Form 10-Q
period 2020-03-31
LEGGETT & PLATT INC
filed 2020-05-08
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of April 29, 2020: 132,276,805

LEGGETT & PLATT, INCORPORATED
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	March 31, 2020	December 31, 2019
CURRENT ASSETS
Cash and cash equivalents	$505.8	$247.6
Trade receivables, net	546.0	564.4
Other receivables, net	22.2	27.5
Total receivables, net	568.2	591.9
Total inventories, net	655.5	636.7
Prepaid expenses and other current assets	52.5	61.9
Total current assets	1,782.0	1,538.1
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,369.6	1,388.8
Buildings and other	696.3	719.0
Land	41.7	43.5
Total property, plant and equipment	2,107.6	2,151.3
Less accumulated depreciation	1,298.1	1,320.5
Net property, plant and equipment	809.5	830.8
OTHER ASSETS
Goodwill	1,391.4	1,406.3
Other intangibles, less accumulated amortization of $237.6 and $222.3 as of March 31, 2020 and December 31, 2019, respectively	744.0	764.0
Operating lease right-of-use assets	155.3	158.8
Sundry	99.8	118.4
Total other assets	2,390.5	2,447.5
TOTAL ASSETS	$4,982.0	$4,816.4
CURRENT LIABILITIES
Current maturities of long-term debt	$51.2	$51.1
Current portion of operating lease liabilities	39.6	39.3
Accounts payable	429.1	463.4
Accrued expenses	244.0	281.0
Other current liabilities	90.8	93.3
Total current liabilities	854.7	928.1
LONG-TERM LIABILITIES
Long-term debt	2,415.2	2,066.5
Operating lease liabilities	117.9	121.6
Other long-term liabilities	158.5	173.5
Deferred income taxes	197.1	214.2
Total long-term liabilities	2,888.7	2,575.8
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	533.5	536.1
Retained earnings	2,723.5	2,734.5
Accumulated other comprehensive loss	(147.3)	(76.8)
Treasury stock	(1,873.5)	(1,883.8)
Total Leggett & Platt, Inc. equity	1,238.2	1,312.0
Noncontrolling interest	.4	.5
Total equity	1,238.6	1,312.5
TOTAL LIABILITIES AND EQUITY	$4,982.0	$4,816.4
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions, except per share data)	2020	2019
Net trade sales	$1,045.5	$1,155.1
Cost of goods sold	822.7	922.1
Gross profit	222.8	233.0
Selling and administrative expenses	117.8	118.6
Amortization of intangibles	16.4	14.1
Impairments	3.5	2.9
Other (income) expense, net	4.4	(.8)
Earnings before interest and income taxes	80.7	98.2
Interest expense	20.9	21.4
Interest income	.9	1.4
Earnings before income taxes	60.7	78.2
Income taxes	15.0	17.1
Net earnings	45.7	61.1
Loss attributable to noncontrolling interest, net of tax	—	.1
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$45.7	$61.2
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.34	$.46
Diluted	$.34	$.45

Weighted average shares outstanding
Basic	135.4	134.4
Diluted	135.6	135.0
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions)	2020	2019
Net earnings	$45.7	$61.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(65.5)	8.8
Cash flow hedges	(6.3)	3.9
Defined benefit pension plans	1.2	.5
Other comprehensive income (loss)	(70.6)	13.2
Comprehensive income (loss)	(24.9)	74.3
Add: comprehensive loss attributable to noncontrolling interest	.1	.1
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$(24.8)	$74.4
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
OPERATING ACTIVITIES
Net earnings	$45.7	$61.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	30.1	29.1
Amortization of intangibles and supply agreements	17.4	17.2
Impairments	3.5	2.9
Provision for losses on accounts and notes receivable	19.8	.9
Writedown of inventories	3.1	4.7
Deferred income tax (benefit) expense	(15.1)	3.8
Stock-based compensation	7.5	7.8
Other, net	7.8	(3.3)
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(7.1)	(17.4)
Inventories	(34.3)	13.9
Other current assets	(3.4)	(2.9)
Accounts payable	(27.8)	(67.1)
Accrued expenses and other current liabilities	(36.8)	(19.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10.4	31.4
INVESTING ACTIVITIES
Additions to property, plant and equipment	(24.2)	(31.8)
Purchases of companies, net of cash acquired	—	(1,244.3)
Other, net	6.9	(1.1)
NET CASH USED FOR INVESTING ACTIVITIES	(17.3)	(1,277.2)
FINANCING ACTIVITIES
Additions to long-term debt	—	993.3
Payments on long-term debt	(12.5)	(.9)
Change in commercial paper and short-term debt	352.6	296.9
Dividends paid	(52.7)	(49.6)
Issuances of common stock	.6	6.5
Purchases of common stock	(8.2)	(8.5)
Other, net	(.8)	(1.0)
NET CASH PROVIDED BY FINANCING ACTIVITIES	279.0	1,236.7
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(13.9)	4.3
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	258.2	(4.8)
CASH AND CASH EQUIVALENTS—January 1,	247.6	268.1
CASH AND CASH EQUIVALENTS—March 31,	$505.8	$263.3
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
The December 31, 2019 financial position data included herein was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.

Reclassifications

Certain reclassifications have been made to the prior period's information in the Notes to the Consolidated Condensed Financial Statements to conform to the first quarter 2020 for segment reporting changes in our management structure and all related internal reporting (See Note 4 - Segment Information). These reclassifications did not impact our consolidated earnings or assets of the company, and all prior periods presented have been restated to conform with these changes.

2. ACCOUNTING STANDARD UPDATES

        The Financial Accounting Standards Board (FASB) regularly issues updates to the FASB Accounting Standards Codification that are communicated through issuance of an Accounting Standards Update (ASU).   Below is a summary of the ASUs, effective for current or future periods, most relevant to our financial statements.

Adopted in 2020:

•On January 1, 2020, we adopted ASU 2016-13 “Financial Instruments—Credit Losses” (Topic 326) as discussed in Note 7.

•ASU 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. We adopted this ASU on January 1, 2020. This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value up to the total amount of goodwill for the reporting unit. We will apply this guidance to our annual goodwill impairment testing which will be completed in the second quarter of 2020.

•ASU 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”.  We adopted this ASU on January 1, 2020. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The adoption of this ASU did not materially impact our financial statements.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
To be adopted in future years:

•ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”: This ASU will be effective January 1, 2021 and is a part of the FASB overall simplification initiative. We are currently evaluating this guidance.

The FASB has issued accounting guidance, in addition to the issuance discussed above, effective for current and future periods. This guidance did not have a material impact on our current financial statements, and we do not believe it will have a material impact on our future financial statements.

3. REVENUE

Performance Obligations and Shipping and Handling Costs
We recognize revenue when performance obligations under the terms of a contract with our customers are satisfied. Substantially all of our revenue is recognized upon transfer of control of our products to our customers, which is generally upon shipment from our facilities or upon delivery to our customers' facilities and is dependent on the terms of the specific contract. This conclusion considers the point at which our customers have the ability to direct the use of and obtain substantially all of the remaining benefits of the products that are transferred. Substantially all unsatisfied performance obligations as of March 31, 2020, will be satisfied within one year or less. Shipping and handling costs are included as a component of "Cost of goods sold".
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
Some of our products transferred to customers can be returned, and we recognize the following for this right:
•An estimated refund liability and a corresponding reduction to revenue based on historical returns experience.
•An asset and a corresponding reduction to cost of sales for our right to recover products from customers upon settling the refund liability. We reduce the carrying amount of these assets by estimates of costs associated with the recovery and any additional expected reduction in value.

Our refund liability and the corresponding asset associated with our right to recover products from our customers were immaterial at March 31, 2020.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Revenue by Product Line
We disaggregate revenue by customer group, which is the same as our product lines for each of our segments, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. For information on our new segment structure, see Note 4.

	Three Months Ended March 31,
	2020	2019
Bedding Products
Bedding group	$490.6	$554.3
	490.6	554.3

Specialized Products
Automotive group	173.7	196.1
Aerospace Products group	38.4	39.4
Hydraulic Cylinders group	22.4	27.4
	234.5	262.9

Furniture, Flooring & Textile Products
Home Furniture group	81.2	90.9
Work Furniture group	63.6	73.2
Flooring & Textile Products group	175.6	173.8
	320.4	337.9
	$1,045.5	$1,155.1

4. SEGMENT INFORMATION
Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. To reflect how we manage our newly aligned businesses and in conjunction with the change in executive officer leadership, our management organizational structure and all related internal reporting changed effective January 1, 2020. As a result, our segment reporting has changed to reflect the new structure. This segment change was retrospectively applied to all prior periods presented.
The new Bedding Products segment consists of the former Residential Products and Industrial Products segments, plus the Consumer Products Group (which is renamed the Adjustable Bed business unit), minus the Fabric & Flooring Products Group (which is renamed the Flooring & Textile Products Group).
The new Furniture, Flooring & Textile Products segment consists of the former Furniture Products segment, plus the Fabric & Flooring Products Group (which is renamed the Flooring & Textile Products Group) minus the Consumer Products Group (which is renamed the Adjustable Bed business unit).
Our Specialized Products segment was not changed.

We have three operating segments that supply a wide range of products:

•Bedding Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private-label finished mattresses for bedding brands and steel rod and drawn steel wire to our other operations and to external customers to make mechanical springs and many other end products. We also produce adjustable bed bases.
•Specialized Products: This segment supplies lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
•Furniture, Flooring & Textile Products: This segment supplies a wide range of components for residential and work furniture manufacturers, as well as select lines of private-label finished furniture. We also produce or distribute flooring underlayment, fabric, and geo components.

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
A summary of segment results from continuing operations is shown in the following tables.

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Three Months Ended March 31, 2020
Bedding Products	$490.6	$9.6	$500.2	$30.0	$26.8
Specialized Products	234.5	.8	235.3	27.7	11.2
Furniture, Flooring & Textile Products	320.4	5.2	325.6	26.5	6.5
Intersegment eliminations and other [2,3]				(3.5)	3.0
	$1,045.5	$15.6	$1,061.1	$80.7	$47.5
Three Months Ended March 31, 2019
Bedding Products	$554.3	$10.2	$564.5	$44.1	$24.8
Specialized Products	262.9	.9	263.8	35.7	10.2
Furniture, Flooring & Textile Products	337.9	4.3	342.2	18.4	6.6
Intersegment eliminations and other [2]				—	4.7
	$1,155.1	$15.4	$1,170.5	$98.2	$46.3
1 See Note 3 for revenue by product line.
2 Depreciation and Amortization: Other relates to non-operating assets (assets not included in segment assets) and is allocated to segment EBIT as discussed above.
3 2020 EBIT: Other includes a charge to write off stock associated with a business divested in 2008.

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

	March 31, 2020	December 31, 2019
Bedding Products	$788.7	$816.9
Specialized Products	309.7	346.4
Furniture, Flooring & Textile Products	353.9	383.2
Average current liabilities included in segment numbers above	666.4	735.3
Unallocated assets [1]	2,912.8	2,662.7
Difference between average assets and period-end balance sheet	(49.5)	(128.1)
Total assets	$4,982.0	$4,816.4

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

In December 2018, we committed to the Plan primarily associated with our Furniture, Flooring & Textiles Products and Bedding Products segments, including the Home Furniture Group (which produces furniture components for the upholstered furniture industry) and a portion of the Adjustable Bed business (which supplied ornamental beds, bed frames and other sleep accessories sold to retailers). Both of these businesses had underperformed expectations primarily from weaker demand and higher raw material costs. These restructuring activities were substantially complete as of December 31, 2019.

In 2019, we modified the Plan to include four small facilities in the Bedding Products segment, most of which were substantially complete by the end of the year. All restructuring activities with this Plan are materially complete. The following table presents information associated with this Plan:

	Total Amount Incurred to Date	Three Months Ended March 31, 2020	Total Incurred Full Year 2019 and 2018
2018 Restructuring Plan
Restructuring and restructuring-related	$19.4	$.7	$18.7
Impairment costs associated with this plan	12.7	—	12.7
	$32.1	$.7	$31.4
Amount of total that represents cash charges	$15.5	$.6	$14.9

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The table below presents all restructuring and restructuring-related activity for the periods presented; the majority of the 2020 costs are related to the Plan:

	Three Months Ended March 31,
	2020	2019
Charged to other (income) expense, net:
Severance and other restructuring costs	$.6	$1.2
Charged to cost of goods sold:
Inventory obsolescence and other	.1	2.4
Total restructuring and restructuring-related costs	$.7	$3.6
Amount of total that represents cash charges	$.6	$1.2

Restructuring and restructuring-related charges by segment were as follows:

	Three Months Ended March 31,
	2020	2019
Bedding Products	$.6	$2.9
Furniture, Flooring & Textile Products	.1	.7
Total	$.7	$3.6

The accrued liability associated with our total restructuring initiatives consisted of the following:

	Balance at December 31, 2019	Add: 2020 Charges	Less: 2020 Payments	Balance at March 31, 2020
Termination benefits	$3.5	$.2	$1.2	$2.5
Other restructuring costs	.7	.4	.5	.6
	$4.2	$.6	$1.7	$3.1

Impairment charges

Impairment charges (pretax) are reported in “Impairments” in the Consolidated Condensed Statements of Operations and are summarized in the following table:

	Three Months Ended March 31,
	2020	2019
	Other Long-Lived Assets Impairments	Other Long-Lived Assets Impairments
Bedding Products	$—	$2.9
Unallocated [1]	3.5	—
Total impairment charges	$3.5	$2.9
1 This is a charge to write off stock associated with a business divested in 2008.

We test other long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value and the resulting impairment charges noted above were based primarily upon offers from potential buyers, third-party estimates of fair value less selling costs or estimated future cash flows.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2020	2019
Net earnings:
Net earnings	$45.7	$61.1
Earnings attributable to noncontrolling interest, net of tax	$—	$.1
Net earnings attributable to Leggett & Platt common shareholders	$45.7	$61.2

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	135.4	134.4
Dilutive effect of stock-based compensation	.2	.6
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	135.6	135.0

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt common shareholders	$.34	$.46

Diluted EPS attributable to Leggett & Platt common shareholders	$.34	$.45

Other information:
Anti-dilutive shares excluded from diluted EPS computation	.2	.1

Cash dividends declared per share	$.40	$.38

7. ACCOUNTS AND OTHER RECEIVABLES
Initial adoption of new ASU
Effective January 1, 2020, we adopted ASU 2016-13 “Financial Instruments—Credit Losses” (Topic 326), which amended the impairment model to require a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. In accordance with guidance, the new standard was adopted using the modified retrospective approach as of the effective date; prior periods were not restated. The increase to the allowance for doubtful accounts, net of the deferred tax impact, was recorded as an adjustment to opening retained earnings.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The cumulative effect of applying Topic 326 to our Consolidated Condensed Balance Sheet was as follows:

	Balance at December 31, 2019 as Previously Reported	Topic 326 Adjustments	Balance at January 1, 2020

Trade receivables, net [1]	$564.4	$(3.3)	$561.1
Other current assets	973.7	—	973.7
Property, plant and equipment	830.8	—	830.8
Other assets	2,447.5	—	2,447.5
Total assets	$4,816.4	$(3.3)	$4,813.1

Current liabilities	$928.1	$—	$928.1
Long-term liabilities [2]	2,575.8	(.8)	2,575.0
Retained earnings	2,734.5	(2.5)	2,732.0
Other equity	(1,422.0)	—	(1,422.0)
Total assets	$4,816.4	$(3.3)	$4,813.1
1 This adjustment is to increase our allowance for doubtful accounts for estimated expected credit losses on trade receivables over their contractual life.
2 This adjustment is to reflect a decrease in deferred income tax liability as a result of the change in the allowance for doubtful accounts.

Trade receivables are recorded at the invoiced amount and generally do not bear interest. Credit is also occasionally extended in the form of a note receivable to facilitate our customers' operating cycles. Other notes receivable are established in special circumstances, such as in partial payment for the sale of a business or to support other business opportunities. Other notes receivable generally bear interest at market rates commensurate with the corresponding credit risk on the date of the origination.
To determine our allowance for doubtful accounts under the new guidance, we are utilizing a pool approach to group our receivables with similar risk characteristics. Our pools correspond with our business units, which generally have similar terms, industry-specific conditions, and historical or expected loss patterns. Reserves are established for each pool based on their level of risk exposure. When credit deterioration occurs on a specific customer within a pool, we evaluate the receivable separately to estimate the expected credit loss based on the specific risk characteristics. Management reviews individual accounts and pools for factors such as the length of time that receivables are past due, the financial health of the companies involved, industry and macroeconomic considerations, and historical loss experience. A qualitative reserve is also established for any current macroeconomic conditions or reasonable and supportable forecasts that could impact the expected collectibility of all or a portion of our receivables portfolio.
Account balances are charged against the allowance when it is probable the receivable will not be recovered. Interest income is not recognized for nonperforming accounts that are placed on nonaccrual status. For accounts on nonaccrual status, any interest payments received are applied against the balance of the nonaccrual account.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Accounts and other receivables consisted of the following:

	March 31, 2020		December 31, 2019
	Current	Long-term	Current	Long-term
Trade accounts receivable [1]	$567.3	$—	$571.8	$—
Trade notes receivable	1.2	.8	1.1	.6
Total trade receivables	568.5	.8	572.9	.6
Other notes receivable [1]	—	23.4	—	23.4
Taxes receivable, including income taxes	14.0	—	15.8	—
Other receivables	8.2	—	11.7	—
Subtotal other receivables	22.2	23.4	27.5	23.4
Total trade and other receivables	590.7	24.2	600.4	24.0
Allowance for doubtful accounts:
Trade accounts receivable [1,2]	(22.4)	—	(8.4)	—
Trade notes receivable	(.1)	—	(.1)	—
Total trade receivables	(22.5)	—	(8.5)	—
Other notes receivable [1]	—	(23.4)	—	(15.0)
Total allowance for doubtful accounts	(22.5)	(23.4)	(8.5)	(15.0)
Total net receivables	$568.2	$.8	$591.9	$9.0
1 The “Trade accounts receivable” and “Other notes receivable” line items above include $25.7 and $26.0 as of March 31, 2020 and December 31, 2019, respectively, from a customer in our Bedding Products segment who is experiencing financial difficulty and liquidity problems. This customer was placed on nonaccrual status in 2018, and became delinquent in quarterly interest payments in the first quarter of 2020. As a result, we have increased our reserve at March 31, 2020 to $25.7 ($23.4 for the note and $2.3 for the trade receivable). The reserve for this customer at December 31, 2019, was $16.0 ($15.0 for the note and $1.0 for the trade receivable).
2 The COVID-19 pandemic and resulting social and governmental restrictions have adversely impacted the operations of many of our customers, which have and could further impact their ability to pay their debts to us. As a result, we increased the reserves on "Trade accounts receivable" during the first quarter 2020 to reflect this increased collectibility risk.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2019	Topic 326 Adjustment	Balance at January 1, 2020	Add: Charges	Less: Net Charge-offs/ (Recoveries) and Other	Balance at March 31, 2020
Trade accounts receivable	$8.4	$3.3	$11.7	$11.4	$.7	$22.4
Trade notes receivable	.1	—	.1	—	—	.1
Total trade receivables	8.5	3.3	11.8	11.4	.7	22.5
Other notes receivable	15.0	—	15.0	8.4	—	23.4
Total allowance for doubtful accounts	$23.5	$3.3	$26.8	$19.8	$.7	$45.9

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based and stock-related compensation for each period presented:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Stock-based retirement plans contributions [1]	$(.3)	$.1	$.6	$.1
Discounts on various stock awards:
Deferred Stock Compensation Program	.5	—	.6	—
Stock-based retirement plans	.2	—	.2	—
Discount Stock Plan	.3	—	.3	—
Performance Stock Unit (PSU) awards: [2]
2018 and later PSU - TSR based 2A	.9	(2.8)	.7	.8
2018 and later PSU - EBIT CAGR based 2B	(2.1)	(2.8)	1.6	2.0
2017 and prior PSU awards 2C	—	.1	.5	.4
Restricted Stock Unit (RSU) awards [3]	4.7	—	.5	—
Profitable Growth Incentive (PGI) awards [4]	—	—	—	—
Other, primarily non-employee directors restricted stock	.4	—	.2	—
Total stock-related compensation expense	4.6	$(5.4)	5.2	$3.3
Employee contributions for above stock plans	2.9		2.6
Total stock-based compensation	$7.5		$7.8

Tax benefits on stock-based compensation expense	$1.1		$1.2
Tax benefits on stock-based compensation payments	2.8		1.9
Total tax benefits associated with stock-based compensation	$3.9		$3.1

Included below is the activity in our most significant stock-based plans:

1 Stock-Based Retirement Plans
Participants in the Executive Stock Unit Program may contribute up to 10% (depending on certain qualifications) of their compensation above the threshold. Participant contributions are credited to a diversified investment account established for the participant. Leggett matching contributions to the plan, including dividend equivalents, are used to acquire stock units. Stock units are converted to common stock at a 1-to-1 ratio upon distribution from the program.

2 PSU Awards
2020 Changes to the PSU and RSU awards
In November 2019, the Compensation Committee approved changes to our PSU and RSU award programs for 2020. Changes to the plans for executive officers are as follows:
•Two-thirds of the target award value will be granted as PSUs based on relative TSR and EBIT CAGR over a three-year performance period.
•One-third of the target award value will be granted as RSUs vesting in one-third increments over three years.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
During 2019 PSU awards were based on two equal measures: (i) Relative Total Shareholder Return (TSR = (Change in Stock Price + Dividends) ÷ Beginning Stock Price) and (ii) EBIT Compound Annual Growth Rate (EBIT CAGR). These components are discussed below.
We intend to pay 50% in shares of our common stock and 50% in cash; although, we reserve the right, subject to Compensation Committee approval, to pay up to 100% in cash.

 2A 2018 PSU - TSR based
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
The relative TSR vesting condition of the 2018 and later PSU awards contains the following conditions:
•A service requirement—Awards generally “cliff” vest three years following the grant date; and
•A market condition—Awards are based on our TSR as compared to the TSR of a group of peer companies. The peer group consists of all the companies in the Industrial, Materials and Consumer Discretionary sectors of the S&P 500 and S&P Midcap 400 (approximately 300 companies). Participants will earn from 0% to 200% of the base award depending upon how our TSR ranks within the peer group at the end of the three-year performance period.

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
The EBIT CAGR portion of this award contains the following conditions:
•A service requirement—Awards generally “cliff” vest three years following the grant date; and
•A performance condition—Awards are based on achieving specified EBIT CAGR performance targets for our or the applicable segment's EBIT during the third year of the performance period compared to the EBIT during the fiscal year immediately preceding the performance period. Participants will earn from 0% to 200% of the base award.
In connection with the decision to move a significant portion of the long-term incentive opportunity from a two-year to a three-year performance period by eliminating PGI awards, in February 2018, we also granted participants a one-time transition PSU award, based upon EBIT CAGR over a two-year performance period. This award was paid in the first quarter 2020. Average payout percentage of base award was 114%, and the number of shares paid was .1. The cash portion pay out was $4.1.

2C 2017 and prior PSU Awards
The 2017 and prior PSU awards were based solely on relative TSR. Vesting conditions were the same as (2A) above other than the maximum payout of 175% of the base award. The 2017 PSU award was paid out Q1 2020.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented:

	Three Months Ended March 31,
	2020	2019
TSR based
Total shares base award	.1	.1
Grant date per share fair value	$38.23	$57.86
Risk-free interest rate	1.4%	2.4%
Expected life in years	3.0	3.0
Expected volatility (over expected life)	24.0%	21.5%
Expected dividend yield (over expected life)	3.6%	3.4%

EBIT CAGR based
Total shares base award	.1	.1
Grant date per share fair value	$40.52	$39.98
Vesting period in years	3.0	3.0

Three-Year Performance Cycle
Award Year	Completion Date	TSR Performance Relative to the Peer Group (1%=Best)	Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2016	December 31, 2018	78th percentile	—%	—	$—	First quarter 2019
2017	December 31, 2019	63rd percentile	49.0%	.1 million	$1.6	First quarter 2020

3 RSU Awards

The RSU award has been amended so that those who retire (1) after age 65 or (2) after the date where the participant’s age plus years of service are greater than or equal to 70 years, will continue to receive shares that will vest after the retirement date. Expense associated with these retirement-eligible employees will be recognized immediately at the RSU grant date. For those employees who become retirement eligible after the grant date, any remaining expense associated with those RSUs will be recognized at the date the employee meets the retirement-eligible criteria. For more information on the 2020 RSU award changes see the PSU section above.

4 PGI Awards

In 2017 and prior years, certain key management employees participated in a PGI program. The PGI awards were eliminated during 2018, and were replaced with the PSU EBIT CAGR award discussed above. In the first quarter 2019, all PGI awards were paid out with a distribution of shares (less than .1 million) and cash ($2.2).

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. ACQUISITIONS
The following table contains the estimated fair values (using inputs as discussed in Note 13) of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during 2019. Of the goodwill included in the table below, $126.4 is expected to be deductible for tax purposes.

Three Months Ended March 31,
2019
Accounts receivable	$72.4
Inventory	60.1
Property, plant and equipment	80.2
Goodwill	558.8
Other intangible assets:
Customer relationships (15-year life)	372.7
Technology (15-year life)	173.3
Trademarks and trade names (15-year life)	65.8
Non-compete agreements and other (5-year life)	28.1
Other current and long-term assets	27.4
Current liabilities	(43.9)
Deferred income taxes	(129.0)
Other long-term liabilities	(21.6)
Net cash consideration	$1,244.3

The following table summarizes acquisitions for the periods presented.

Three Months Ended	Number of Acquisitions	Segment	Product/Service
March 31, 2020	None

March 31, 2019	1	Bedding Products	A leader in proprietary specialized foam technology, primarily for the bedding and furniture industries
Certain of our prior years' acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as liabilities at the acquisition date. At March 31, 2020 and December 31, 2019, our current liability for these future payments was $7.9 and $9.2, respectively.  Components of the liability are based on estimates and contingent upon future events, therefore, the amounts may fluctuate materially until the payment dates.
2020
No businesses were acquired during the first quarter 2020.
2019
We acquired one business:
•ECS, a leader in proprietary specialized foam technology, primarily for the bedding and furniture industries. Through this acquisition, we gained critical capabilities in proprietary foam technology, along with scale in the production of private-label finished mattresses. The acquisition date was January 16. The purchase price was $1,244.3 and, upon finalization of the purchase price allocation, added $559.3 of goodwill. The most significant other intangibles added were customer relationships and technology, whose finalized values were $372.3 and $173.3, respectively. There was no contingent consideration associated with this acquisition.

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

Three Months Ended
March 31,
2019
Net trade sales	$1,176.7
Net earnings	62.9
EPS basic	.47
EPS diluted	.47

The information above reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including:

•Amortization and depreciation adjustments relating to fair value estimates of intangible and tangible assets;
•Incremental interest expense on debt incurred in connection with the ECS acquisition;
•Amortization of the fair value adjustment to inventory as though the transaction occurred on January 1, 2018;
•Recognition of transaction costs as though the transaction occurred on January 1, 2018; and
•Estimated tax impacts of the pro forma adjustments.

10. INVENTORIES
The following table recaps the components of inventory for each period presented:

	March 31, 2020	December 31, 2019
Finished goods	$316.6	$308.7
Work in process	52.0	54.4
Raw materials and supplies	334.8	323.5
LIFO reserve	(47.9)	(49.9)
Total inventories, net	$655.5	$636.7

All inventories are stated at the lower of cost or net realizable value. We generally use standard costs which include materials, labor and production overhead at normal production capacity. The last-in, first-out (LIFO) method is primarily used to value our domestic steel-related inventories. LIFO represents approximately 40% of our inventories. For the remainder of the inventories, we principally use the first-in, first-out (FIFO) method, which is representative of our standard costs. For these inventories, the FIFO cost for the periods presented approximated expected replacement cost.
Inventories are reviewed at least quarterly for slow-moving and potentially obsolete items using actual inventory turnover and, if necessary, are written down to estimated net realizable value. Restructuring activity and decisions to narrow product offerings (as discussed in Note 5) also impact the estimated net realizable value of inventories. We have had no material changes in inventory writedowns or slow-moving and obsolete inventory reserves in any of the years presented.
The following table contains the LIFO benefit for each of the periods presented.

	Three Months Ended March 31,
	2020	2019
LIFO benefit	$2.0	$—

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11. EMPLOYEE BENEFIT PLANS
Employer contributions for 2020 are expected to approximate $2.0.

The following table provides interim information as to our domestic and foreign defined benefit pension plans:

	Three Months Ended March 31,
	2020	2019
Components of net pension expense
Service cost	$1.1	$1.0
Interest cost	1.9	2.2
Expected return on plan assets	(3.0)	(2.9)
Recognized net actuarial loss	1.0	.8
Net pension expense	$1.0	$1.1

        The components of net pension expense, other than the service cost component, are included in the line item “Other (income) expense, net” in the Consolidated Condensed Statements of Operations.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2020
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2020	$1,312.5	$2,734.5	$538.1	$(1,883.8)	$.5	$(76.8)
Effect of accounting change on prior years, net of tax (Topic 326-See Note 7)	(2.5)	(2.5)	—	—	—	—
Adjusted beginning balance, January 1, 2020	1,310.0	2,732.0	538.1	(1,883.8)	.5	(76.8)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	45.7	45.7	—	—	—	—
Dividends declared (See Note 6)	(52.8)	(54.2)	1.4	—	—	—
Treasury stock purchased	(8.4)	—	—	(8.4)	—	—
Treasury stock issued	2.5	—	(16.2)	18.7	—	—
Foreign currency translation adjustments	(65.5)	—	—	—	(.1)	(65.4)
Cash flow hedges, net of tax	(6.3)	—	—	—	—	(6.3)
Defined benefit pension plans, net of tax	1.2	—	—	—	—	1.2
Stock-based compensation transactions, net of tax	12.2	—	12.2	—	—	—
Ending balance, March 31, 2020	$1,238.6	$2,723.5	$535.5	$(1,873.5)	$.4	$(147.3)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended March 31, 2019
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2019	$1,157.6	$2,613.8	$529.1	$(1,908.3)	$.6	$(77.6)
Effect of accounting change on prior years, net of tax (Topic 842)	.1	.1	—	—	—	—
Adjusted beginning balance, January 1, 2019	1,157.7	2,613.9	529.1	(1,908.3)	.6	(77.6)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	61.1	61.2	—	—	(.1)	—
Dividends declared (See Note 6)	(49.9)	(51.2)	1.3	—	—	—
Treasury stock purchased	(11.7)	—	—	(11.7)	—	—
Treasury stock issued	13.8	—	(14.6)	28.4	—	—
Foreign currency translation adjustments	8.8	—	—	—	—	8.8
Cash flow hedges, net of tax	3.9	—	—	—	—	3.9
Defined benefit pension plans, net of tax	.5	—	—	—	—	.5
Stock-based compensation transactions, net of tax	11.0	—	11.0	—	—	—
Ending balance, March 31, 2019	$1,195.2	$2,623.9	$526.8	$(1,891.6)	$.5	$(64.4)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended March 31,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$(21.5)	$(4.1)	$(51.2)	$(76.8)
Other comprehensive income (loss)	(65.5)	(7.6)	.6	(72.5)
Reclassifications, pretax [1]	—	.3	1.0	1.3
Income tax effect	—	1.0	(.4)	.6
Attributable to noncontrolling interest	.1	—	—	.1
Balance, March 31, 2020	$(86.9)	$(10.4)	$(50.0)	$(147.3)

Balance, January 1, 2019	$(26.5)	$(11.8)	$(39.3)	$(77.6)
Other comprehensive income (loss)	8.8	3.1	(.2)	11.7
Reclassifications, pretax [2]	—	1.9	.8	2.7
Income tax effect	—	(1.1)	(.1)	(1.2)
Balance, March 31, 2019	$(17.7)	$(7.9)	$(38.8)	$(64.4)

[1] 2020 pretax reclassifications are comprised of:
Net trade sales	$—	$(.5)	$—	$(.5)
Cost of goods sold; selling and administrative expenses	—	(.3)	—	(.3)
Interest expense	—	1.1	—	1.1
Other income (expense), net	—	—	1.0	1.0
Total reclassifications, pretax	$—	$.3	$1.0	$1.3

[2] 2019 pretax reclassifications are comprised of:
Net trade sales	$—	$1.0	$—	$1.0
Cost of goods sold; selling and administrative expenses	—	(.2)	—	(.2)
Interest expense	—	1.1	—	1.1
Other income (expense), net	—	—	.8	.8
Total reclassifications, pretax	$—	$1.9	$.8	$2.7

13. FAIR VALUE
We utilize fair value measures for both financial and non-financial assets and liabilities.
Items measured at fair value on a recurring basis
Fair value measurements are established using a three level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following categories:
•Level 1: Quoted prices for identical assets or liabilities in active markets.
•Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly. Short-term investments in this category are valued using discounted cash flow techniques with all significant inputs derived from or corroborated by observable market data. Derivative assets and liabilities in this category are valued using models that consider various assumptions and information from market-corroborated sources. The models used are primarily industry-standard models that consider items such as quoted prices, market interest rate curves applicable to the instruments being valued as of the end of each period, discounted cash flows,

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
volatility factors, current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
•Level 3: Unobservable inputs that are not corroborated by market data.
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$152.6	$—	$152.6
Derivative assets [1] (Note 14)	—	1.3	—	1.3
Diversified investments associated with the Executive Stock Unit Program (ESUP) [1]	34.8	—	—	34.8
Total assets	$34.8	$153.9	$—	$188.7
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$11.4	$—	$11.4
Liabilities associated with the ESUP [1]	34.3	—	—	34.3
Total liabilities	$34.3	$11.4	$—	$45.7

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$153.7	$—	$153.7
Derivative assets [1] (Note 14)	—	4.0	—	4.0
Diversified investments associated with the ESUP [1]	41.0	—	—	41.0
Total assets	$41.0	$157.7	$—	$198.7
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$.9	$—	$.9
Liabilities associated with the ESUP [1]	40.6	—	—	40.6
Total liabilities	$40.6	$.9	$—	$41.5
1 Includes both current and long-term amounts.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 2) was approximately $20.0 less than carrying value of $1,586.1 at March 31, 2020 and was approximately $98.6 greater than carrying value of $1,585.6 at December 31, 2019.
Items measured at fair value on a non-recurring basis
The primary areas in which we use fair value measurements of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies as discussed in Note 9 and evaluating long-term assets (including goodwill) for potential impairment. Determining fair values for these items requires significant judgment and includes a variety of methods and models that utilize significant Level 3 inputs. For methodologies used in determining fair value reference is made to Footnote A in the Notes to Consolidated Financial Statements in our Form 10-K filed February 20, 2020.

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
Expense for Underlying Transactions Probable of Not Occurring
In response to the COVID-19 pandemic, our projected sales have been adversely impacted in the short term and as a result, we believe that the underlying transactions are probable of not occurring. Accordingly, we immediately recognized a loss of $.5, of which $.4 represents the previously deferred losses of our hedge positions that had been recorded in accumulated other comprehensive income (AOCI). These amounts are presented in the same line of the income statement as the expected hedged item (net trade sales).

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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of March 31, 2020
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean and UK subsidiaries	Dec 2021	$174.7	$.6	$4.0	$.4
Future DKK sales of Polish subsidiary	Dec 2021	24.4	—	.9	.2
Future EUR sales of Chinese and UK subsidiaries	Dec 2021	35.5	.2	.2	.1
Future MXN purchases of a USD subsidiary	Dec 2021	11.9	—	1.3	.3
Total cash flow hedges			.8	6.4	1.0
Fair value hedges:
Intercompany and third-party receivables and payables exposed to multiple currencies (DKK, EUR, USD and ZAR) in various countries (CAD, CHF, CNY, GBP, PLN and USD)	Jun 2020	112.3	.3	4.0	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Mar 2021	10.1	.1	—	—
USD receivable on a CAD subsidiary	Apr 2020	23.0	.1	—	—
Total derivatives not designated as hedging instruments			.2	—	—
			$1.3	$10.4	$1.0

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2019
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, Swiss and UK subsidiaries	Sep 2021	$138.5	$1.3	$.2	$.7
Future MXN purchases of a USD subsidiary	Jun 2021	9.8	.5	.1	—
Future DKK sales of a Polish subsidiary	Jun 2021	21.1	.3	—	—
Future EUR sales of Chinese and UK subsidiaries	Jun 2021	29.9	.7	—	—
Total cash flow hedges			2.8	.3	.7
Fair value hedges:
Intercompany and third-party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, USD and ZAR) in various countries (CAD, CHF, CNY, GBP, PLN and USD)	May 2020	112.0	.8	—	.1
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Dec 2020	10.1	.1	—	—
Hedge of USD receivable on a CAD subsidiary	Jan 2020	5.0	—	—	.1
Total derivatives not designated as hedging instruments			.1	—	.1
			$3.7	$.3	$.9

The following table sets forth the pretax (gains) losses for our hedging activities for the years presented. This schedule includes reclassifications (including impact of underlying transactions probable of not occurring) from accumulated other comprehensive income (see Note 12) as well as derivative settlements recorded directly to income or expense.

	Caption in Consolidated Condensed Statements of Operations	Amount of (Gain) Loss Recorded in Income Three Months Ended March 31,
		2020	2019
Derivatives designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$1.1	$1.1
Currency cash flow hedges	Net trade sales	.6	.4
Currency cash flow hedges	Cost of goods sold	(.3)	(.3)
Total cash flow hedges		1.4	1.2
Fair value hedges	Other (income) expense, net	5.0	.4

Derivatives not designated as hedging instruments	Other (income) expense, net	(1.3)	(.2)
Total derivative instruments		$5.1	$1.4

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
We deny all allegations in the below Brazilian actions. We believe that we have valid bases to contest such actions and are vigorously defending ourselves. However, these contingencies are subject to uncertainties, and based on current known facts, we believe that it is reasonably possible (but not probable) that we may incur losses of approximately $10.5 including interest and attorney fees with respect to these assessments. Therefore, because it is not probable we will incur a loss, no accrual has been recorded for Brazilian value-added tax (VAT) matters. As of the date of this filing, we have $7.9 on deposit with the Brazilian government to partially mitigate interest and penalties that may accrue while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.
Brazilian Federal Cases. On December 22 and December 29, 2011, and December 17, 2012, the Brazilian Finance Ministry, Federal Revenue Office (Finance Ministry) issued notices of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (L&P Brazil) in the amount of $1.5, $.1 and $2.6, respectively. The Finance Ministry claimed that for November 2006 and continuing through 2011, L&P Brazil used an incorrect tariff code for the collection and payment of VAT primarily on the sale of mattress innerspring units in Brazil (VAT Rate Dispute). L&P Brazil has denied the violations. On December 4, 2015, we filed an action related to the $2.6 assessment ($3.1 with updated interest), in Sorocaba Federal Court. On October 18, 2018, we filed an action related to the $1.5 assessment ($2.3 with updated interest), in Sorocaba Federal Court. The $.1 assessment remains pending at the second administrative level. These actions seek to annul the entire assessments and remain pending.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012, and September 13, 2013, from the Finance Ministry where it challenged L&P Brazil’s use of tax credits in years 2005 through 2010. Such credits are generated based upon the VAT rate used by L&P Brazil on the sale of mattress innersprings. On September 4, 2014, the Finance Ministry issued additional assessments regarding this same issue, but covering certain periods of 2011 and 2012. L&P Brazil filed its defenses denying the assessments. L&P Brazil has received aggregate assessments and penalties totaling $1.3 ($1.9 updated with interest) on these denials of tax credit matters. L&P Brazil has denied the violations. Some of these cases have been administratively closed and combined with other actions, while the remaining cases are pending at the administrative level. On September 11, 2017, L&P Brazil received an "isolated penalty" from the Finance Ministry in the amount of $.1 regarding the use of these credits. L&P Brazil filed its defense disputing the penalty. These cases remain pending.
On February 1, 2013, the Finance Ministry filed a Tax Collection action against L&P Brazil in the Camanducaia Judicial District Court, alleging the untimely payment of $.1 of social contributions (social security and social assistance payments) for September to October 2010. L&P Brazil argued the payments were not required to be made because of the application of tax credits generated by L&P Brazil's use of a correct VAT rate on the sale of mattress innersprings. On June 26, 2014, the Finance Ministry issued a new notice of violation against L&P Brazil in the amount of $.5 covering 2011 through 2012 on the same subject matter. L&P Brazil has filed its defenses. These cases remain pending.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
denying the assessment. On August 8, 2019, the Finance Ministry issued an assessment against L&P Brazil in the amount of $.1 alleging that L&P Brazil improperly offset social contributions due between 2015 and 2016. These cases remain pending.
State of São Paulo, Brazil Cases. The State of São Paulo, Brazil (SSP) on October 4, 2012, issued a Tax Assessment against L&P Brazil in the amount of $1.0 for the tax years 2009 through 2011 regarding the same VAT Rate Dispute but as applicable to the sale of mattress innerspring units in the SSP (SSP VAT Rate Dispute). On June 21, 2013, the SSP converted the Tax Assessment to a tax collection action against L&P Brazil in the amount of $1.2 in Sorocaba Judicial District Court. L&P Brazil has denied all allegations. This case remains pending.
L&P Brazil also received a Notice of Tax Assessment from the SSP dated March 27, 2014 in the amount of $.6 for tax years January 2011 through August 2012 regarding the SSP VAT Rate Dispute. L&P Brazil filed its response denying the allegations, but the tax assessment was maintained at the administrative level. On June 9, 2016, L&P Brazil filed an action in Sorocaba State Court to annul the entire assessment. The Court ruled against L&P Brazil on the assessment but lowered the interest amount. The Court of Appeals upheld the unfavorable ruling and we filed a Special and Extraordinary appeal to the High Court on October 10, 2017. The High Court denied our appeal on February 18, 2019. L&P Brazil filed an interlocutory appeal on March 20, 2019. On November 5, 2019, SSP announced an amnesty program that provides discounts on penalties and interest on SSP assessments. We decided to move forward with the amnesty program as it relates to the $.6 assessment (updated to $.9 with interest). We expect to pay $.5 to resolve this matter using a portion of our $.9 cash deposit. We also expect the return of approximately $.4 consisting of cash deposit and accrued interest.
State of Minas Gerais, Brazil Cases. On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to the same VAT Rate Dispute but as applicable to the sale of mattress innerspring units in Minas Gerais from March 2008 through August 2012 in the amount of $.3. L&P Brazil filed its response denying any violation. The Minas Gerais Taxpayer's Council ruled against us, and on June 5, 2014, L&P Brazil filed a Motion to Stay the Execution of the Judgment in Camanducaia Judicial District Court, which remains pending.
Accruals and Reasonably Possible Losses in Excess of Accruals
Accruals for Probable Losses
Although we deny liability in all currently threatened or pending litigation proceedings in which we are or may be a party and believe that we have valid bases to contest all claims threatened or made against us, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, in millions, as follows:

	Three Months Ended March 31,
	2020	2019
Litigation contingency accrual - Beginning of period	$.7	$1.9
Adjustment to accruals - expense (income)	.1	—
Currency	(.1)	—
Cash payments	(.1)	—
Litigation contingency accrual - End of period	$.6	$1.9
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
Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations or cash flows. However, based upon current known facts, as of March 31, 2020, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of the accruals noted above are estimated to be $11.6, including $10.5 for Brazilian VAT matters disclosed above and $1.1 for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize losses in excess of the recorded accruals (and in excess of the $11.6 referenced above), which could have a material negative impact on our financial condition, results of operations and cash flows.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
16. DEBT AMENDMENT
We reviewed our current forecasts for liquidity and future compliance with existing debt covenants in light of the potential impacts of COVID-19 on our business and the uncertainties associated with the duration of the pandemic as discussed in Note 17 Risks and Uncertainties.

As such, effective May 6, 2020, we amended our credit facility to, among other things, change the restrictive borrowing covenants. The prior leverage ratio covenant required us to maintain, as of the last day of each quarter, a leverage ratio of consolidated funded indebtedness to trailing 12-month consolidated EBITDA (each as defined in the credit facility) of not greater than 3.50 to 1.00.

The leverage ratio covenant was changed in two ways: (i) the calculation of the ratio now subtracts unrestricted cash (as defined in the credit facility) from consolidated funded indebtedness; and (ii) the ratio levels, calculated as of the last day of the applicable fiscal quarter, were changed to 4.75 to 1.00 for each fiscal quarter end date through March 31, 2021; 4.25 to 1.00 at June 30, 2021; 3.75 to 1.00 at September 30, 2021; and 3.25 to 1.00 at December 31, 2021 and thereafter.

In addition, the amount of total secured debt limit was changed from 15% to 5% of our total consolidated assets until December 31, 2021, at which time it will revert back to the 15%. Various interest rate terms were also changed. The credit facility also contains an anti-cash hoarding provision that limits borrowing if the Company has a consolidated cash balance (as defined in the credit facility) in excess of a calculated dollar amount. The maturity date of January 2024 remains unchanged. At this time, the Company expects to be able to maintain compliance with the amended debt covenant requirements.

Due to the speed with which the COVID-19 pandemic is developing and the uncertainties created, including the depth and duration of any disruptions to customers and suppliers, its future effect on our business, results of operations and financial condition cannot be predicted. While we are unable to accurately foresee these future impacts, we believe that our financial resources and liquidity levels, along with various contingency plans to reduce costs are sufficient to manage the impact currently anticipated from the COVID-19 pandemic, which will likely include reduced revenues and operating profits in all segments and lower operating cash flows. Because the COVID-19 pandemic is a rapidly evolving situation, we will continue to monitor the business impact and may take further actions that we deem appropriate in light of the circumstances.
17. RISKS AND UNCERTAINTIES
In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. Various governments worldwide have instituted quarantines, shelter-in-place or stay-at-home orders, and other material limitations on the conduct of business. These restrictions and limitations have had an adverse effect on the economies and financial markets of the countries where our products, or our customers' products, are sold resulting in an economic downturn that has had an effect on our customers' demand for our products. This decrease in demand has caused us to operate three quarters of our manufacturing facilities at a significantly reduced rate and close others. As a result of the decreased demand, our sales, earnings, liquidity, cash flow and financial condition have been materially negatively affected.
The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and unpredictable. If new government restrictions are announced, current restrictions extended, or demand declines further, we could be required to make additional adjustments to our operations, including operating reductions or facility closures. We cannot predict the time it will take for an overall economic recovery, but we do not believe that a triggering event related to the impairment of goodwill or other long-lived assets occurred in the first quarter of 2020.

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
We are the leading U.S.-based manufacturer of: a) bedding components; b) automotive seat support and lumbar systems; c) specialty bedding foams and private-label finished mattresses; d) components for home furniture and work furniture; e) flooring underlayment; f) adjustable beds; and g) bedding industry machinery.

Our Segments
Our operations are comprised of 140 production facilities located in 18 countries around the world. Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. To reflect how we manage our newly aligned businesses and in conjunction with the change in executive officer leadership, our management organizational structure and all related internal reporting changed effective January 1, 2020. As a result, our segment reporting has changed to reflect the new structure. The modified structure consists of three segments, seven business groups, and 15 business units organized as follows:

Bedding Products [1]	Specialized Products	Furniture, Flooring & Textile Products [2]
Segment	Segment	Segment
BEDDING GROUP	AUTOMOTIVE GROUP	HOME FURNITURE GROUP
Steel Rod	Automotive	Home Furniture
Drawn Wire
U.S. Spring	AEROSPACE PRODUCTS GROUP	WORK FURNITURE GROUP
Specialty Foam	Aerospace Products	Work Furniture
Adjustable Bed
International Spring	HYDRAULIC CYLINDERS	FLOORING & TEXTILE
Machinery	GROUP	PRODUCTS GROUP
	Hydraulic Cylinders	Flooring Products
Fabric Converting
Geo Components

[1] The new segment consists of the former Residential Products and Industrial Products segments, plus the Consumer
   Products Group (which is renamed the Adjustable Bed business unit), minus the Fabric & Flooring Products Group
  (which is renamed the Flooring & Textile Products Group).

[2] The new segment consists of the former Furniture Products segment, plus the Fabric & Flooring Products Group
  (which is renamed the Flooring & Textile Products Group) minus the Consumer Products Group (which is renamed the Adjustable Bed business unit).

This segment change was retrospectively applied to all prior periods presented. Our segments are described below.
Bedding Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private-label finished mattresses for bedding brands, and adjustable bed bases. This segment is also backwardly integrated into the production and supply of specialty foam chemicals, steel rod and drawn steel wire to our own operations and to external customers. Our trade customers for wire make mechanical springs and many other end products. This segment generated 47% of our trade sales during the first three months of 2020.
Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries. This segment contributed 22% of our trade sales in the first three months of 2020.
Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private-label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components. This segment contributed 31% of our trade sales in the first three months of 2020.

COVID-19 Impacts on our Business
Governments and health organizations have identified an outbreak of a respiratory illness known as COVID-19. The World Health Organization has declared the outbreak a global pandemic. The COVID-19 pandemic has had, and could further have, an adverse impact to, among other things (i) the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries; (ii) our manufacturing operations' ability to remain open, or to re-open if closed, obtain necessary raw materials and parts, maintain appropriate labor levels and ship finished products to customers; (iii) operating costs related to pay and benefits for our temporarily laid-off employees; (iv) the collection of trade and other notes receivables in accordance with their terms; (v) potential impairment of goodwill and long-lived assets; and (vi) our ability to access the commercial paper market or borrow under our credit facility; all of which, in the aggregate, have had, and could further have, a material negative impact on our trade sales, earnings, liquidity, cash flow and financial condition.

Demand for our Products. Various governments in Asia, Europe, North America, and elsewhere have instituted quarantines, shelter-in-place or stay-at-home orders, or restrictions on public gatherings as well as limitations on social interactions. These restrictions and limitations have had, and could further have, an adverse effect on the economies and financial markets of the countries where our products, or our customers’ products, are sold resulting in an economic downturn that has had, and could further have, an effect on the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries. This decrease in demand has caused us to operate roughly three quarters of our manufacturing facilities at a significantly reduced rate and close others.

Trade sales remained at weekly average levels that were consistent with 2019 through mid-March. Rapid declines in the last two weeks of the first quarter have stabilized through the first three weeks of the second quarter and are currently at approximately 55% of average levels.

We sell some of our products to certain manufacturing customers, particularly in the automotive industry, that have facilities where their workforce is unionized. Some unions have put pressure on manufacturers to close plants because of the COVID-19 pandemic. It is possible that these unions may institute work stoppages based on the health and safety concerns of union members contracting COVID-19 in our customers’ facilities. A work stoppage for any length of time could stop or reduce production in our customers’ facilities, further negatively impacting the demand for our finished products.

Impact on our Manufacturing Operations. We have manufacturing facilities in the United States and 17 other countries. All of these countries have been affected by the COVID-19 pandemic. We have limited production in about three quarters of our facilities around the world and some of our facilities have been closed because of the COVID-19 pandemic. Other facilities have experienced problems delivering products to customers because of disruption in logistics necessary to import, export, or to transfer products across borders. Depending on the length and severity of the COVID-19 pandemic, our ability to keep our manufacturing operations open, or to re-open closed facilities, maintain appropriate labor levels, obtain necessary raw materials and parts and ship finished products to customers may be partially or completely disrupted, either on a temporary or prolonged basis. The realization of these risks to our manufacturing operations, labor force and supply chain could also increase labor, commodity and energy costs.

We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition of even more restrictive measures concerning shelter-in-place or stay-at-home orders, public gatherings and human interactions, mandatory closures of retail establishments that sell our products or our customers’ products, and restrictions on the import or export of products. Also, some of our manufacturing facilities have been temporarily closed as a result of mandatory governmental orders.

To date, we have had a small number of employees in our manufacturing facilities who have tested positive for COVID-19. Accordingly, we have temporarily closed either all or parts of the affected facilities for sanitization and for a period of quarantine. If we have other employees in other facilities who test positive for COVID-19, we will temporarily close all or parts of these facilities as well. Unless we are able to shift production to other manufacturing facilities, plant closures or the absence of a necessary labor force may disrupt our ability to produce and deliver finished products to our customers.

Operating Costs Related to Temporarily Laid-Off Employees. Because of lack of demand for our products and/or mandatory governmental closure, we have limited production in about three quarters of our facilities and a small number of facilities are closed due to government restrictions or health and safety concerns. In connection with limited production and these closures, we have temporarily laid-off a large number of our employees worldwide. Additional regulation or requirements with respect to pay and benefits for these employees could have an adverse effect on our business.

Collection of Trade and Notes Receivables. Bankruptcy, financial difficulties or insolvency caused by the COVID-19 pandemic, or otherwise, can and has occurred with some of our customers which can impact their ability to pay their debts to us. Prior to the pandemic, we extended trade credit and other financing to some of these customers in a material amount, particularly in our Bedding segment. Our bad debt reserve contains uncertainties because it requires management to estimate the amount of uncollectible receivables and notes based upon the financial health and payment history of the customer, industry and macroeconomic considerations, and historical loss experience.

Many of our customers and other third parties have been adversely affected by the social and governmental restrictions and limitations related to the COVID-19 pandemic. If these parties suffer significant financial difficulty, they may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these parties. If we are unable to collect trade receivables and other notes receivables on a timely basis, this inability will require larger provisions for bad debt.

Potential Impairment of Goodwill and Long-Lived Assets. A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At March 31, 2020, goodwill and other intangible assets represented $2.14 billion, or 43% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.06 billion, or 21% of total assets. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in the second quarter of 2019 indicated no goodwill impairments. However, two of our seven reporting units had fair values in excess of carrying value of less than 100%:

● Fair value for our Hydraulic Cylinders reporting unit exceeded carrying value by 29%. We acquired this business in the first quarter of 2018, and it had goodwill of $25 million at March 31, 2020.

● Fair value for our Bedding reporting unit exceeded carrying value by 85%. Our first quarter 2019 $1.25 billion acquisition of ECS is part of our Bedding reporting unit, and goodwill for our Bedding reporting unit was $851 million at March 31, 2020.

If there is a prolonged adverse economic impact from the COVID-19 pandemic, we may not be able to achieve projected performance levels. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur impairment charges. These non-cash charges could have a material negative impact on our earnings.

Our Ability to Access the Commercial Paper Market or Borrow under our Credit Facility. The COVID-19 pandemic has negatively impacted liquidity in the commercial paper market. Our inability to issue commercial paper in appropriate amounts and tenor, for cash management purposes, could cause us to borrow under our credit facility which serves as support for our commercial paper program. If this were to happen, we would incur higher interest costs.

The credit facility is a five-year multi-currency facility providing us the ability, from time to time subject to certain restrictive covenants and customary conditions, to borrow, repay and re-borrow up to $1.2 billion. The credit facility also provided for a one-time draw of up to $500 million under a five-year term loan facility, which we fully borrowed in January 2019 to consummate the ECS acquisition. Because of the economic impacts of the COVID-19 pandemic on our business, effective May 6, 2020, we amended the credit facility to, among other things, change the restrictive borrowing covenants. The prior leverage ratio covenant required us to maintain, as of the last day of each quarter, a leverage ratio of consolidated funded indebtedness to trailing 12-month consolidated EBITDA (each as defined in the credit facility) of not greater than 3.50 to 1.00. The covenant was changed in two ways: (i) the calculation of the ratio now subtracts unrestricted cash (as defined in the credit facility) from consolidated funded indebtedness; and (ii) the ratio levels, calculated as of the last day of the applicable fiscal quarter, were changed to 4.75 to 1.00 for each fiscal quarter end date through March 31, 2021; 4.25 to 1.00 at June 30, 2021; 3.75 to 1.00 at September 30, 2021; and 3.25 to 1.00 at December 31, 2021 and thereafter. Various interest rate terms were also changed. The impact on our interest expense will depend upon our ability to access the commercial paper market, and if so, the degree of that access. The credit facility also contains an an anti-cash hoarding provision that limits borrowing if the Company has a consolidated cash balance (as defined in the credit facility) in excess of a calculated dollar amount. At this time, the Company expects to be able to maintain compliance with the amended debt covenant requirements.

At March 31, 2020, we had used, through commercial paper borrowings, approximately $422 million of the borrowing capacity under the credit facility. However, as our trailing 12-month consolidated EBITDA changes, our effective borrowing capacity increases or decreases. Based on our trailing 12-month consolidated EBITDA and debt levels at March 31, 2020, our effective borrowing capacity under the credit facility was $228 million at quarter end. If the revised leverage ratio covenant (reference above) had been effective at March 31, 2020, our effective borrowing capacity would have been $778 million. However, this may not be indicative of the actual borrowing capacity going forward, which may be materially different depending on our consolidated EBITDA and debt levels at that time. Because of the adverse economic impacts of the COVID-19 pandemic, our consolidated EBITDA may decrease in future quarters in 2020. For more information about restrictive covenants, see “Our Ability to Access the Commercial Paper Market or Borrow under our Credit Facility” in Item 1A Risk Factors.

Also, if we fail to comply with the covenants specified in the credit facility, we may trigger an event of default, in which case the lending banks would have the right to: (i) terminate their commitment to provide additional loans under the credit facility; and (ii) declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. Additionally, our senior notes contain cross-default covenants, which could make outstanding amounts under the senior notes immediately payable in the event of a material uncured default under the credit facility. If the debt due under the credit facility or senior notes were to be accelerated, we may not have sufficient cash to repay this debt.

Our Response to the COVID-19 Pandemic. In response to COVID-19, the Company has focused on protecting our employees and ensuring as safe a work environment as we possibly can. We formed a cross-functional crisis response team that meets daily. We help our business leaders manage items such as responding to workplace health and safety issues and protocols, interpreting government orders and securing personal protective equipment. The team developed a comprehensive handbook to document new work procedures and changes to production necessary to facilitate proper social distancing. Our business leaders are actively implementing training and change management initiatives to drive and maintain new ways of operating.

In order to preserve cash, we reduced capital expenditures by over 60% to approximately $60 million for 2020. We halted acquisitions. We eliminated non-essential expenses, postponed major projects, and reduced executive officer and director cash compensation, all of which we expect to produce roughly $130-$150 million of fixed cost savings in 2020. The Company is also closely monitoring accounts receivable and managing our inventories at lower levels.
Cash Dividend

Dividends have historically been the primary means by which we return cash to shareholders. Our long-term targeted dividend payout ratio has been approximately 50% of adjusted EPS (which excludes special items such as significant tax law impacts, impairment charges, restructuring-related charges and gains from sales of assets or businesses). In 2019, we increased the quarterly dividend by $.02, or 5.3%, to $.40 per share. 2019 marked the Company's 48th consecutive annual dividend increase, a record that only ten S&P 500 companies have exceeded. Our Board of Directors will make a decision on the second quarter dividend at the May board meeting based on the impact of evolving economic conditions.
Credit Rating Downgrade and Liquidity
Independent rating agencies evaluate our credit profile on an ongoing basis and have assigned ratings to our long-term and short-term debt. On April 21, 2020, one of our two rating agencies, which had our long-term debt rating on negative outlook, lowered that rating by one notch, but changed the outlook to stable. This rating agency did not change our short-term rating. On May 5, 2020, the other rating agency lowered our long-term and short-term ratings by one notch with a stable outlook. There is uncertainty whether our short-term ratings will continue to allow us access to the commercial paper market, and if so, the degree of that access. If we are not able to access the commercial paper market, either partially or completely, we expect to borrow under our credit facility for our liquidity needs but at higher interest costs. See "Our borrowing costs and access to liquidity may be impacted by our credit ratings" under Risk Factors on page 51.
Customers
We serve a broad suite of customers, with our largest customer representing approximately 5% of our trade sales in 2019. Many are companies whose names are widely recognized. They include bedding, residential and office furniture producers, automotive OEM and Tier 1 manufacturers, and a variety of other companies.

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

Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Over the past few years we have seen varying degrees of inflation and deflation in U.S. steel pricing. Through the first half of 2018 steel costs inflated, then became relatively stable in the back half of 2018. In 2019, steel costs decreased through most of the year. In early 2020, steel costs have been further deflating.

As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Metal margins within the steel industry expanded in the first half of 2018. Although steel scrap costs increased early in 2018, rod prices increased to a much larger degree. Both stabilized by mid-2018. In 2019, although steel prices decreased through the year, a wider than usual metal margin persisted. Because of these factors, our steel operations experienced enhanced profitability in 2018 and 2019. In early 2020, these metal margins began to compress, but remain wider than usual.

With the acquisition of ECS, we now have greater exposure to the cost of chemicals, including TDI, MDI, and polyol.  The cost of these chemicals has fluctuated at times, but ECS has generally passed the changes through to its customers, with a lag that varies based on customer contract terms. In 2019, ECS experienced a negative effect on trade sales due to chemical deflation. In 2020, these chemicals may further deflate. Our other raw materials include woven and non-woven fabrics and foam scrap. We have experienced changes in the cost of these materials in past years and generally have been able to pass them through to our customers.

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

In March 2020, the Company, along with other domestic mattress producers and two labor unions representing workers at other mattress producers, filed antidumping petitions with the DOC and the ITC alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and a countervailing duty petition alleging manufacturers of mattresses in China were benefiting from subsidies. The ITC is expected to make a preliminary determination of injury in mid-May 2020, with Commerce’s preliminary determination on subsidies expected in late August 2020 and its determination on dumping expected in late October 2020. Final determinations are expected in the first half of 2021.

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

Acquisition of Elite Comfort Solutions
On January 16, 2019, we acquired ECS for a cash purchase price of approximately $1.25 billion (the “ECS Acquisition”). ECS, headquartered in Newnan, Georgia, is a leader in specialized foam technology, primarily for the bedding and furniture industries. With 16 facilities across the United States, ECS operates a vertically-integrated model, developing many of the chemicals and additives used in foam production, producing specialty foam, and manufacturing private-label finished products. These innovative specialty foam products include finished mattresses sold through both traditional and online channels, mattress components, mattress toppers and pillows, and furniture foams. ECS has a diversified customer mix and a strong position in the high-growth compressed mattress market segment. ECS forms a separate business unit and operates within the Bedding Products segment.

For information on the financing of the ECS acquisition, please see the Commercial Paper Program and Term Loan Financing on page 43.

Organic Sales
This report contains the metric organic sales. In the past, we have disclosed the metric same location sales calculated as net sales excluding sales attributable to acquisitions and divestitures consummated within the last twelve months. In the Company’s 2019 Form 10-K filed February 20, 2020, we disclosed the metric organic sales but indicated that it was calculated identically to the prior same location sales metric. In this Form 10-Q, we have modified the calculation of organic sales. It is now calculated as trade sales (not net sales) excluding sales attributable to acquisitions and divestitures consummated within the last twelve months. Management uses the organic sales metric, and it is useful to investors, as supplemental information to analyze our underlying sales performance from period to period in our legacy businesses.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

First Quarter:

Trade Sales were $1,045.5 million in the current quarter, a 9% decrease versus the first quarter 2019. Organic sales decreased 12%, from 9% lower volume and 3% from the combination of raw material-related selling price deflation and negative currency impact. The planned exit of business, in connection with restructuring activities, reduced trade sales 3% in the quarter. Acquisitions added 3% to trade sales growth in the quarter.
Earnings Per Share (EPS) decreased to $.34 in the current year, versus $.45 in the first quarter of 2019, primarily from lower trade sales volume, higher bad debt expense, and a higher effective tax rate, partially offset by lower raw material costs.
Earnings Before Interest and Taxes (EBIT) decreased 18%, to $80.7 million, primarily from lower volume and higher bad debt expense, partially offset by lower raw material costs. First quarter 2020 included an $8 million non-cash impairment charge related to a note receivable and a $4 million non-cash charge to write off stock associated with a business we divested in 2008, partially offset by the non-recurrence of first quarter 2019 restructuring-related charges of $6 million and $1 million of costs incurred with the ECS acquisition.

LIFO/FIFO and the Effect of Changing Prices
The last-in, first-out (LIFO) method is primarily used to value our domestic steel-related inventories. LIFO represents approximately 40% of our inventories.
With steel cost deflation in the early part of 2020, we recognized a LIFO benefit in the first quarter. The LIFO estimate incorporates certain assumptions about year-end steel prices and inventory levels. Therefore, the LIFO calculation for the full year could be materially different from that currently estimated.
The following table contains the LIFO benefit included for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
LIFO benefit	$2.0	$—

Net Interest Expense and Income Taxes

Net interest expense of $20 million was flat for the three months ended March 31, 2020 and 2019.

Our worldwide effective tax rate was 25% for the three months ended March 31, 2020, compared to 22% for the same period last year. While the U.S. statutory federal income tax rate was 21% in both years, the difference in rates year over year is primarily associated with our annual effective tax rate calculation which is 3% higher in 2020 due to the anticipated level of earnings across our operations.

For the full year, we anticipate an effective tax rate of approximately 21%, which includes discrete tax items we expect will occur from quarter to quarter. Other factors, such as our overall profitability, the mix and level of earnings among tax jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits, the effect of other tax law changes, and prudent tax planning strategies, can also influence our rate.

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

Trade Sales (Dollar amounts in millions)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Change in Trade Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$490.6	$554.3	$(63.7)	(11.5)%	(15.4)%
Specialized Products	234.5	262.9	(28.4)	(10.8)	(10.8)
Furniture, Flooring and Textile Products	320.4	337.9	(17.5)	(5.2)	(6.9)
Total	$1,045.5	$1,155.1	$(109.6)	(9.5)%	(11.9)%

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Bedding Products	$30.0	$44.1	$(14.1)	(32.0)%	6.1%	8.0%
Specialized Products	27.7	35.7	(8.0)	(22.4)	11.8	13.6
Furniture, Flooring and Textile Products	26.5	18.4	8.1	44.0	8.1	5.4
Intersegment eliminations & other	(3.5)	—	(3.5)
Total	$80.7	$98.2	$(17.5)	(17.8)%	7.7%	8.5%

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Depreciation and Amortization (Dollar amounts in millions)
Bedding Products	$26.8	$24.8
Specialized Products	11.2	10.2
Furniture, Flooring & Textile Products	6.5	6.6
Unallocated	3.0	4.7
Total	$47.5	$46.3

1.This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the Bedding Products and Furniture, Flooring & Textile Products discussions below for a reconciliation of the change in total segment trade sales to organic sales.

Bedding Products
Trade sales decreased $64 million, or 11%. Organic sales were down 15%. Trade sales volume decreased 11%, primarily from exited volume in Fashion Bed and the closure of a Drawn Wire facility, along with demand declines in U.S. Spring partially offset by growth in Adjustable Bed. Raw material-related selling price decreases reduced trade sales 4%. ECS acquisition trade sales added 4%.
        EBIT decreased $14 million, primarily from first quarter 2020 items including an $8 million non-cash impairment related to a note receivable, lower metal margin in our rod mill, and increased bad debt expense, partially offset by the non-recurrence of first quarter 2019 items including $6 million in restructuring-related charges, a $5 million charge related to ECS acquired inventories, and $1 million of costs incurred with the ECS acquisition.

        Specialized Products
Trade sales decreased $28 million, or 11%. Volume was down 9% from demand declines in Automotive and Hydraulic Cylinders. Currency impact decreased trade sales 2%.
EBIT decreased $8 million, primarily from lower volume.
Furniture, Flooring & Textile Products
Trade sales decreased $18 million, or 5%. Organic sales were down 7%. A small Geo Components acquisition added 2% to trade sales. Volume decreased 5%, primarily from lower demand in Work Furniture and Home Furniture. Raw material-related prior year selling price decreases and a negative currency impact reduced trade sales 2%.
Segment EBIT increased $8 million, primarily from lower raw material costs and the non-recurrence of $1 million in restructuring-related charges, partially offset by lower volume in Work Furniture and Home Furniture.

LIQUIDITY AND CAPITALIZATION

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the three months ended March 31, 2020 was $10.4 million, down $21.0 million from the same period last year, primarily reflecting lower earnings.
We closely monitor our working capital levels and ended the quarter with adjusted working capital at 12.3% of annualized trade sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed on page 43, slightly more than half of these funds are held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Amounts in millions)	March 31, 2020	December 31, 2019
Current assets	$1,782.0	$1,538.1
Current liabilities	854.7	928.1
Working capital	927.3	610.0
Cash and cash equivalents	505.8	247.6
Current debt maturities and current portion of operating lease liabilities	90.8	90.4
Adjusted working capital	$512.3	$452.8
Annualized trade sales [1]	$4,182.0	$4,579.6
Working capital as a percent of annualized trade sales	22.2%	13.3%
Adjusted working capital as a percent of annualized trade sales	12.3%	9.9%
1 Annualized trade sales equal first quarter 2020 trade sales of $1,045.5 million and fourth quarter 2019 trade sales of $1,144.9 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019		March 31, 2020	December 31, 2019	March 31, 2019
Trade Receivables	$546.0	$564.4	$642.8	DSO [1]	48	43	50

Inventories	$655.5	$636.7	$676.8	DIO [2]	73	63	66

Accounts Payable	$429.1	$463.4	$431.2	DPO [3]	47	46	42

1Days sales outstanding
a. Quarterly: end of period trade receivables ÷ (quarterly net trade sales ÷ number of days in the period).
b. Annually: ((beginning of year trade receivables + end of period trade receivables) ÷ 2) ÷ (net trade sales ÷ number of days in the period).
2Days inventory on hand
a. Quarterly: end of period inventory ÷ (quarterly cost of goods sold ÷ number of days in the period).
b. Annually: ((beginning of year inventory + end of period inventory) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period).
3Days payables outstanding
a. Quarterly: end of period accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the period).
b. Annually: ((beginning of year accounts payable + end of period accounts payable) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period).

Trade Receivables - Our trade receivables decreased at March 31, 2020 compared to both year end and March 31, 2019, primarily as a result of reduced demand late in the quarter due to the impacts of COVID-19. We are closely monitoring accounts receivable and collections. We recognized $20 million in bad debt expense in the first quarter ($8 million on a note receivable and $12 million on trade accounts receivable), largely due to COVID-19 impacts on our customers and risk across our account portfolio, particularly among our bedding customers. If this situation persists, our credit exposure could continue to deteriorate. We monitor all accounts for possible loss. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based upon the facts and circumstances for each individual customer. We had approximately $40 million of trade receivables that were sold and removed from our Consolidated Condensed Balance Sheets at both March 31, 2020 and December 31, 2019.

Inventories - Our inventories increased as compared to year end, but decreased as compared to March 31, 2019. Increases since year end were primarily due to rapid COVID-19 impacts very late in the quarter. We have taken steps to tightly control inventory and have dramatically reduced purchases and production levels (in most cases, we are fulfilling customer orders out of inventory during the second quarter). We believe we have established adequate reserves for any slower-moving or obsolete inventories. We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. Our reserve balances as a percentage of period-end inventory were consistent with our historical average.

Accounts Payable - Accounts payable decreased compared to both year end and March 31, 2019, primarily due to fewer inventory purchases late in the quarter as discussed above. Our payment terms did not change meaningfully since year end. We continue to look for ways to optimize payment terms through our significant purchasing power and also utilize third-party services that allow flexible payment options to enhance our DPO.

Uses of Cash
Finance Capital Requirements
Because of the current uncertainties around the impact of COVID-19 on our businesses and operations, we significantly reduced our expected uses of cash in 2020. We eliminated non-essential spending and reduced fixed costs by an estimated $130-$150 million. We cut our capital expenditure budget for 2020 by over 60% to approximately $60 million, and we halted acquisition spending.
In the first quarter of 2019, we acquired ECS, a leader in the production of proprietary specialized foam used primarily for the bedding and furniture industries, for total consideration of approximately $1.25 billion. Additional details about acquisitions are discussed on page 36 and in Note 9 on page 18 to the Consolidated Condensed Financial Statements.
Pay Dividends
In February, we declared a quarterly dividend of $.40 per share, which represented a $.02, or 5.3%, increase versus first quarter of 2019. Our long-term targeted dividend payout ratio is approximately 50% of adjusted EPS (which excludes special items such as significant tax law impacts, impairment charges, restructuring-related charges, divestiture gains, litigation accruals and settlement proceeds). For more information about the payment of dividends, please see “Cash Dividend” on page 34.
Our Board of Directors will make a decision on the second quarter dividend at the May board meeting based on the impact of evolving economic conditions.
Repurchase Stock
During the first quarter of 2020, we repurchased .2 million shares of our stock at an average price of $49.48, primarily surrendered under employee benefit plans. We issued .7 million shares primarily through employee benefit plans and option exercises. At quarter-end, the number of shares outstanding was 132.3 million.
Once we are past the impact from COVID-19 on our business, we expect to continue our long-term priorities for uses of cash: fund organic growth, pay dividends, fund strategic acquisitions, and repurchase stock with available cash. With the increase in leverage from our acquisition of ECS, as previously discussed, and our need to preserve cash in light of the COVID-19 pandemic, we are prioritizing debt repayment after funding only essential expenditures, and as a result, are temporarily limiting share repurchases. We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable.

Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	March 31, 2020	December 31, 2019

Total debt excluding revolving credit/commercial paper	$2,044.5	$2,056.1
Less: Current maturities of long-term debt	51.2	51.1
Scheduled maturities of long-term debt	1,993.3	2,005.0
Average interest rates [1]	3.5%	3.6%
Average maturities in years [1]	5.8	6.0
Revolving credit/commercial paper [2]	421.9	61.5
Average interest rate on period-end balance outstanding	2.2%	2.0%
Average interest rate during the period (three months)	2.1%	2.6%
Total long-term debt	2,415.2	2,066.5
Deferred income taxes and other liabilities	473.5	509.3
Shareholders’ equity and noncontrolling interest	1,238.6	1,312.5
Total capitalization	$4,127.3	$3,888.3
Unused committed credit:
Long-term	$778.1	$1,138.5
Short-term	—	—
Total unused committed credit [2]	$778.1	$1,138.5
Current maturities of long-term debt	$51.2	$51.1
Cash and cash equivalents	$505.8	$247.6

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year end 2019 and at the end of the first quarter of 2020, had a total authorized program amount of $1,200. However, our effective borrowing capacity is limited by covenants to our credit facility.

Commercial Paper Program and Term Loan Financing
In January 2019, we expanded the borrowing capacity under our credit facility from $800 million to $1.2 billion, extended the term to January 2024 and correspondingly increased permitted borrowings under our commercial paper program primarily to finance the ECS Acquisition. The ECS Acquisition was financed through the issuance of approximately $750 million of commercial paper (of which roughly $500 million was subsequently refinanced through the public issuance of 10-year 4.4% notes due 2029) and the issuance of a $500 million five-year Tranche A Term Loan with our current bank group which requires us to pay principal in the amount of $12.5 million each quarter and to pay the remaining principal at maturity. As of March 31, 2020 we had repaid $50 million, as scheduled, on the Tranche A Term Loan. The credit facility allows us to issue letters of credit totaling up to $125 million. When we issue letters of credit under the facility, we reduce our available credit and commercial paper capacity by a corresponding amount. Both our cash and commercial paper balances were higher at the end of first quarter 2020 than in recent quarters. While our commercial paper program continued to operate efficiently through the end of the first quarter, there is uncertainty whether we will continue to have access to the commercial paper market, and if so, the degree of that access. We may borrow funds in advance of expected outflows to provide additional flexibility during the COVID-19 disruption. Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	March 31, 2020	December 31, 2019
Total authorized program	$1,200.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	421.9	61.5
Letters of credit issued under the credit agreement	—	—
Total program usage	421.9	61.5
Total program available	$778.1	$1,138.5

The average and maximum amounts of commercial paper outstanding during the first quarter of 2020 were $172 million and $422 million, respectively. At quarter-end, we had no letters of credit outstanding under the credit facility, but we had issued $42 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long-term, and subject to our capital needs, market conditions, alternative capital market opportunities, and our ability to continue to access the commercial paper market, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper notes. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit agreement maturing in 2024 discussed above.
With cash on hand, operating cash flow, our commercial paper program and/or our credit facility, and our ability to obtain debt financing, we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations.

Our credit facility was amended effective May 6, 2020 and contains revised restrictive covenants. The revised covenants limit: a) as of the last day of each fiscal quarter, the leverage ratio of consolidated funded indebtedness (minus unrestricted cash) to trailing 12-month consolidated EBITDA (each as defined in the credit facility) must not exceed 4.75 to 1.00 for each fiscal quarter end date through March 31, 2021; 4.25 to 1.00 at June 30, 2021; 3.75 to 1.00 at September 30, 2021; and 3.25 to 1.00 at December 31, 2021 and thereafter; b) the amount of total secured debt to 5% of our total consolidated assets until December 31, 2021, at which time it will revert to 15% of our total consolidated assets; and c) our ability to sell, lease, transfer, or dispose of all or substantially all of total consolidated assets. Various interest rate terms were also changed. The impact on our interest expense will depend upon our ability to access the commercial paper market, and if so, the degree of that access. The amendment also added an anti-cash hoarding provision that limits borrowing if the Company has a consolidated cash balance (as defined in the credit facility) in excess of a calculated dollar amount. We were in compliance with our covenants at the end of the first quarter 2020. For more information about the restrictive covenants in our credit facility, see "Our Ability to Access the Commercial Paper Market or Borrow under our Credit Facility" on page 33.

Accessibility of Cash
At March 31, 2020, we had cash and cash equivalents of $506 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Slightly more than half of these funds are held in the international accounts of our foreign operations. We currently expect to bring back approximately $150 million of foreign cash before year-end.

If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $18 million. Although there are capital requirements in various jurisdictions, none of this cash is currently inaccessible for repatriation.

CONTRACTUAL OBLIGATIONS

Our contractual obligations table presented on page 47 in our Form 10-K filed February 20, 2020, had a material change to long term debt. The increase of $360 million was due to an increase in our commercial paper borrowing to provide additional flexibility during the COVID-19 disruption.

CONTINGENCIES

For contingencies related to the impact of the COVID-19 pandemic on our business, please see “COVID-19 Impacts on our Business” on page 32.

Potential Sale of Real Estate

Although the potential sale is subject to significant conditions that may change the timing, the amount and whether the sale is completed at all, we have agreed to sell certain real estate associated with restructuring activities in the Bedding Products segment. If the sale is completed, we expect to realize a gain of up to $30 million on this transaction in 2020.

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
Although we have not experienced any material cybersecurity incidents, we have enhanced our cybersecurity protection efforts over the last few years. However, because of risk due to the COVID-19 pandemic regarding increased remote access, remote work conditions and associated strain on employees, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure of confidential information. We cannot be certain that advances in the attacker’s capabilities will not compromise our technology protecting information systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, reputational damage, damage to our competitiveness and negative impact on stock price and long-term shareholder value.

Litigation

Accrual for Litigation Contingencies and Reasonably Possible Losses in Excess of Accruals

We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows. We deny liability in all currently threatened or pending litigation proceedings and believe we have valid bases to contest all claims made against us. At March 31, 2020, our litigation contingency accrual was immaterial (which does not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not recorded) losses in excess of accruals for litigation contingencies are estimated to be $12 million, including $11 million for Brazilian VAT matters and $1 million for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals (and in excess of the $12 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our litigation contingencies, see Note 15 “Contingencies” on page 28 of the Notes to Consolidated Condensed Financial Statements.

ACCOUNTING STANDARD UPDATES
The FASB has issued accounting guidance effective for the current and future periods. See Note 2 to the Consolidated Condensed Financial Statements on page 6 for a more complete discussion.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $20 million less than carrying value at March 31, 2020 and approximately $99 million greater than carrying value at December 31, 2019. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of March 31, 2020 and December 31, 2019, respectively, for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing our interest costs for our notes. The fair value of variable rate debt is not significantly different from its recorded amount.

Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $944 million at March 31, 2020, compared to $979 million at December 31, 2019.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: the profitable growth and operating performance of the Company; projections of Company revenue, income, earnings, capital expenditures, dividends, capital structure, cash from operations, cash repatriation, restructuring-related costs, tax impacts or other financial items, effective tax rate; maintenance of indebtedness under the commercial paper program; litigation exposure; LIFO reserve; our ability to deleverage; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance, possible goodwill or other asset impairment; access to liquidity; compliance with the amended debt covenant requirements; and the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” “project,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.
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
Readers should review Item 1A Risk Factors in our Form 10-K, filed February 20, 2020 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect our future operations or our performance, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

•the ongoing adverse impact on our trade sales, earnings, liquidity, cash flow and financial condition caused by the COVID-19 pandemic which has and could continue to negatively impact, among other things (i) the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries; (ii) our manufacturing facilities’ ability to remain open, or to re-open if closed (either from the lack of demand or mandatory governmental closure), obtain necessary raw materials and parts, maintain appropriate labor levels and ship finished products to customers; (iii) operating costs related to pay and benefits for our temporarily laid-off employees; (iv) our ability to collect trade and other notes receivables in accordance with their terms; (v) potential impairment of goodwill and long-lived assets; and (vi) our ability to access the commercial paper market or borrow under our revolving credit facility, including our inability to comply with the restrictive covenants in our credit facility that may limit our operational flexibility and our ability to pay our debt when it comes due;
•uncertainty of the financial performance of the combined Company following completion of the ECS Acquisition;
•inability to “deleverage” after the ECS closing in the expected timeframe, due to increases or decreases in our capital needs, which may vary depending on a variety of factors, including, without limitation, demand for our products, cash flow, any acquisition or divestiture activity and our working capital needs;
•adverse changes in consumer confidence, housing turnover, employment levels, interest rates, trends in capital spending and the like;
•factors that could impact raw materials and other costs, including the availability and pricing of steel scrap and rod, chemicals and other raw materials, the availability of labor, wage rates and energy costs;
•our ability to pass along raw material cost increases through increased selling prices;
•price and product competition from foreign (particularly Asian and European) and domestic competitors;
•our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;
•our ability to maintain and grow the profitability of acquired companies;
•adverse changes in foreign currency, customs, shipping rates, political risk, and U.S. or foreign laws, regulations or legal systems (including tax law changes);
•our ability to realize deferred tax assets on our balance sheet;
•tariffs imposed by the U.S. government that result in increased costs of imported raw materials and products that we purchase;
•our ability to maintain the proper functioning of our internal business processes and information systems through technology failures or otherwise;
•our ability to avoid modification or interruption of our information systems through cybersecurity breaches;
•the loss of business with one or more of our significant customers;
•our borrowing costs and access to liquidity resulting from credit rating changes;
•business disruptions to our steel rod mill;
•risks related to operating in foreign countries, including, without limitation, credit risks, increased customs and shipping rates, disruptions related to the availability of electricity and transportation during times of crisis or war, and political instability in certain countries;
•uncertainty related to the governing trade provisions between the United States, Mexico and Canada;
•risks relating to the United Kingdom’s referendum, which calls for its exit from the European Union (commonly known as “Brexit”);
•the amount and timing of share repurchases;
•the costs of restructuring-related activities, including our ability to realize gain from the sale of real estate; and
•litigation accruals related to various contingencies including antitrust, intellectual property, product liability and warranty, taxation, environmental and workers’ compensation expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of March 31, 2020 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of March 31, 2020, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information in Note 15 beginning on page 28 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. For a more complete description of all legal proceedings, reference is made to Footnote U in the Notes to Consolidated Financial Statements in our Form 10-K filed February 20, 2020.

On March 31, 2020, the Company, along with six other domestic mattress producers, Brooklyn Bedding, Corsicana Mattress Company, Elite Comfort Solutions (a Leggett subsidiary), FXI, Inc., Innocor, Inc., and Kolcraft Enterprises, Inc., and two unions, the International Brotherhood of Teamsters and United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and manufacturers of mattresses in China were unfairly benefitting from subsidies, causing harm to the US industry and seeking the imposition of duties on mattresses imported from these countries. The ITC is expected to make a preliminary determination of injury in mid-May 2020, with DOC's preliminary determination on subsidies expected in late August 2020 and its determination on dumping expected in late October 2020. Final determinations are expected in the first half of 2021.

ITEM 1A. RISK FACTORS
Our 2019 Annual Report on Form 10-K filed February 20, 2020 includes a detailed discussion of our risk factors in Item 1A “Risk Factors.” Our Current Report on Form 8-K filed April 2, 2020 supplemented those Risk Factors for the economic impacts of the outbreak of a respiratory illness known as COVID-19 (“COVID-19”). The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K and Form 8-K.

Investing in our securities involves risk. Set forth below and elsewhere in this report are risk factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. We may amend or supplement these Risk Factors from time to time by other reports we file with the Securities and Exchange Commission.

The COVID-19 pandemic has had, and could further have, an adverse impact to (i) the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries; (ii) our manufacturing operations' ability to remain open, or to re-open if closed, obtain necessary raw materials and parts, maintain appropriate labor levels and ship finished products to customers; (iii) operating costs related to pay and benefits for our temporarily laid-off employees; (iv) the collection of trade and other notes receivables in accordance with their terms; (v) potential impairment of goodwill and long-lived assets; and (vi) our ability to access the commercial paper market or borrow under our credit facility, including our inability to comply with the restrictive covenants in our credit facility that may limit our operational flexibility, and our ability to pay our debt when it comes due; all of which, in the aggregate, have had, and could further have, a material negative impact on our trade sales, earnings, liquidity, cash flow, financial condition, and our stock price.

Demand for our Products

Governments and health organizations have identified an outbreak of a respiratory illness caused by a virus known as SARS-CoV-2 causing the COVID-19 outbreak. The World Health Organization has declared the outbreak a global pandemic. It was first detected in Wuhan City, Hubei Province, China, but has spread within China and all over the world. Various governments in Asia, Europe, North America, and elsewhere have instituted quarantines, shelter-in-place or stay-at-home orders, or restrictions on public gatherings as well as limitations on social interactions. These restrictions and limitations have had, and could further have, an adverse effect on the economies and financial markets of the countries where our products, or our customers’ products, are sold resulting in an economic downturn that has had, and could further have, an effect on the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries. This decrease in demand has caused us to operate roughly three quarters of our manufacturing facilities at a significantly reduced rate and close others. As a result of the decreased demand, our trade sales, earnings, liquidity, cash flow and financial condition have been and could be further materially negatively affected.

We sell some of our products to certain manufacturing customers, particularly in the automotive industry, that have facilities where their workforce is unionized. Some unions have put pressure on manufacturers to close plants because of the COVID-19 pandemic. It is possible that these unions may institute work stoppages based on the health and safety concerns of union members contracting COVID-19 in our customers’ facilities. A work stoppage for any length of time could stop or reduce production in our customers’ facilities, further negatively impacting the demand for our finished products, and further materially negatively impacting our trade sales, earnings, liquidity, cash flow and financial condition.

Impact on our Manufacturing Operations

We have manufacturing facilities in the United States and 17 other countries. All of these countries have been affected by the COVID-19 pandemic. We have limited production in about three quarters of our facilities around the world and some of our facilities have been closed because of the COVID-19 pandemic. Other facilities have experienced problems delivering products to customers because of disruption in logistics necessary to import, export, or to transfer products across borders. Depending on the length and severity of the COVID-19 pandemic, our ability to keep our manufacturing operations open, or re-open closed facilities, maintain appropriate labor levels, obtain necessary raw materials and parts and ship finished products to customers may be partially or completely disrupted, either on a temporary or prolonged basis. The realization of these risks to our manufacturing operations, labor force and supply chain could increase labor, commodity and energy costs, and has had, and could further have a negative impact on our trade sales, earnings, liquidity, cash flow and financial condition.

We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition of even more restrictive measures concerning shelter-in-place or stay-at-home orders, public gatherings and human interactions, mandatory closures of retail establishments that sell our products or our customers’ products, and restrictions on the import or export of products. Also, some of our manufacturing facilities have been temporarily closed as a result of mandatory governmental orders.

To date, we have had a small number of employees in our manufacturing facilities who have tested positive for COVID-19. Accordingly, we have temporarily closed either all or parts of the affected facilities for sanitization and for a period of quarantine. If we have other employees in other facilities who test positive for COVID-19, we will temporarily close all or parts of these facilities as well. Unless we are able to shift production to other manufacturing facilities, plant closures or the absence of a necessary labor force may disrupt our ability to produce and deliver finished products to our customers.

Operating Costs Related to Temporarily Laid-Off Employees

Because of lack of demand for our products and/or mandatory governmental closure, we have limited production in about three quarters of our manufacturing facilities, and a small number of facilities have been closed due to governmental restrictions or health and safety concerns. In conjunction with these closures and limited production, we have temporarily laid-off a large number of our employees worldwide. Additional regulation or requirements with respect to pay and benefits for these employees could have an adverse effect on our business.

Collection of Trade and Notes Receivables

Bankruptcy, financial difficulties or insolvency caused by the COVID-19 pandemic, or otherwise, can and has occurred with some of our customers which can impact their ability to pay their debts to us. Prior to the pandemic, we extended trade credit and other financing to some of these customers in a material amount, particularly in our Bedding segment. Our bad debt reserve contains uncertainties because it requires management to estimate the amount of uncollectible receivables and notes based upon the financial health and payment history of the customer, industry and macroeconomic considerations, and historical loss experience.
Many of our customers and other third parties have been adversely affected by the social and governmental restrictions and limitations related to the COVID-19 pandemic. If these parties suffer significant financial difficulty, they may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these parties. If we are unable to collect trade receivables and other notes receivables on a timely basis, this inability will require larger provisions for bad debt and result in a negative impact on our earnings, liquidity, cash flow and financial condition.

Potential Impairment of Goodwill and Long-Lived Assets

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At March 31, 2020, goodwill and other intangible assets represented $2.14 billion, or 43% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.06 billion, or 21% of total assets.
We review our reporting units for potential goodwill impairment in the second quarter as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. In addition, we test for the recoverability of long-lived assets at year end, and more often if an event or circumstance indicates the carrying value may not be recoverable. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in the second quarter of 2019 indicated no goodwill impairments. However, two of our seven reporting units have fair values in excess of carrying value of less than 100%, and those reporting units are discussed below:
•Fair value for our Hydraulic Cylinders reporting unit exceeded carrying value by 29%. We acquired this business in the first quarter of 2018, and it had goodwill of $25 million at March 31, 2020.
•Fair value for our Bedding reporting unit exceeded carrying value by 85%. Our first quarter 2019 $1.25 billion acquisition of ECS is part of our Bedding reporting unit, and goodwill for our Bedding reporting unit was $851 million at March 31, 2020.
If there is a prolonged adverse economic impact from the COVID-19 pandemic, we may not be able to achieve projected performance levels. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur impairment charges. These non-cash charges could have a material negative impact on our earnings.

Our Ability to Access the Commercial Paper Market or Borrow under our Credit Facility

The COVID-19 pandemic has negatively impacted liquidity in the commercial paper market. Our inability to issue commercial paper in appropriate amounts and tenor, for cash management purposes, could cause us to borrow under our revolving credit facility which serves as support for our commercial paper program. If this were to happen, we would incur higher interest costs.
The credit facility is a five-year multi-currency facility providing us the ability, from time to time subject to certain restrictive covenants and customary conditions, to borrow, repay and re-borrow up to $1.2 billion. The credit facility also provided for a one-time draw of up to $500 million under a five-year term loan facility, which we fully borrowed in January 2019 to consummate the ECS acquisition.
Because of the economic impacts of the COVID-19 pandemic on our business, effective May 6, 2020, we amended the credit facility to, among other things, change the restrictive borrowing covenants. The prior leverage ratio covenant required us to maintain, as of the last day of each quarter, a leverage ratio of consolidated funded indebtedness to trailing 12-month consolidated EBITDA (each as defined in the credit facility) of not greater than 3.50 to 1.00. The leverage ratio covenant was changed in two ways: (i) the calculation of the ratio now subtracts unrestricted cash (as defined in the credit facility) from consolidated funded indebtedness; and (ii) the ratio levels, calculated as of the last day of the applicable fiscal quarter, were changed to 4.75 to 1.00 for each fiscal quarter end date through March 31, 2021; 4.25 to 1.00 at June 30, 2021; 3.75 to 1.00 at September 30, 2021; and 3.25 to 1.00 at December 31, 2021 and thereafter. In addition, the amount of total secured debt limit was changed from 15% to 5% of our total consolidated assets until December 31, 2021, at which time it will revert back to the 15%. Various interest rate terms were also changed. The impact on our interest expense will depend upon our ability to access the commercial paper market, and if so, the degree of that access. The credit facility also contains an anti-cash hoarding provision that limits borrowing if the Company has a consolidated cash balance (as defined in the credit facility) in excess of a calculated dollar amount.
If our earnings are reduced because of the COVID-19 pandemic or otherwise, the covenants in the credit facility will reduce our borrowing capacity, both under the credit facility or through commercial paper issuances. Depending on the degree of earnings reduction, our liquidity could be materially negatively impacted. This covenant may also restrict our current and future operations, including (i) our flexibility to plan for, or react to, changes in our businesses and industries; and (ii) our ability to use our cash flows, or obtain additional financing, for future working capital, capital expenditures, acquisitions or other general corporate purposes.
Also, if we fail to comply with the covenants specified in the credit facility, we may trigger an event of default, in which case the lenders would have the right to: (i) terminate their commitment to provide additional loans under the credit facility; and

(ii) declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. Additionally, our senior notes contain cross-default covenants, which could make outstanding amounts under the senior notes immediately payable in the event of a material uncured default under the credit facility. If the debt under the credit facility or senior notes were to be accelerated, we may not have sufficient cash to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition.

Inability to fully realize the benefit of the ECS acquisition could negatively impact our ability to achieve our anticipated cash flows, results of operations, earnings per share, and stock price.

We completed the acquisition of ECS for a cash purchase price of approximately $1.25 billion in January 2019. Our combined financial performance may not meet expectations due to a variety of factors, including the COVID-19 pandemic. We may fail to realize the anticipated benefits of the transaction. Moreover, we may experience difficulties and delays in achieving revenue synergies associated with the transaction, or we may not achieve these synergies at all. Our inability to successfully and fully realize the benefits of the ECS acquisition could negatively impact our cash flows, results of operations, earnings per share, and stock price.

We may not be able to realize deferred tax assets on our balance sheet depending upon the amount and source of future taxable income.
Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. Because of the economic impact of the COVID-19 pandemic, the amount and source of our future taxable income may change. This change may impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.

Our borrowing costs and access to liquidity may be impacted by our credit ratings.
Independent rating agencies evaluate our credit profile on an ongoing basis and have assigned ratings for our long-term and short-term debt. On April 22, 2020, one of our two rating agencies, which had our long-term debt rating on negative outlook, lowered that rating by one notch, but changed the outlook to stable. On May 5, 2020, the other rating agency lowered our long-term and short-term ratings by one notch with a stable outlook. There is uncertainty whether our short-term ratings will continue to allow us access to the commercial paper market, and if so, the degree of that access. If we are not able to access the commercial paper market, either partially or completely, we expect to borrow under our credit facility for our liquidity needs but at higher interest costs. Because of the economic impact of the COVID-19 pandemic, our credit ratings could decline further. If this were to occur, our borrowing costs could increase materially, and our access to sources of liquidity, including the commercial paper market, may be further adversely affected.

Business disruptions to our steel rod mill, if coupled with an inability to purchase an adequate and/or timely supply of quality steel rod from alternative sources, could have a material negative impact on our Bedding segment and Company results of operations.

We purchase steel scrap from third party suppliers. This scrap is converted into steel rod in our mill in Sterling, Illinois. Our steel rod mill has historically had annual output of approximately 500,000 tons, a substantial majority of which has been used by our two wire mills. Our wire mills convert the steel rod into drawn steel wire. This wire is used in the production of many of our products, including mattress innersprings.
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
If we experience a disruption to our ability to produce steel rod in our mill, coupled with a reduction of adequate and/or timely supply from alternative market sources of quality steel rod, we could experience a material negative impact on our Bedding segment and the Company's results of operations.

The governing trade provisions between the United States, Mexico and Canada may become less favorable to the Company resulting in increased costs, reduced competitiveness and a negative impact on our results of operations.

On November 30, 2018, the United States, Mexico, and Canada signed the United States-Mexico-Canada Agreement (USMCA), the intended successor agreement to the North American Free Trade Agreement (NAFTA). While each country has now ratified the agreement, it has yet to enter into force. If the governing trade provisions between the United States, Mexico and Canada become less favorable to the Company, this could increase our costs, reduce our competitiveness and negatively impact our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
January 2020	5,884	$50.83	—	10,000,000
February 2020	—	$—	—	10,000,000
March 2020	—	$—	—	10,000,000
Total	5,884	$50.83	—

1 This number includes 5,884 shares that were not repurchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company's benefit plans. It does not include shares withheld for taxes on option exercises and stock unit conversions and forfeitures, all of which totaled 165,784 shares for the first quarter.

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

2.1 ***
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

10.1	2020 Key Officers Incentive Plan, filed February 19, 2020 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.2	2020 Form of Performance Stock Unit Award Agreement, filed February 19, 2020 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.3	2020 Form of Restricted Stock Unit Award Agreement, filed February 19, 2020 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.4	2020 Award Formula for the 2020 Key Officers Incentive Plan, filed February 19, 2020 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.5	Summary Sheet of Executive Cash Compensation, filed April 14, 2020 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.6
Limited Waiver – Separation Agreement between the Company and Jeffrey L. Tate, dated April 9, 2020, filed April 14, 2020 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.7	Summary Sheet of Director Compensation, filed April 14, 2020 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.8
Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated May 6, 2020 among the Company, JP Morgan Chase Bank, N.A., as administrative agent, and the Lenders named therein, filed May 7, 2020 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2020.

31.2*	Certification of Jeffrey L. Tate, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2020.

32.1*	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2020.

32.2*	Certification of Jeffrey L. Tate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2020.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*,**	Inline XBRL Taxonomy Extension Schema.

101.CAL*,**	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*,**	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*,**	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*,**	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language):
(i) Consolidated Condensed Balance Sheets at March 31, 2020 and December 31, 2019; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2020 and March 31, 2019; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended March 31 2020 and March 31, 2019; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2020 and March 31, 2019; and (v) Notes to Consolidated Condensed Financial Statements.
***	The assertions embodied in the representations and warranties made in the Stock Purchase Agreement are solely for the benefit of the parties to the Stock Purchase Agreement, and are qualified by information in confidential disclosure schedules that we have exchanged in connection with signing the Stock Purchase Agreement. While Leggett does not believe the schedules contain information required to be publicly disclosed, the schedules do contain information that modifies, qualifies and creates exceptions to the representations and warranties in the Stock Purchase Agreement. You are not a third party beneficiary to the Stock Purchase Agreement and should not rely on the representations and warranties as characterizations of the actual state of facts, since (i) they are modified in part by the disclosure schedules, (ii) they may have changed since the date of the Stock Purchase Agreement, (iii) they may represent only the parties’ risk allocation in this particular transaction, and (iv) they may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes. The Stock Purchase Agreement has been included to provide you with information regarding its terms. It is not intended to provide any other factual information about Leggett or ECS. Such information about Leggett can be found in other public filings we make with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 8, 2020	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman Chairman and Chief Executive Officer

DATE: May 8, 2020	By:	/s/ JEFFREY L. TATE
Jeffrey L. Tate Executive Vice President and Chief Financial Officer