Form 10-Q
period 2020-06-30
LEGGETT & PLATT INC
filed 2020-08-06
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of July 29, 2020: 132,392,918

LEGGETT & PLATT, INCORPORATED
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	June 30, 2020	December 31, 2019
CURRENT ASSETS
Cash and cash equivalents	$208.8	$247.6
Trade receivables, net	556.9	564.4
Other receivables, net	20.4	27.5
Total receivables, net	577.3	591.9
Total inventories, net	574.1	636.7
Prepaid expenses and other current assets	50.1	61.9
Total current assets	1,410.3	1,538.1
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,363.2	1,388.8
Buildings and other	721.2	719.0
Land	42.4	43.5
Total property, plant and equipment	2,126.8	2,151.3
Less accumulated depreciation	1,329.4	1,320.5
Net property, plant and equipment	797.4	830.8
OTHER ASSETS
Goodwill	1,373.5	1,406.3
Other intangibles, less accumulated amortization of $239.3 and $222.3 as of June 30, 2020 and December 31, 2019, respectively	730.8	764.0
Operating lease right-of-use assets	167.9	158.8
Sundry	102.2	118.4
Total other assets	2,374.4	2,447.5
TOTAL ASSETS	$4,582.1	$4,816.4
CURRENT LIABILITIES
Current maturities of long-term debt	$51.1	$51.1
Current portion of operating lease liabilities	41.8	39.3
Accounts payable	361.4	463.4
Accrued expenses	240.5	281.0
Other current liabilities	80.7	93.3
Total current liabilities	775.5	928.1
LONG-TERM LIABILITIES
Long-term debt	2,083.2	2,066.5
Operating lease liabilities	128.6	121.6
Other long-term liabilities	168.0	173.5
Deferred income taxes	212.2	214.2
Total long-term liabilities	2,592.0	2,575.8
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	537.8	536.1
Retained earnings	2,663.1	2,734.5
Accumulated other comprehensive loss	(117.2)	(76.8)
Treasury stock	(1,871.5)	(1,883.8)
Total Leggett & Platt, Inc. equity	1,214.2	1,312.0
Noncontrolling interest	.4	.5
Total equity	1,214.6	1,312.5
TOTAL LIABILITIES AND EQUITY	$4,582.1	$4,816.4
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions, except per share data)	2020	2019	2020	2019
Net trade sales	$1,890.6	$2,368.3	$845.1	$1,213.2
Cost of goods sold	1,521.5	1,865.6	698.8	943.5
Gross profit	369.1	502.7	146.3	269.7
Selling and administrative expenses	215.0	236.9	97.2	118.3
Amortization of intangibles	32.7	31.0	16.3	16.9
Impairments	29.4	4.3	25.9	1.4
Other (income) expense, net	(11.5)	(3.7)	(15.9)	(2.9)
Earnings before interest and income taxes	103.5	234.2	22.8	136.0
Interest expense	42.3	45.9	21.4	24.5
Interest income	1.9	4.0	1.0	2.6
Earnings before income taxes	63.1	192.3	2.4	114.1
Income taxes	23.5	44.9	8.5	27.8
Net earnings (loss)	39.6	147.4	(6.1)	86.3
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	(.1)
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$39.6	$147.4	$(6.1)	$86.2
Net earnings (loss) per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.29	$1.10	$(.05)	$.64
Diluted	$.29	$1.09	$(.05)	$.64

Weighted average shares outstanding
Basic	135.5	134.5	135.7	134.7
Diluted	135.7	135.1	135.7	135.2
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions)	2020	2019	2020	2019
Net earnings (loss)	$39.6	$147.4	$(6.1)	$86.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(39.7)	9.8	25.8	1.0
Cash flow hedges	(2.6)	4.6	3.7	.7
Defined benefit pension plans	1.8	1.0	.6	.5
Other comprehensive income (loss)	(40.5)	15.4	30.1	2.2
Comprehensive income (loss)	(.9)	162.8	24.0	88.5
Add: comprehensive (earnings) attributable to noncontrolling interest	.1	—	—	(.1)
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$(.8)	$162.8	$24.0	$88.4
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2020	2019
OPERATING ACTIVITIES
Net earnings	$39.6	$147.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	59.2	58.4
Amortization of intangibles and supply agreements	34.8	37.9
Long-lived asset impairments	4.0	4.3
Goodwill impairment	25.4	—
Provision for losses on accounts and notes receivable	20.8	2.2
Writedown of inventories	6.3	6.6
Deferred income tax (benefit) expense	(1.2)	7.9
Stock-based compensation	12.9	16.5
Other, net	8.1	(1.7)
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(13.2)	(58.2)
Inventories	46.9	33.3
Other current assets	1.4	(4.5)
Accounts payable	(89.9)	(46.1)
Accrued expenses and other current liabilities	(32.6)	(.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	122.5	203.7
INVESTING ACTIVITIES
Additions to property, plant and equipment	(43.0)	(70.5)
Purchases of companies, net of cash acquired	—	(1,244.3)
Proceeds from sales of assets and businesses	3.6	2.0
Other, net	4.6	(7.7)
NET CASH USED FOR INVESTING ACTIVITIES	(34.8)	(1,320.5)
FINANCING ACTIVITIES
Additions to long-term debt	—	993.3
Payments on long-term debt	(25.0)	(12.5)
Change in commercial paper and short-term debt	33.0	260.1
Dividends paid	(105.6)	(99.4)
Issuances of common stock	.7	6.9
Purchases of common stock	(8.3)	(9.2)
Additional consideration paid on prior year acquisitions	(8.4)	(1.1)
Other, net	(3.8)	(1.7)
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(117.4)	1,136.4
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9.1)	2.0
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(38.8)	21.6
CASH AND CASH EQUIVALENTS—January 1,	247.6	268.1
CASH AND CASH EQUIVALENTS—June 30,	$208.8	$289.7
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

Reclassifications

Certain reclassifications have been made to the prior period's information in the Notes to the Consolidated Condensed Financial Statements to conform to the 2020 segment reporting changes in our management structure and all related internal reporting (See Note 4 - Segment Information). These reclassifications did not impact our consolidated earnings or assets of the company, and all prior periods presented have been restated to conform with these changes.

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

Adopted in 2020:

•On January 1, 2020, we adopted ASU 2016-13 “Financial Instruments—Credit Losses” (Topic 326) as discussed in Note 7.

•ASU 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. We adopted this ASU on January 1, 2020. This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value up to the total amount of goodwill for the reporting unit. We applied this guidance to our annual goodwill impairment testing completed in the second quarter of 2020 as discussed in Note 5.

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

3. REVENUE

Performance Obligations and Shipping and Handling Costs
We recognize revenue when performance obligations under the terms of a contract with our customers are satisfied. Substantially all of our revenue is recognized upon transfer of control of our products to our customers, which is generally upon shipment from our facilities or upon delivery to our customers' facilities and is dependent on the terms of the specific contract. This conclusion considers the point at which our customers have the ability to direct the use of and obtain substantially all of the remaining benefits of the products that are transferred. Substantially all unsatisfied performance obligations as of June 30, 2020, will be satisfied within one year or less. Shipping and handling costs are included as a component of "Cost of goods sold".
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

Our refund liability and the corresponding asset associated with our right to recover products from our customers were immaterial for the periods presented.
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

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Bedding Products
Bedding group	$901.2	$1,122.7	$410.6	$568.4
	901.2	1,122.7	410.6	568.4

Specialized Products
Automotive group	279.2	398.0	105.5	201.9
Aerospace Products group	60.2	80.1	21.8	40.7
Hydraulic Cylinders group	35.9	51.8	13.5	24.4
	375.3	529.9	140.8	267.0

Furniture, Flooring & Textile Products
Home Furniture group	131.0	178.3	49.8	87.4
Work Furniture group	109.0	147.7	45.4	74.5
Flooring & Textile Products group	374.1	389.7	198.5	215.9
	614.1	715.7	293.7	377.8
	$1,890.6	$2,368.3	$845.1	$1,213.2

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
•Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries.

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
A summary of segment results from continuing operations is shown in the following tables.

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Three Months Ended June 30, 2020
Bedding Products	$410.6	$4.0	$414.6	$18.6	$26.3
Specialized Products [2]	140.8	.4	141.2	(19.7)	10.6
Furniture, Flooring & Textile Products	293.7	2.5	296.2	23.4	6.3
Intersegment eliminations, unallocated assets and other [3]				.5	3.3
	$845.1	$6.9	$852.0	$22.8	$46.5
Three Months Ended June 30, 2019
Bedding Products	$568.4	$10.2	$578.6	$63.5	$28.2
Specialized Products	267.0	.7	267.7	41.5	10.4
Furniture, Flooring & Textile Products	377.8	4.0	381.8	31.5	6.7
Intersegment eliminations, unallocated assets and other [3]				(.5)	4.7
	$1,213.2	$14.9	$1,228.1	$136.0	$50.0

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Six Months Ended June 30, 2020
Bedding Products	$901.2	$13.6	$914.8	$48.6	$53.1
Specialized Products [2]	375.3	1.2	376.5	8.0	21.8
Furniture, Flooring & Textile Products	614.1	7.7	621.8	49.9	12.8
Intersegment eliminations and other [3,4]				(3.0)	6.3
	$1,890.6	$22.5	$1,913.1	$103.5	$94.0
Six Months Ended June 30, 2019
Bedding Products	$1,122.7	$20.4	$1,143.1	$107.6	$53.0
Specialized Products	529.9	1.6	531.5	77.2	20.6
Furniture, Flooring & Textile Products	715.7	8.3	724.0	49.9	13.3
Intersegment eliminations and other [3]				(.5)	9.4
	$2,368.3	$30.3	$2,398.6	$234.2	$96.3
1 See Note 3 for revenue by product line.
2 2020 EBIT: Includes $25.4 of goodwill impairment for the Hydraulic Cylinders unit as discussed in Note 5.
3 Depreciation and Amortization: Other relates to non-operating assets (assets not included in segment assets) and is allocated to segment EBIT as discussed above.
4 2020 EBIT: Other includes a charge to write off stock associated with a business divested in 2008 that filed bankruptcy in 2020.

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

	June 30, 2020	December 31, 2019
Bedding Products	$777.7	$816.9
Specialized Products	304.5	346.4
Furniture, Flooring & Textile Products	356.5	383.2
Average current liabilities included in segment numbers above	603.7	735.3
Unallocated assets [1]	2,615.2	2,662.7
Difference between average assets and period-end balance sheet	(75.5)	(128.1)
Total assets	$4,582.1	$4,816.4

1 Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets.

5. IMPAIRMENT CHARGES
Impairment charges (pretax) are reported in “Impairments” in the Consolidated Condensed Statements of Operations and are summarized in the following table:

	Six Months Ended June 30,				Three Months Ended June 30,
	2020			2019	2020			2019
	Goodwill Impairment	Other Long-Lived Assets Impairments	Total Impairments	Other Long-Lived Assets Impairments	Goodwill Impairment	Other Long-Lived Assets Impairments	Total Impairments	Other Long-Lived Assets Impairments
Bedding Products	$—	$.3	$.3	$3.5	$—	$.3	$.3	$.6
Specialized Products	25.4	—	25.4	—	25.4	—	25.4	—
Furniture, Flooring & Textile Products	—	.2	.2	.8	—	.2	.2	.8
Unallocated [1]	—	3.5	3.5	—	—	—	—	—
Total impairment charges	$25.4	$4.0	$29.4	$4.3	$25.4	$.5	$25.9	$1.4
1 This is a charge to write off stock associated with a business divested in 2008 that filed bankruptcy in 2020.

Goodwill Impairment Testing
We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur, or at least annually. We perform our annual goodwill impairment testing in the second quarter. The 2019 goodwill impairment testing indicated no impairments.
The 2020 goodwill impairment testing resulted in a $25.4 non-cash goodwill impairment charge in the second quarter of 2020 with respect to our Hydraulic Cylinders reporting unit, which is a part of the Specialized Products segment. Demand for hydraulic cylinders is dependent upon capital spending for material handling equipment. We began seeing some market softness in the industries served by this reporting unit in 2019, and as discussed in Footnote D in the Notes to Consolidated Financial Statements in our Form 10-K filed February 20, 2020, the fair value of this reporting unit exceeded its carrying value by 29%.
The impairment charge reflects the complete write-off of the goodwill associated with the Hydraulic Cylinders reporting unit and will not result in future cash expenditures. Although we do not believe that a triggering event related to the impairment of goodwill or other long-lived assets occurred in the first quarter of 2020, the anticipated longer-term economic

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
impacts of COVID-19 lowered expectations of future revenue and profitability causing its fair value to fall below its carrying value. We concluded on July 30, 2020, as part of our normal second quarter 2020 annual goodwill impairment testing and in connection with the preparation and review of the second quarter 2020 financial statements, that an impairment charge was required with respect to this reporting unit. We also evaluated other long-lived assets associated with this unit for impairment; no impairments were indicated other than goodwill.
The information below excludes Hydraulic Cylinders, as this unit had no goodwill remaining after the second quarter 2020 impairment.
The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the tables below. In general, fair values for our reporting units decreased versus last year due to COVID-19 impacts on future cash flows. If actual results differ materially from estimates used in these calculations, we could incur future impairment charges.

2020
Fair Value over Carrying Value divided by Carrying Value	June 30, 2020 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$95.2	2.1%	3%	9.0%
50% - 100% [2]	912.1	2.0 - 3.6	3	9.0 - 10.0
101% - 300%	244.8	1.6 - 1.7	3	8.5 - 9.5
301% - 600%	121.4	6.7	3	9.0
	$1,373.5	1.6% - 6.7%	3%	8.5% - 10.0%

2019
Fair Value over Carrying Value divided by Carrying Value	June 30, 2019 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [3]	$25.8	5.8%	3%	8.0%
50% - 100% [2]	855.7	3.8	3	8.5 - 9.5
101% - 300%	393.3	1.3 - 5.5	3	7.5 - 8.0
301% - 600%	123.6	11.1	3	8.5
	$1,398.4	1.3% - 11.1%	3%	7.5% - 9.5%
1 This category includes one reporting unit, Work Furniture, which had fair value exceeding its carrying value by 25% at June 30, 2020.
2 This category includes two reporting units for 2020 and the Bedding reporting unit for 2019.
•The fair value of our Bedding reporting unit exceeded its carrying value by 68% at June 30, 2020 as compared to 85% at June 30, 2019. This unit had $853.1 of goodwill at June 30, 2020.
•The fair value of our Aerospace reporting unit exceeded its carrying value by 51% at June 30, 2020 as compared to 139% at June 30, 2019. This unit had $59.0 of goodwill at June 30, 2020.
3 This category consisted of the Hydraulic Cylinders reporting unit which had fair value exceeding its carrying value by 29% at June 30, 2019.

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6. EARNINGS (LOSS) PER SHARE (EPS)

Basic and diluted earnings (loss) per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Net earnings (loss):
Net earnings (loss)	$39.6	$147.4	$(6.1)	$86.3
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	(.1)
Net earnings (loss) attributable to Leggett & Platt common shareholders	$39.6	$147.4	$(6.1)	$86.2

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	135.5	134.5	135.7	134.7
Dilutive effect of stock-based compensation	.2	.6	—	.5
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	135.7	135.1	135.7	135.2

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt common shareholders	$.29	$1.10	$(.05)	$.64

Diluted EPS attributable to Leggett & Platt common shareholders	$.29	$1.09	$(.05)	$.64

Other information:
Anti-dilutive shares excluded from diluted EPS computation	.3	.3	.4	.4

Cash dividends declared per share	$.80	$.78	$.40	$.40

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Accounts and other receivables consisted of the following:

	June 30, 2020		December 31, 2019
	Current	Long-term	Current	Long-term
Trade accounts receivable [1]	$579.5	$—	$571.8	$—
Trade notes receivable	1.0	.4	1.1	.6
Total trade receivables	580.5	.4	572.9	.6
Other notes receivable [1]	—	23.2	—	23.4
Taxes receivable, including income taxes	8.4	—	15.8	—
Other receivables	12.0	—	11.7	—
Subtotal other receivables	20.4	23.2	27.5	23.4
Total trade and other receivables	600.9	23.6	600.4	24.0
Allowance for doubtful accounts:
Trade accounts receivable [1,2]	(23.6)	—	(8.4)	—
Trade notes receivable	—	—	(.1)	—
Total trade receivables	(23.6)	—	(8.5)	—
Other notes receivable [1]	—	(23.2)	—	(15.0)
Total allowance for doubtful accounts	(23.6)	(23.2)	(8.5)	(15.0)
Total net receivables	$577.3	$.4	$591.9	$9.0
1 The “Trade accounts receivable” and “Other notes receivable” line items above include $25.3 and $26.0 as of June 30, 2020 and December 31, 2019, respectively, from a customer in our Bedding Products segment who is experiencing financial difficulty and liquidity problems. This customer was placed on nonaccrual status in 2018, and became delinquent in quarterly interest payments in the first quarter of 2020. As a result, we have increased our reserve at June 30, 2020 to $25.3 ($23.2 for the note and $2.1 for the trade receivable). The reserve for this customer at December 31, 2019, was $16.0 ($15.0 for the note and $1.0 for the trade receivable).
2 The impacts of the COVID-19 pandemic have adversely impacted the operations of many of our customers, which have and could further impact their ability to pay their debts to us. As a result, we increased the reserves on "Trade accounts receivable" to reflect this increased collectibility risk.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2019	Topic 326 Adjustment	Balance at January 1, 2020	Add: Charges	Less: Net Charge-offs/ (Recoveries) and Other	Balance at June 30, 2020
Trade accounts receivable	$8.4	$3.3	$11.7	$12.7	$.8	$23.6
Trade notes receivable	.1	—	.1	(.1)	—	—
Total trade receivables	8.5	3.3	11.8	12.6	.8	23.6
Other notes receivable	15.0	—	15.0	8.2	—	23.2
Total allowance for doubtful accounts	$23.5	$3.3	$26.8	$20.8	$.8	$46.8

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. STOCK-BASED COMPENSATION
The following tables recap the components of stock-based and stock-related compensation for each period presented:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Stock-based retirement plans contributions [1]	$—	$.2	$1.5	$.3
Discounts on various stock awards:
Deferred Stock Compensation Program	.9	—	1.1	—
Stock-based retirement plans	.4	—	.5	—
Discount Stock Plan	.5	—	.6	—
Performance Stock Unit (PSU) awards: [2]
2018 and later PSU - TSR based 2A	1.7	(1.8)	1.5	.7
2018 and later PSU - EBIT CAGR based 2B	(1.9)	(2.4)	2.7	2.8
2017 and prior PSU awards 2C	—	.1	.9	(.2)
Restricted Stock Unit (RSU) awards [3]	5.4	—	1.0	—
Other, primarily non-employee directors restricted stock	.7	—	.5	—
Total stock-related compensation expense (income)	7.7	$(3.9)	10.3	$3.6
Employee contributions for above stock plans	5.2		6.2
Total stock-based compensation	$12.9		$16.5

Tax benefits on stock-based compensation expense	$1.8		$2.4
Tax benefits on stock-based compensation payments	1.7		2.3
Total tax benefits associated with stock-based compensation	$3.5		$4.7

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Stock-based retirement plans contributions [1]	$.3	$.1	$.9	$.2
Discounts on various stock awards:
Deferred Stock Compensation Program	.4	—	.5	—
Stock-based retirement plans	.2	—	.3	—
Discount Stock Plan	.2	—	.3	—
Performance Stock Unit (PSU) awards: [2]
2018 and later PSU - TSR based 2A	.8	1.0	.8	(.1)
2018 and later PSU - EBIT CAGR based 2B	.2	.4	1.1	.8
2017 and prior PSU awards 2C	—	—	.4	(.6)
Restricted Stock Unit (RSU) awards [3]	.7	—	.5	—
Other, primarily non-employee directors restricted stock	.3	—	.3	—
Total stock-related compensation expense	3.1	$1.5	5.1	$.3
Employee contributions for above stock plans	2.3		3.6
Total stock-based compensation	$5.4		$8.7

Tax benefits on stock-based compensation expense	$.7		$1.2
Tax benefits on stock-based compensation payments	(1.1)		.4
Total tax benefits associated with stock-based compensation	$(.4)		$1.6

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

During 2019, PSU awards were based on two equal measures: (i) Relative Total Shareholder Return (TSR = (Change in Stock Price + Dividends) ÷ Beginning Stock Price) and (ii) EBIT Compound Annual Growth Rate (EBIT CAGR). These components are discussed below.
We intend to pay 50% in shares of our common stock and 50% in cash; although, we reserve the right, subject to Compensation Committee approval, to pay up to 100% in cash.

 2A 2018 and later PSU - TSR based
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

2B 2018 and later PSU - EBIT CAGR based
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

3 RSU Awards

The RSU terms and conditions have been amended so that those who retire (1) after age 65 or (2) after the date where the participant’s age plus years of service are greater than or equal to 70 years, will continue to receive shares that will vest after the retirement date. Expense associated with these retirement-eligible employees will be recognized immediately at the RSU grant date. For those employees who become retirement eligible after the grant date, any remaining expense associated with those RSUs will be recognized at the date the employee meets the retirement-eligible criteria. For more information on the 2020 RSU award changes see the PSU section above.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. ACQUISITIONS
The following table contains the estimated fair values (using inputs as discussed in Note 13) of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented. Of the goodwill included in the table below, $126.8 is expected to be deductible for tax purposes.

Six Months Ended June 30,
2019
Accounts receivable	$70.7
Inventory	60.7
Property, plant and equipment	80.7
Goodwill	559.8
Other intangible assets:
Customer relationships (15-year life)	372.3
Technology (15-year life)	173.3
Trademarks and trade names (15-year life)	65.8
Non-compete agreements and other (5-year life)	28.1
Other current and long-term assets	27.3
Current liabilities	(44.3)
Deferred income taxes	(128.5)
Other long-term liabilities	(21.6)
Net cash consideration	$1,244.3

The following table summarizes acquisitions for the periods presented.

Six Months Ended	Number of Acquisitions	Segment	Product/Service
June 30, 2020	None

June 30, 2019	1	Bedding Products	A leader in proprietary specialized foam technology, primarily for the bedding and furniture industries
Certain of our prior years' acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as liabilities at the acquisition date. At June 30, 2020 and December 31, 2019, our current liability for these future payments was $.0 and $9.2, respectively.  Additional consideration, including interest, paid on prior year acquisitions was $8.4 and $1.1 for the six months ended June 30, 2020 and 2019, respectively.
2020
No businesses were acquired during the first six months of 2020.
2019
We acquired one business during the first six months of 2019:
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
10. INVENTORIES
The following table recaps the components of inventory for each period presented:

	June 30, 2020	December 31, 2019
Finished goods	$258.7	$308.7
Work in process	48.2	54.4
Raw materials and supplies	314.6	323.5
LIFO reserve	(47.4)	(49.9)
Total inventories, net	$574.1	$636.7

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
The following table contains the LIFO activity for each of the periods presented.

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of year	$(49.9)	$(82.2)	$(47.9)	$(82.2)
LIFO benefit	2.0	10.4	—	10.4
Allocated to divested businesses [1]	.5	—	.5	—
Balance, end of period	$(47.4)	$(71.8)	$(47.4)	$(71.8)
1 During the second quarter 2020 we divested a small operation with annual external sales of approximately $10.0. No significant gain or loss was realized on the sale of this operation.
11. EMPLOYEE BENEFIT PLANS
Employer contributions for 2020 are expected to approximate $2.0.

The following table provides interim information as to our domestic and foreign defined benefit pension plans:

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Components of net pension expense
Service cost	$2.1	$2.0	$1.0	$1.0
Interest cost	3.7	4.3	1.8	2.1
Expected return on plan assets	(6.0)	(5.7)	(3.0)	(2.8)
Recognized net actuarial loss	2.1	1.6	1.1	.8
Net pension expense	$1.9	$2.2	$.9	$1.1

        The components of net pension expense, other than the service cost component, are included in the line item “Other (income) expense, net” in the Consolidated Condensed Statements of Operations.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2020
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, April 1, 2020	$1,238.6	$2,723.5	$535.5	$(1,873.5)	$.4	$(147.3)
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	(6.1)	(6.1)	—	—	—	—
Dividends declared (See Note 6)	(53.0)	(54.3)	1.3	—	—	—
Treasury stock purchased	(.2)	—	—	(.2)	—	—
Treasury stock issued	1.4	—	(.8)	2.2	—	—
Foreign currency translation adjustments	25.8	—	—	—	—	25.8
Cash flow hedges, net of tax	3.7	—	—	—	—	3.7
Defined benefit pension plans, net of tax	.6	—	—	—	—	.6
Stock-based compensation transactions, net of tax	3.8	—	3.8	—	—	—
Ending balance, June 30, 2020	$1,214.6	$2,663.1	$539.8	$(1,871.5)	$.4	$(117.2)

	Three Months Ended June 30, 2019
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, April 1, 2019	$1,195.2	$2,623.9	$526.8	$(1,891.6)	$.5	$(64.4)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	86.3	86.2	—	—	.1	—
Dividends declared (See Note 6)	(52.5)	(53.9)	1.4	—	—	—
Treasury stock purchased	(.8)	—	—	(.8)	—	—
Treasury stock issued	3.1	—	(1.4)	4.5	—	—
Foreign currency translation adjustments	1.0	—	—	—	—	1.0
Cash flow hedges, net of tax	.7	—	—	—	—	.7
Defined benefit pension plans, net of tax	.5	—	—	—	—	.5
Stock-based compensation transactions, net of tax	5.3	—	5.3	—	—	—
Ending balance, June 30, 2019	$1,238.8	$2,656.2	$532.1	$(1,887.9)	$.6	$(62.2)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended June 30, 2020
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2020	$1,312.5	$2,734.5	$538.1	$(1,883.8)	$.5	$(76.8)
Effect of accounting change on prior years (Topic 326-See Note 7)	(2.5)	(2.5)	—	—	—	—
Adjusted beginning balance, January 1, 2020	1,310.0	2,732.0	538.1	(1,883.8)	.5	(76.8)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	39.6	39.6	—	—	—	—
Dividends declared (See Note 6)	(105.8)	(108.5)	2.7	—	—	—
Treasury stock purchased	(8.6)	—	—	(8.6)	—	—
Treasury stock issued	3.9	—	(17.0)	20.9	—	—
Foreign currency translation adjustments	(39.7)	—	—	—	(.1)	(39.6)
Cash flow hedges, net of tax	(2.6)	—	—	—	—	(2.6)
Defined benefit pension plans, net of tax	1.8	—	—	—	—	1.8
Stock-based compensation transactions, net of tax	16.0	—	16.0	—	—	—
Ending balance, June 30, 2020	$1,214.6	$2,663.1	$539.8	$(1,871.5)	$.4	$(117.2)

	Six Months Ended June 30, 2019
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2019	$1,157.6	$2,613.8	$529.1	$(1,908.3)	$.6	$(77.6)
Effect of accounting change on prior years (Topic 842)	.1	.1	—	—	—	—
Adjusted beginning balance, January 1, 2019	1,157.7	2,613.9	529.1	(1,908.3)	.6	(77.6)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	147.4	147.4	—	—	—	—
Dividends declared (See Note 6)	(102.4)	(105.1)	2.7	—	—	—
Treasury stock purchased	(12.5)	—	—	(12.5)	—	—
Treasury stock issued	16.9	—	(16.0)	32.9	—	—
Foreign currency translation adjustments	9.8	—	—	—	—	9.8
Cash flow hedges, net of tax	4.6	—	—	—	—	4.6
Defined benefit pension plans, net of tax	1.0	—	—	—	—	1.0
Stock-based compensation transactions, net of tax	16.3	—	16.3	—	—	—
Ending balance, June 30, 2019	$1,238.8	$2,656.2	$532.1	$(1,887.9)	$.6	$(62.2)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended June 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2020	$(86.9)	$(10.4)	$(50.0)	$(147.3)
Other comprehensive income (loss)	25.8	4.0	(.4)	29.4
Reclassifications, pretax [1]	—	.6	1.1	1.7
Income tax effect	—	(.9)	(.1)	(1.0)
Balance, June 30, 2020	$(61.1)	$(6.7)	$(49.4)	$(117.2)

Balance, April 1, 2019	$(17.7)	$(7.9)	$(38.8)	$(64.4)
Other comprehensive income (loss)	1.0	(1.3)	(.1)	(.4)
Reclassifications, pretax [2]	—	2.3	.8	3.1
Income tax effect	—	(.3)	(.2)	(.5)
Balance, June 30, 2019	$(16.7)	$(7.2)	$(38.3)	$(62.2)

[1] 2020 pretax reclassifications are comprised of:
Net trade sales	$—	$(.3)	$—	$(.3)
Cost of goods sold; selling and administrative expenses	—	(.2)	—	(.2)
Interest expense	—	1.1	—	1.1
Other income (expense), net	—	—	1.1	1.1
Total reclassifications, pretax	$—	$.6	$1.1	$1.7

[2] 2019 pretax reclassifications are comprised of:
Net trade sales	$—	$1.4	$—	$1.4
Cost of goods sold; selling and administrative expenses	—	(.2)	—	(.2)
Interest expense	—	1.1	—	1.1
Other income (expense), net	—	—	.8	.8
Total reclassifications, pretax	$—	$2.3	$.8	$3.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended June 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$(21.5)	$(4.1)	$(51.2)	$(76.8)
Other comprehensive income (loss)	(39.7)	(3.6)	.2	(43.1)
Reclassifications, pretax [1]	—	.9	2.1	3.0
Income tax effect	—	.1	(.5)	(.4)
Attributable to noncontrolling interest	.1	—	—	.1
Balance, June 30, 2020	$(61.1)	$(6.7)	$(49.4)	$(117.2)

Balance, January 1, 2019	$(26.5)	$(11.8)	$(39.3)	$(77.6)
Other comprehensive income (loss)	9.8	1.8	(.3)	11.3
Reclassifications, pretax [2]	—	4.2	1.6	5.8
Income tax effect	—	(1.4)	(.3)	(1.7)
Balance, June 30, 2019	$(16.7)	$(7.2)	$(38.3)	$(62.2)

[1] 2020 pretax reclassifications are comprised of:
Net sales	$—	$(.8)	$—	$(.8)
Cost of goods sold; selling and administrative expenses	—	(.5)	—	(.5)
Interest expense	—	2.2	—	2.2
Other income (expense), net	—	—	2.1	2.1
Total reclassifications, pretax	$—	$.9	$2.1	$3.0

[2] 2019 pretax reclassifications are comprised of:
Net sales	$—	$2.4	$—	$2.4
Cost of goods sold; selling and administrative expenses	—	(.4)	—	(.4)
Interest expense	—	2.2	—	2.2
Other income (expense), net	—	—	1.6	1.6
Total reclassifications, pretax	$—	$4.2	$1.6	$5.8

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$109.0	$—	$109.0
Derivative assets [1] (Note 14)	—	1.4	—	1.4
Diversified investments associated with the Executive Stock Unit Program (ESUP) [1]	40.7	—	—	40.7
Total assets	$40.7	$110.4	$—	$151.1
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$3.5	$—	$3.5
Liabilities associated with the ESUP [1]	40.1	—	—	40.1
Total liabilities	$40.1	$3.5	$—	$43.6

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$153.7	$—	$153.7
Derivative assets [1] (Note 14)	—	4.0	—	4.0
Diversified investments associated with the ESUP [1]	41.0	—	—	41.0
Total assets	$41.0	$157.7	$—	$198.7
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$.9	$—	$.9
Liabilities associated with the ESUP [1]	40.6	—	—	40.6
Total liabilities	$40.6	$.9	$—	$41.5
1 Includes both current and long-term amounts.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 2) was approximately $77.1 greater than carrying value of $1,586.6 at June 30, 2020 and was approximately $98.6 greater than carrying value of $1,585.6 at December 31, 2019.
Items measured at fair value on a non-recurring basis
The primary areas in which we use fair value measurements of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies (Note 9) and evaluating long-term assets (including goodwill) for potential impairment (Note 5). Determining fair values for these items requires significant judgment and includes a variety of methods and models that utilize significant Level 3 inputs. For methodologies used in determining fair value reference is made to Footnote A in the Notes to Consolidated Financial Statements in our Form 10-K filed February 20, 2020.

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
Expense for Underlying Transactions Probable of Not Occurring
In response to the COVID-19 pandemic, our projected sales were adversely impacted in the short term and as a result, we believed that selected underlying transactions were probable of not occurring. Accordingly, we immediately recognized a loss in the first quarter 2020 of $.5, of which $.4 represented the previously deferred losses of our hedge positions that had been recorded in accumulated other comprehensive income (AOCI). These amounts are presented in the same line of the income statement as the expected hedged item (net trade sales).

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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of June 30, 2020
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean and UK subsidiaries	Dec 2021	$134.7	$.3	$.5	$1.4	$.1
Future DKK sales of Polish subsidiary	Dec 2021	19.0	—	—	.4	—
Future EUR sales of Chinese and UK subsidiaries	Dec 2021	28.3	—	—	.5	.1
Future MXN purchases of a USD subsidiary	Dec 2021	9.6	—	—	.8	—
Total cash flow hedges			.3	.5	3.1	.2
Fair value hedges:
Intercompany and third-party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, USD and ZAR) in various countries (CAD, CNY, EUR, GBP, PLN and USD)	Dec 2020	105.4	.6	—	.1	—
Derivatives not designated as hedging instruments
USD receivable on a CAD subsidiary	Jul 2020	12.0	—	—	.1	—
Total Derivatives			$.9	$.5	$3.3	$.2

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2019
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, Swiss and UK subsidiaries	Sep 2021	$138.5	$1.3	$.2	$.7
Future MXN purchases of a USD subsidiary	Jun 2021	9.8	.5	.1	—
Future DKK sales of a Polish subsidiary	Jun 2021	21.1	.3	—	—
Future EUR sales of Chinese and UK subsidiaries	Jun 2021	29.9	.7	—	—
Total cash flow hedges			2.8	.3	.7
Fair value hedges:
Intercompany and third-party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, USD and ZAR) in various countries (CAD, CHF, CNY, GBP, PLN and USD)	May 2020	112.0	.8	—	.1
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Dec 2020	10.1	.1	—	—
Hedge of USD receivable on a CAD subsidiary	Jan 2020	5.0	—	—	.1
Total derivatives not designated as hedging instruments			.1	—	.1
Total Derivatives			$3.7	$.3	$.9

The following table sets forth the pretax (gains) losses for our hedging activities for the years presented. This schedule includes reclassifications (including impact of underlying transactions probable of not occurring) from accumulated other comprehensive income (see Note 12) as well as derivative settlements recorded directly to income or expense.

	Caption in Consolidated Condensed Statements of Operations	Amount of (Gain) Loss Recorded in Income Six Months Ended June 30,		Amount of (Gain) Loss Recorded in Income Three Months Ended June 30,
		2020	2019	2020	2019
Derivatives designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$2.2	$2.2	$1.1	$1.1
Currency cash flow hedges	Net trade sales	1.2	1.5	.6	1.1
Currency cash flow hedges	Cost of goods sold	(.3)	(.7)	—	(.4)
Total cash flow hedges		3.1	3.0	1.7	1.8
Fair value hedges	Other (income) expense, net	2.5	.6	(2.5)	.2
Derivatives not designated as hedging instruments	Other (income) expense, net	(.2)	.1	1.1	(.1)
Total derivative instruments		$5.4	$3.7	$.3	$1.9

15. OTHER (INCOME) EXPENSE

The components of other (income) expense from continuing operations were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Restructuring charges [1]	$2.5	$1.9	$1.9	$.7
Currency (income) loss	(1.6)	1.8	.7	—
Loss(Gain) from diversified investments associated with Executive Stock Unit Program (See Note 8)	1.2	(4.5)	(5.5)	(1.2)
COVID-19 government subsidies [2]	(11.4)	—	(10.4)	—
Other income	(2.2)	(2.9)	(2.6)	(2.4)
	$(11.5)	$(3.7)	$(15.9)	$(2.9)
1 We incurred $1.9 of severance expense for permanent workforce reductions in the second quarter of 2020 associated with changes in management and organizational structure in response to the effect the COVID-19 pandemic has had on the nature and focus of our operations. See Note 18 for additional information. Additionally in the second quarter of 2020, we incurred $1.0 of restructuring-related expenses associated with writedowns of inventories (reported in cost of goods sold) and long-lived asset impairments (reported in impairments) related to the wind down of the 2018 Restructuring Plan.
2 This represents government subsidies in our international locations, which do not contain material restrictions on our operations, sources of funding or otherwise. In the U.S., we are deferring our payment of employer's Social Security match into 2021 and 2022 as provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Through June 30, 2020, we have deferred $5.3, and we expect to defer $17.1 in total for 2020. Half of the amount will be paid in 2021 and half in 2022.
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
Brazilian Value-Added Tax Matters
All dollar amounts presented in this section reflect the U.S. Dollar (USD) equivalent of Brazilian Real (BRL).
We deny all allegations in the below Brazilian actions. We believe that we have valid bases to contest such actions and are vigorously defending ourselves. However, these contingencies are subject to uncertainties, and based on current known facts, we believe that it is reasonably possible (but not probable) that we may incur losses of approximately $10.4 including interest and attorney fees with respect to these assessments. Therefore, because it is not probable we will incur a loss, no accrual has been recorded for Brazilian value-added tax (VAT) matters. As of the date of this filing, we have $7.9 on deposit with the Brazilian government to partially mitigate interest and penalties that may accrue while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.
Brazilian Federal Cases. On December 22 and December 29, 2011, and December 17, 2012, the Brazilian Finance Ministry, Federal Revenue Office (Finance Ministry) issued notices of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (L&P Brazil) in the amount of $1.5, $.1 and $2.6, respectively. The Finance Ministry claimed that for

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
November 2006 and continuing through 2011, L&P Brazil used an incorrect tariff code for the collection and payment of VAT primarily on the sale of mattress innerspring units in Brazil (VAT Rate Dispute). L&P Brazil has denied the violations. On December 4, 2015, we filed an action related to the $2.6 assessment ($3.1 with updated interest), in Sorocaba Federal Court. On October 18, 2018, we filed an action related to the $1.5 assessment ($2.2 with updated interest), in Sorocaba Federal Court. The $.1 assessment remains pending at the second administrative level. These actions seek to annul the entire assessments and remain pending.
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
Although we deny liability in all currently threatened or pending litigation proceedings in which we are or may be a party and believe that we have valid bases to contest all claims threatened or made against us, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, in millions, as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Litigation contingency accrual - Beginning of period	$.7	$1.9	$.6	$1.9
Adjustment to accruals - expense (income)	.1	.2	—	.2
Currency	(.1)	—	—	—
Cash payments	(.2)	—	(.1)	—
Litigation contingency accrual - End of period	$.5	$2.1	$.5	$2.1

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
Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations or cash flows. However, based upon current known facts, as of June 30, 2020, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of the accruals noted above are estimated to be $11.2, including $10.4 for Brazilian VAT matters disclosed above and $.8 for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize losses in excess of the recorded accruals (and in excess of the $11.2 referenced above), which could have a material negative impact on our financial condition, results of operations and cash flows.

17. DEBT AMENDMENT
We reviewed our current forecasts for liquidity and future compliance with existing debt covenants in light of the potential impacts of COVID-19 on our business and the uncertainties associated with the duration of the pandemic as discussed in Note 18 Risks and Uncertainties.

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

In addition, the amount of total secured debt limit was changed from 15% to 5% of our total consolidated assets until December 31, 2021, at which time it will revert back to the 15%. Various interest rate terms were also changed. The credit facility also contains an anti-cash hoarding provision that limits borrowing if the Company has a consolidated cash balance (as defined in the credit facility) in excess of $300.0 without planned expenditures. The maturity date of January 2024 remains unchanged. At June 30, 2020, the Company is in compliance with all of its debt covenants and expects to be able to maintain compliance with the amended debt covenant requirements.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
18. RISKS AND UNCERTAINTIES
In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. Various governments worldwide instituted quarantines, shelter-in-place or stay-at-home orders, and other material limitations on the conduct of business. These restrictions and limitations have had an adverse effect on the economies and financial markets of the countries where our products, or our customers' products, are sold resulting in an economic downturn that has had an effect on our customers' demand for our products.

Due to the speed with which the COVID-19 pandemic developed and the uncertainties created, including the depth and duration of any disruptions to customers and suppliers, its future effect on our business, results of operations and financial condition cannot be predicted. While we are unable to accurately foresee these future impacts, we believe that our financial resources and liquidity levels, along with various contingency plans to reduce costs are sufficient to manage the impact currently anticipated from the COVID-19 pandemic, which will likely include reduced revenues and operating profits for the full year 2020 in all segments and lower operating cash flows.

Because the COVID-19 pandemic is an evolving situation, we will continue to monitor the business impact and may take further actions that we deem appropriate in light of the circumstances. If government restrictions are imposed, or demand declines further, we could be required to make additional adjustments to our operations, including additional permanent reductions in workforce, operating reductions or facility closures.

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
Bedding Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private-label finished mattresses for bedding brands, and adjustable bed bases. This segment is also backwardly integrated into the production and supply of specialty foam chemicals, steel rod and drawn steel wire to our own operations and to external customers. Our trade customers for wire make mechanical springs and many other end products. This segment generated 48% of our trade sales during the first six months of 2020.
Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries. This segment contributed 20% of our trade sales in the first six months of 2020.
Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private-label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components. This segment contributed 32% of our trade sales in the first six months of 2020.
COVID-19 Impacts on our Business
Governments and health organizations have identified an outbreak of a respiratory illness known as COVID-19. The World Health Organization has declared the outbreak a global pandemic. The COVID-19 pandemic has had, and could further have, an adverse impact to, among other things (i) the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries; (ii) our manufacturing operations' ability to remain open, obtain necessary raw materials and parts, maintain appropriate labor levels and ship finished products to customers; (iii) operating costs related to pay and benefits for permanently terminated employees; (iv) the collection of trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties or insolvency; (v) impairment of goodwill and long-lived assets; and (vi) our ability to access the commercial paper market or borrow under our credit facility; all of which, in the aggregate, have had, and could further have, a material negative impact on our trade sales, earnings, liquidity, cash flow and financial condition.
While we are unable to accurately foresee these future impacts, we believe that our financial resources and liquidity levels, along with various contingency plans to reduce costs are sufficient to manage the impact currently anticipated from the COVID-19 pandemic, which will likely include reduced revenues and operating profits for the full year 2020 in all segments and lower operating cash flows.

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

Trade sales in the second quarter were down 30% versus the second quarter of 2019, with demand improving each month throughout the quarter. April sales were down over 50%, May sales were down almost 30% and June sales were down just over 15%, all versus the prior year. We continued to see sequential improvement throughout the first three weeks of July, with sales near prior year levels.

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

Impact on our Manufacturing Operations. We have manufacturing facilities in the United States and 17 other countries. All of these countries have been affected by the COVID-19 pandemic. All of our facilities are open and running at this time, with some capacity restrictions on our plants due to governmental orders. The U.S. and other governments have ordered that certain non-woven fabrics used to produce ComfortCore® innersprings be prioritized to produce medical supplies, resulting in shortages of the fabrics for non-medical applications. These shortages and very strong bedding demand have caused the Company temporarily to be unable to supply full industry demand for ComfortCore®. The Company has declared force majeure due to the shortages. Also, as demand has improved, we have experienced some temporary labor shortages. Some facilities had experienced problems delivering products to customers because of disruption in logistics necessary to import, export, or to transfer products across borders. At this time, cross border logistics are no longer an issue. Depending on the length and severity of the COVID-19 pandemic, our ability to keep our manufacturing operations open, maintain appropriate labor levels, obtain necessary raw materials and parts and ship finished products to customers may be partially or completely disrupted, either on a temporary or prolonged basis. The realization of these risks to our manufacturing operations, labor force and supply chain could also increase labor, commodity and energy costs.

We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition of restrictive measures concerning shelter-in-place or stay-at-home orders, public gatherings and human interactions, mandatory closures of retail establishments that sell our products or our customers’ products, and restrictions on the import or export of products.

To date, we have had a relatively small number of employees in our manufacturing facilities who have tested positive for COVID-19. When this has occurred, we follow adopted procedures which include enhanced disinfecting that targets areas that have likely exposure to COVID-19. The employee is required to observe a quarantine period, monitor symptoms and follow medical guidance prior to returning to work. Contact tracing is performed to identify any other employees who had direct contact with the employee who tested positive for COVID-19. If any direct contacts are identified, they must also self-isolate, monitor symptoms, and follow medical guidance prior to returning to work. A significant increase in COVID-19 cases among our employees may disrupt our ability to produce and deliver finished products to our customers if we are unable to shift production to other manufacturing facilities.

Severance Costs Related to Permanent Workforce Reductions. In connection with reduced demand for our products, we have permanently terminated a relatively small number of our employees worldwide. We incurred severance costs of $2 million in the second quarter 2020 and expect to incur approximately $5 million in the last half of the year. If we permanently terminate additional employees because of lack of demand, mandatory governmental closure of our facilities or otherwise, we may incur material separation costs.

Collection of Trade and Notes Receivables. Bankruptcy, financial difficulties or insolvency caused by the COVID-19 pandemic, or otherwise, can and has occurred with some of our customers which can impact their ability to pay their debts to us. Prior to the pandemic, we provided trade credit and other financing to some of these customers in a material amount, particularly in our Bedding segment. Our bad debt reserve contains uncertainties because it requires management to estimate the amount of uncollectible receivables and notes based upon the financial health and payment history of the customer, industry and macroeconomic considerations, and historical loss experience.

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

Impairment of Goodwill and Long-Lived Assets. A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At June 30, 2020, goodwill and other intangible assets represented $2.1 billion, or 46% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.07 billion, or 23% of total assets.
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
The 2020 goodwill impairment testing resulted in a $25.4 million non-cash goodwill impairment charge in the second quarter of 2020 with respect to our Hydraulic Cylinders reporting unit, which is a part of the Specialized Products segment. Demand for hydraulic cylinders is dependent upon capital spending for material handling equipment.
The impairment charge reflects the complete write-off of the goodwill associated with the Hydraulic Cylinders reporting unit and will not result in future cash expenditures. Although we do not believe that a triggering event related to the impairment of goodwill or other long-lived assets occurred in the first quarter of 2020, the anticipated longer-term economic impacts of COVID-19 lowered expectations of future revenue and profitability causing its fair value to fall below its carrying value. We concluded on July 30, 2020, as part of our normal second quarter 2020 annual goodwill impairment testing and in connection with the preparation and review of the second quarter 2020 financial statements, that an impairment charge was required with respect to this reporting unit. We also evaluated other long-lived assets associated with this unit for impairment; no impairments were indicated other than goodwill.
Of the remaining six reporting units, three had fair values in excess of carrying value of less than 100%.
•Fair value for our Bedding reporting unit exceeded carrying value by 68%. Our 2019 acquisition of ECS is part of our Bedding reporting unit, and goodwill for our Bedding reporting unit was $853 million at June 30, 2020.
•Fair value for our Aerospace reporting unit exceeded carrying value by 51%. Goodwill for the Aerospace reporting unit was $59 million at June 30, 2020.
•Fair value for our Work Furniture reporting unit exceeded carrying value by 25%. Goodwill for the Work Furniture reporting unit was $95 million at June 30, 2020.

If there is a prolonged adverse economic impact from the COVID-19 pandemic, we may not be able to achieve projected performance levels. If actual results materially differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur future impairment charges. These non-cash charges could have a material negative impact on our earnings.

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

The credit facility is a multi-currency credit facility maturing in January 2024 providing us the ability, from time to time subject to certain restrictive covenants and customary conditions, to borrow, repay and re-borrow up to $1.2 billion. The credit facility also provided for a one-time draw of up to $500 million under a five-year term loan facility, which we fully borrowed in January 2019 to consummate the ECS acquisition.

Because of the economic impacts of the COVID-19 pandemic on our business, effective May 6, 2020, we amended the credit facility to, among other things, change the restrictive borrowing covenants. The prior leverage ratio covenant required us to maintain, as of the last day of each quarter, a leverage ratio of consolidated funded indebtedness to trailing 12-month consolidated EBITDA (each as defined in the credit facility) of not greater than 3.50 to 1.00. The covenant was changed in two ways: (i) the calculation of the ratio now subtracts unrestricted cash (as defined in the credit facility) from consolidated funded indebtedness; and (ii) the ratio levels, calculated as of the last day of the applicable fiscal quarter, were changed to 4.75 to 1.00 for each fiscal quarter end date through March 31, 2021; 4.25 to 1.00 at June 30, 2021; 3.75 to 1.00 at September 30, 2021; and 3.25 to 1.00 at December 31, 2021 and thereafter. In addition, the amount of total secured debt limit was changed from 15% to 5% of our total consolidated assets until December 31, 2021, at which time it will revert back to the 15%. Various interest rate terms were also changed. The impact on our interest expense will depend upon our ability to access the commercial paper market, and if so, the degree of that access. The credit facility also contains an anti-cash hoarding provision that limits borrowing if the Company has a consolidated cash balance (as defined in the credit facility) in excess of $300 million without planned expenditures. At June 30, 2020, the Company is in compliance with all of its debt covenants and expects to be able to maintain compliance with the amended debt covenant requirements.

At June 30, 2020, we had used, through commercial paper borrowings, $102 million of the borrowing capacity under the credit facility. However, as our trailing 12-month consolidated EBITDA, unrestricted cash and debt levels change, our additional borrowing capacity increases or decreases. Based on our trailing 12-month consolidated EBITDA, unrestricted cash and debt levels at June 30, 2020, our additional borrowing capacity under the credit facility was approximately $1.1 billion at quarter end. However, this may not be indicative of the actual borrowing capacity going forward, which may be materially different depending on our consolidated EBITDA, unrestricted cash and debt levels at that time. Because of the adverse economic impacts of the COVID-19 pandemic, our consolidated EBITDA may decrease in future quarters in 2020. For more information about restrictive covenants, see “Our Ability to Access the Commercial Paper Market or Borrow under our Credit Facility” in Item 1A Risk Factors.

Also, if we fail to comply with the covenants specified in the credit facility, we may trigger an event of default, in which case the lending banks would have the right to: (i) terminate their commitment to provide additional loans under the credit facility; and (ii) declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. Additionally, our senior notes contain cross-default provisions which could make outstanding amounts under the senior notes immediately payable in the event of an acceleration of amounts due under the credit facility following a material uncured default. If the debt due under the credit facility or senior notes were to be accelerated, we may not have sufficient cash to repay this debt.

Our Response to the COVID-19 Pandemic. In response to COVID-19, the Company has focused on protecting our employees and ensuring a safe work environment. We formed a cross-functional crisis response team that meets daily. We help our business leaders manage items such as responding to workplace health and safety issues and protocols, interpreting government orders and securing personal protective equipment. The team developed a comprehensive handbook to document new work procedures and changes to production necessary to facilitate proper social distancing. Our business leaders have implemented training and change management initiatives to drive and maintain new ways of operating.

In order to carefully manage cash, we reduced capital expenditures by over 60% to approximately $60 million for 2020 and are limiting acquisition spending. We eliminated non-essential expenses and postponed major projects, of which we expect to produce approximately $100 million of fixed cost savings in 2020. The Company is also closely monitoring accounts receivable and managing our inventories.
Cash Dividend

Dividends have historically been the primary means by which we return cash to shareholders. Our long-term targeted dividend payout ratio has been approximately 50% of adjusted EPS (which excludes special items such as significant tax law impacts, impairment charges, restructuring-related charges and gains from sales of assets or businesses). In 2019, we increased the quarterly dividend by $.02, or 5.3%, to $.40 per share. 2019 marked the Company's 48th consecutive annual dividend increase, a record that only ten S&P 500 companies have exceeded. On August 3, 2020, our Board of Directors declared a third quarter dividend of $.40 per share, equal to the dividend declared in the third quarter of 2019.

Credit Rating Downgrade and Liquidity
Independent rating agencies evaluate our credit profile on an ongoing basis and have assigned ratings to our long-term and short-term debt. On April 21, 2020, one of our rating agencies, which had our long-term debt rating on negative outlook, lowered that rating by one notch, but changed the outlook to stable. This rating agency did not change our short-term rating. On May 5, 2020, another rating agency lowered our long-term and short-term ratings by one notch with a stable outlook. There is uncertainty whether our short-term ratings will continue to allow us access to the commercial paper market, and if so, the degree of that access. If we are not able to access the commercial paper market, either partially or completely, we expect to borrow under our credit facility for our liquidity needs but at higher interest costs. See "Our borrowing costs and access to liquidity may be impacted by our credit ratings" under Risk Factors on page 56.
Customers
We serve a broad suite of customers, with our largest customer representing approximately 5% of our trade sales in 2019. Many are companies whose names are widely recognized. They include bedding, residential and work furniture producers, automotive OEM and Tier 1 manufacturers, and a variety of other companies.

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

Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Over the past few years we have seen varying degrees of inflation and deflation in U.S. steel pricing. In 2019, steel costs decreased through most of the year. In the first half of 2020, steel costs have deflated modestly.

As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). In 2019, although steel prices decreased through the year, a wider than usual metal margin persisted. As a result, our steel operations experienced enhanced profitability in 2019. In the first half of 2020, these metal margins began to compress, but remain wider than usual.

With the acquisition of ECS, we now have greater exposure to the cost of chemicals, including TDI, MDI, and polyol.  The cost of these chemicals has fluctuated at times, but ECS has generally passed the changes through to its customers, with a lag that varies based on customer contract terms. In 2019, ECS experienced a negative effect on trade sales due to chemical deflation. In the first half of 2020, chemicals have been further deflating. Our other raw materials include woven and non-woven fabrics and foam scrap. We have experienced changes in the cost of these materials in past years and generally have been able to pass them through to our customers.

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

Since 2009, there have been antidumping duty orders on innerspring imports from China, South Africa and Vietnam, ranging from 116% to 234%.  In September 2019, the Department of Commerce (DOC) and the International Trade Commission (ITC) concluded a second sunset review extending the orders for an additional five years, through October 2024; at which time, the DOC and ITC will conduct a third sunset review to determine whether to extend the orders for an additional five years.

Antidumping and countervailing duty cases filed by major U.S. steel wire rod producers have resulted in the imposition of antidumping duties on imports of steel wire rod from Brazil, China, Belarus, Indonesia, Italy, Korea, Mexico, Moldova, Russia, South Africa, Spain, Trinidad & Tobago, Turkey, Ukraine, United Arab Emirates, and the United Kingdom, ranging from 1% to 757%, and countervailing duties on imports of steel wire rod from Brazil, China, Italy and Turkey, ranging from 3% to 193%. In June 2020, the ITC and DOC concluded a first sunset review, extending the orders on China through June 2025, and in July 2020, the ITC and DOC concluded a third sunset review, determining to extend the orders on Brazil, Indonesia, Mexico, Moldova, and Trinidad & Tobago through August 2025. Duties will continue through December 2022 for Belarus, Italy, Korea, Russia, South Africa, Spain, Turkey, Ukraine, United Arab Emirates, and the United Kingdom. At that time the DOC and the ITC will conduct a sunset review to determine whether to extend those orders for an additional five years.

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

In March 2020, the Company, along with other domestic mattress producers and two labor unions representing workers at other mattress producers, filed antidumping petitions with the DOC and the ITC alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and a countervailing duty petition alleging manufacturers of mattresses in China were benefiting from subsidies. In May 2020, the ITC made a unanimous, affirmative preliminary determination of a reasonable likelihood of injury. DOC’s preliminary determination on subsidies is expected in late August 2020, and its preliminary determination on dumping is expected in late October 2020. Final determinations are expected in the first half of 2021.

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

For information on the financing of the ECS acquisition, please see "Commercial Paper Program and Term Loan Financing" on page 47.

Organic Sales
This report contains the metric organic sales. In the past, we have disclosed the metric same location sales calculated as net sales excluding sales attributable to acquisitions and divestitures consummated within the last twelve months. In the Company’s 2019 Form 10-K filed February 20, 2020, we disclosed the metric organic sales but indicated that it was calculated identically to the prior same location sales metric. Beginning with our first quarter 2020 Form 10-Q (and including the presentation in this Form 10-Q), we have modified the calculation of organic sales. It is now calculated as trade sales (not net sales) excluding sales attributable to acquisitions and divestitures consummated within the last twelve months. Management uses the organic sales metric, and it is useful to investors, as supplemental information to analyze our underlying sales performance from period to period in our legacy businesses.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

Second Quarter:

Trade Sales were $845.1 million in the current quarter, a 30% decrease versus the second quarter 2019. Organic sales decreased 31%, with volume down 29%. Trade sales were largely impacted by COVID-related demand declines along with the planned lower volume in business we exited in connection with the 2018 Restructuring Plan (which reduced trade sales 2%). The combination of raw material-related selling price decreases and negative currency impact reduced trade sales 2%. Acquisitions added 1% to trade sales growth in the quarter.
Earnings (Loss) Per Share (EPS) decreased to $(.05) in the current year, versus $.64 in the second quarter of 2019, primarily from lower trade sales volume and a goodwill impairment charge, partially offset by fixed cost reductions.
Earnings Before Interest and Taxes (EBIT) decreased 83%, to $22.8 million, primarily from lower volume and a $25.4 million goodwill impairment charge in Hydraulic Cylinders, partially offset by fixed cost reductions.

Six Months:
Trade Sales were $1,890.6 million in the first six months of 2020, a 20% decrease versus the same time period last year. Acquisitions added 2% to sales growth in the first six months of 2020. Organic sales decreased 22%, with volume down 19%. In the first six months of 2020 trade sales were primarily impacted by COVID-related demand declines along with the planned lower volume in business we exited in connection with the 2018 Restructuring Plan (which reduced trade sales 3%). Raw material-related selling price decreases and negative currency impact reduced trade sales 3%.
EPS was $.29 for the first six months of 2020, versus $1.09 in the same period of 2019, with the decrease primarily from lower trade sales volume and a goodwill impairment charge, partially offset by fixed cost reductions.
EBIT decreased 56%, to $103.5 million, primarily from lower volume and a $25.4 million goodwill impairment charge in Hydraulic Cylinders, partially offset by fixed cost reductions.

LIFO/FIFO and the Effect of Changing Prices
The last-in, first-out (LIFO) method is primarily used to value our domestic steel-related inventories. LIFO represents approximately 40% of our inventories.
With steel cost deflation in the early part of 2020, we recognized a LIFO benefit in the first six months. The LIFO estimate incorporates certain assumptions about year-end steel prices and inventory levels. Therefore, the LIFO calculation for the full year could be materially different from that currently estimated.
The following table contains the LIFO benefit included for each of the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
LIFO benefit	$2.0	$10.4	$—	$10.4

Net Interest Expense and Income Taxes

2020 net interest expense was not materially different than both the six and three months ended June 30, 2019.

Our tax rate of 24% in the second quarter of 2019 represented a more normalized percentage, while in the second quarter of 2020 our abnormally high 354% tax rate was adversely impacted from nondeductible goodwill impairment, a foreign tax audit matter, and the anomaly in our tax rate percentage from the significant reduction in our quarterly earnings.

For the full year, we are anticipating an effective tax rate of approximately 24%, which includes the expected impact of recently issued global intangible low-taxed income (GILTI) regulations and other discrete tax items that we expect to occur from quarter to quarter. Other factors, such as our overall profitability, the mix and level of earnings among tax jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits, the effect of other tax law changes, and prudent tax planning strategies, can also influence our rate.

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

Trade Sales (Dollar amounts in millions)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Change in Trade Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$410.6	$568.4	$(157.8)	(27.8)%	(27.8)%
Specialized Products	140.8	267.0	(126.2)	(47.3)	(47.3)
Furniture, Flooring and Textile Products	293.7	377.8	(84.1)	(22.3)	(25.0)
Total	$845.1	$1,213.2	$(368.1)	(30.3)%	(31.2)%

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Bedding Products	$18.6	$63.5	$(44.9)	(70.7)%	4.5%	11.2%
Specialized Products	(19.7)	41.5	(61.2)	(147.5)	(14.0)	15.5
Furniture, Flooring and Textile Products	23.4	31.5	(8.1)	(25.7)	8.0	8.3
Intersegment eliminations & other	.5	(.5)	1.0
Total	$22.8	$136.0	$(113.2)	(83.2)%	2.7%	11.2%

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Depreciation and Amortization (Dollar amounts in millions)
Bedding Products	$26.3	$28.2
Specialized Products	10.6	10.4
Furniture, Flooring & Textile Products	6.3	6.7
Unallocated	3.3	4.7
Total	$46.5	$50.0

1 This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the segment discussions below in Furniture, Flooring & Textile Products for a reconciliation of the change in total segment trade sales to organic sales.

Bedding Products
Trade sales decreased $158 million, or 28%. Organic sales were down 28%. Trade sales volume decreased 25%, primarily from COVID-related demand declines, exited volume in Fashion Bed and the closure of a Drawn Wire facility. Raw material-related selling price decreases and currency impact reduced trade sales 3%.
        The re-opening of brick and mortar retail locations and eCommerce demand drove sequential improvement throughout the quarter with April trade sales down 54%, May trade sales down 20% and June trade sales down 14% versus prior year.
        EBIT decreased $45 million, primarily from lower volume and lower metal margin in our rod mill, partially offset by fixed cost reductions.

        Specialized Products
Trade sales decreased $126 million, or 47%. Volume was down 46% primarily from COVID-related demand declines. Currency impact decreased trade sales 1%.
We saw sequential improvements in the Specialized Products segment throughout the quarter as automotive OEMs restarted production in Europe and North America and production in Asia continued to improve. During the quarter, trade sales were down 63% in April, 54% in May, and 29% in June versus 2019.
EBIT decreased $61 million, primarily from lower volume and a $25 million goodwill impairment charge in Hydraulic Cylinders, partially offset by fixed cost reductions.
Furniture, Flooring & Textile Products
Trade sales decreased $84 million, or 22%. Organic sales were down 25%. A small Geo Components acquisition completed in December 2019 added 3% to trade sales. Volume decreased 24%, primarily from COVID-related demand declines. Raw material-related selling price decreases and currency impact reduced trade sales 1%.
This segment initially was less impacted by the COVID-19 pandemic than our other segments primarily because of the strong demand in our Geotextiles Components businesses. Fabric Converting and Flooring Products also held up well and Home Furniture improved as the quarter progressed. Recovery in Work Furniture has lagged the other businesses in the segment. Industry demand in that business may be challenged for some time as work environments change to meet evolving expectations of employers and employees. April trade sales were down 40%, May trade sales were down 22% and June trade sales were down 7% versus prior year.
Segment EBIT decreased $8 million, primarily from lower volume, partially offset by fixed cost reductions and lower raw material costs.

Six Month Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 8. All segment data has been retrospectively adjusted to reflect the change in segment structure discussed on page 33. A summary of segment results is shown in the following tables.

Trade Sales (Dollar amounts in millions)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Change in Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$901.2	$1,122.7	$(221.5)	(19.7)%	(21.7)%
Specialized Products	375.3	529.9	(154.6)	(29.2)	(29.2)
Furniture, Flooring & Textile Products	614.1	715.7	(101.6)	(14.2)	(16.4)
Total	$1,890.6	$2,368.3	$(477.7)	(20.2)%	(21.8)%

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Bedding Products	$48.6	$107.6	$(59.0)	(54.8)%	5.4%	9.6%
Specialized Products	8.0	77.2	(69.2)	(89.6)	2.1	14.6
Furniture, Flooring & Textile Products	49.9	49.9	—	—	8.1	7.0
Intersegment eliminations & other	(3.0)	(.5)	(2.5)
Total	$103.5	$234.2	$(130.7)	(55.8)%	5.5%	9.9%

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Depreciation and Amortization (Dollar amounts in millions)
Bedding Products	$53.1	$53.0
Specialized Products	21.8	20.6
Furniture, Flooring & Textile Products	12.8	13.3
Unallocated	6.3	9.4
Total	$94.0	$96.3

1 This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the segment discussions below in Bedding Products and Furniture, Flooring & Textile Products for a reconciliation of the change in total segment trade sales to organic sales.

Bedding Products
        Trade sales decreased $222 million, or 20%. Organic sales were down 22% and volume was down 18%, with raw material-related selling price decreases of 3% and a negative currency impact of 1%. ECS acquisition completed in mid-January 2019 added 2% to trade sales.
        EBIT decreased $59 million, primarily from COVID-related demand declines and lower metal margin in our rod mill, partially offset by fixed cost reductions.
        Specialized Products
Trade sales decreased $155 million, with organic sales down 29%. Volume decreased 28% and currency impact reduced trade sales 1%.
EBIT decreased $69 million, primarily from COVID-related demand declines and a $25 million goodwill impairment charge in Hydraulic Cylinders, partially offset by fixed cost reductions.

Furniture, Flooring & Textile Products
Trade sales decreased $102 million, or 14%. Organic sales were down 16% and volume was down 15%, with raw material-related selling price decreases and a negative currency impact of 1%. A small Geo Components acquisition completed in December 2019 added 2% to trade sales.
EBIT was flat, with COVID-related demand declines offset by fixed cost reductions and lower raw material costs.

LIQUIDITY AND CAPITALIZATION

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the six months ended June 30, 2020 was $122.5 million, down $81.2 million from the same period last year, primarily reflecting lower earnings.
We closely monitor our working capital levels and ended the quarter with adjusted working capital at 15.4% of annualized trade sales which reflected a combination of very weak sales early in the quarter and working capital increases later in the quarter to support demand improvement. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed on page 48, slightly more than half of these funds are held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Amounts in millions)	June 30, 2020	December 31, 2019
Current assets	$1,410.3	$1,538.1
Current liabilities	775.5	928.1
Working capital	634.8	610.0
Cash and cash equivalents	208.8	247.6
Current debt maturities and current portion of operating lease liabilities	92.9	90.4
Adjusted working capital	$518.9	$452.8
Annualized trade sales [1]	$3,380.4	$4,579.6
Working capital as a percent of annualized trade sales	18.8%	13.3%
Adjusted working capital as a percent of annualized trade sales	15.4%	9.9%
1 Annualized trade sales equal second quarter 2020 trade sales of $845.1 million and fourth quarter 2019 trade sales of $1,144.9 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	June 30, 2020	December 31, 2019	June 30, 2019		June 30, 2020	December 31, 2019	June 30, 2019
Trade Receivables	$556.9	$564.4	$670.8	DSO [1]	60	43	50

Inventories	$574.1	$636.7	$656.7	DIO [2]	75	63	63

Accounts Payable	$361.4	$463.4	$452.9	DPO [3]	47	46	44

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

Although our DSO and DIO changed considerably in the second quarter 2020, we had sufficient liquidity to meet our operating needs. We continue to monitor all elements of working capital in order to optimize cash flow. The timing of the sales in relation to the quarter end heavily impacted the DSO and DIO metrics. Trade sales in the second quarter were down 30% versus the second quarter of 2019, with demand improving each month throughout the quarter. April sales were down over 50%, May sales were down almost 30% and June sales were down just over 15% all versus the prior year.

Trade Receivables - Although our trade receivables decreased at June 30, 2020 compared to both year end and June 30, 2019, our DSO increased considerably during the second quarter 2020, primarily related to the timing of sales. Our sales improved sequentially throughout the quarter, most notably in June. We are closely monitoring accounts receivable and collections. We recognized $20 million in bad debt expense in the first quarter ($8 million on a note receivable and $12 million on trade accounts receivable), partially due to COVID-19 impacts on our customers and risk across our account portfolio, particularly among our bedding customers. By the end of the second quarter, the level of our accounts receivable in current status had improved and was consistent with pre-COVID-19 levels, and we had no significant changes in our reserves in the second quarter. We monitor all accounts for possible loss. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based upon the facts and circumstances for each individual customer. We had approximately $25 million and $40 million of trade receivables that were sold and removed from our Consolidated Condensed Balance Sheets at June 30, 2020 and December 31, 2019, respectively.

Inventories - Although our inventories decreased as compared to both year end and June 30, 2019, our DIO increased considerably during the second quarter 2020, primarily related to the timing of sales. Our sales improved sequentially throughout the quarter, most notably in June. We are taking steps to carefully control inventory levels as demand improves. We believe we have established adequate reserves for any slower-moving or obsolete inventories. We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. Our reserve balances as a percentage of period-end inventory were consistent with our historical average.

Accounts Payable - Accounts payable decreased compared to both year end and June 30, 2019, as a result of reductions in purchasing unit volumes and production levels due to COVID-19. Our payment terms did not change meaningfully since year end, as we chose to keep our commitment to our vendors by paying on time and did not request an extension of terms. We continue to look for ways to optimize payment terms through our significant purchasing power and also utilize third-party services that allow flexible payment options to enhance our DPO.

Uses of Cash
Finance Capital Requirements
Because of the current uncertainties around the impact of COVID-19 on our businesses and operations, we significantly reduced our expected uses of cash in 2020. We reduced fixed costs by an estimated $100 million. We cut our capital expenditure budget for 2020 by over 60% to approximately $60 million, and are limiting acquisitions.
In the first quarter of 2019, we acquired ECS, a leader in the production of proprietary specialized foam used primarily for the bedding and furniture industries, for total consideration of approximately $1.25 billion. Additional details about acquisitions are discussed on page 38 and in Note 9 on page 19 to the Consolidated Condensed Financial Statements.
Pay Dividends
In May, we declared a quarterly dividend of $.40 per share, which represented a $.02, or 2.6%, increase versus the first half of 2019. Our long-term targeted dividend payout ratio is approximately 50% of adjusted EPS (which excludes special items such as significant tax law impacts, impairment charges, restructuring-related charges, divestiture gains, litigation accruals and settlement proceeds). For more information about the payment of dividends, please see “Cash Dividend” on page 36.
On August 3, 2020, our Board of Directors declared a third quarter dividend of $.40 per share, equal to the dividend declared in the third quarter of 2019.
Repurchase Stock
Once we are past the impact from COVID-19 on our business, we expect to continue our long-term priorities for uses of cash: fund organic growth, pay dividends, fund strategic acquisitions, and repurchase stock with available cash. With the increase in leverage from our acquisition of ECS, as previously discussed, and our need to manage cash in light of the COVID-19 pandemic, we are prioritizing debt repayment after funding only necessary expenditures, and as a result, are temporarily limiting share repurchases. We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable.

Capitalization
The following table presents our key debt and capitalization statistics:

(Dollar amounts in millions)	June 30, 2020	December 31, 2019

Total debt excluding revolving credit/commercial paper	$2,032.3	$2,056.1
Less: Current maturities of long-term debt	51.1	51.1
Scheduled maturities of long-term debt	1,981.2	2,005.0
Average interest rates [1]	3.6%	3.6%
Average maturities in years [1]	5.6	6.0
Revolving credit/commercial paper [2]	102.0	61.5
Average interest rate on period-end balance outstanding	0.4%	2.0%
Average interest rate during the period (three months)	1.9%	2.6%
Total long-term debt	2,083.2	2,066.5
Deferred income taxes and other liabilities	508.8	509.3
Shareholders’ equity and noncontrolling interest	1,214.6	1,312.5
Total capitalization	$3,806.6	$3,888.3
Unused committed credit:
Long-term	$1,098.0	$1,138.5
Short-term	—	—
Total unused committed credit [2]	$1,098.0	$1,138.5
Current maturities of long-term debt	$51.1	$51.1
Cash and cash equivalents	$208.8	$247.6

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year end 2019 and at the end of the second quarter of 2020, had a total authorized program amount of $1,200. However, our borrowing capacity may be limited by covenants to our credit facility.

Commercial Paper Program and Term Loan Financing
In January 2019, we expanded the borrowing capacity under our credit facility from $800 million to $1.2 billion, extended the term to January 2024 and correspondingly increased permitted borrowings under our commercial paper program primarily to finance the ECS Acquisition. The ECS Acquisition was financed through the issuance of approximately $750 million of commercial paper (of which roughly $500 million was subsequently refinanced through the public issuance of 10-year 4.4% notes due 2029) and the issuance of a $500 million five-year Tranche A Term Loan with our current bank group which requires us to pay principal in the amount of $12.5 million each quarter and to pay the remaining principal at maturity. As of June 30, 2020 we had repaid $62.5 million, as scheduled, on the Tranche A Term Loan. The credit facility allows us to issue letters of credit totaling up to $125 million. When we issue letters of credit under the facility, we reduce our available credit and commercial paper capacity by a corresponding amount. We may borrow funds in advance of expected outflows to provide additional flexibility during the COVID-19 disruption. Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	June 30, 2020	December 31, 2019
Total authorized program	$1,200.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	102.0	61.5
Letters of credit issued under the credit agreement	—	—
Total program usage	102.0	61.5
Total program available	$1,098.0	$1,138.5

The average and maximum amounts of commercial paper outstanding during the second quarter of 2020 were $305.9 million and $381.3 million, respectively. At quarter-end, we had no letters of credit outstanding under the credit facility, but we had issued $42.2 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long-term, and subject to our capital needs, market conditions, alternative capital market opportunities, and our ability to continue to access the commercial paper market, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper notes. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit facility maturing in 2024 discussed above.
With cash on hand, operating cash flow, our commercial paper program and/or our credit facility, and our ability to obtain debt financing, we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations.

Our credit facility was amended effective May 6, 2020 and contains revised restrictive covenants. The revised covenants limit: a) as of the last day of each fiscal quarter, the leverage ratio of consolidated funded indebtedness (minus unrestricted cash) to trailing 12-month consolidated EBITDA (each as defined in the credit facility) must not exceed 4.75 to 1.00 for each fiscal quarter end date through March 31, 2021; 4.25 to 1.00 at June 30, 2021; 3.75 to 1.00 at September 30, 2021; and 3.25 to 1.00 at December 31, 2021 and thereafter; b) the amount of total secured debt to 5% of our total consolidated assets until December 31, 2021, at which time it will revert to 15% of our total consolidated assets; and c) our ability to sell, lease, transfer, or dispose of all or substantially all of total consolidated assets. Various interest rate terms were also changed. The impact on our interest expense will depend upon our ability to access the commercial paper market, and if so, the degree of that access. The amendment also added an anti-cash hoarding provision that limits borrowing if the Company has a consolidated cash balance (as defined in the credit facility) in excess of $300 million without planned expenditures. We were comfortably in compliance with our covenants at the end of the second quarter 2020. For more information about the restrictive covenants in our credit facility, see "Our Ability to Access the Commercial Paper Market or Borrow under our Credit Facility" on page 35.

Accessibility of Cash
At June 30, 2020, we had cash and cash equivalents of $209 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Slightly more than half of these funds are held in the international accounts of our foreign operations. During the first six months of 2020, we brought back $82 million of foreign cash. We currently expect to bring back approximately $40 million of additional foreign cash before year-end.

If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $13 million. Although there are capital requirements in various jurisdictions, all of this cash is currently accessible for repatriation.

CONTRACTUAL OBLIGATIONS

Our contractual obligations table presented on page 47 in our Form 10-K filed February 20, 2020, had a material change outside the ordinary course of business in the first quarter 2020 due to an increase of $360 million in our commercial paper borrowing to provide additional flexibility during the COVID-19 disruption. Reference is made to the updated disclosure regarding our contractual obligations on page 44 of our Form 10-Q filed May 8, 2020. Since that disclosure, which was as of March 31, 2020, our total long-term debt, at June 30, 2020, has decreased by $332 million primarily due to the reduction of commercial paper borrowings.

CONTINGENCIES

For contingencies related to the impact of the COVID-19 pandemic on our business, please see “COVID-19 Impacts on our Business” on page 33.

Potential Sale of Real Estate

Although the potential sale is subject to significant conditions that may change the timing, the amount and whether the sale is completed at all, we have agreed to sell certain real estate associated with restructuring activities in the Bedding Products segment. If the sale is completed, we expect to realize a gain of up to $30 million on this transaction in the fourth quarter of 2020 or in 2021.

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

Litigation

Accrual for Litigation Contingencies and Reasonably Possible Losses in Excess of Accruals

We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows. We deny liability in all currently threatened or pending litigation proceedings and believe we have valid bases to contest all claims made against us. At June 30, 2020, our litigation contingency accrual was immaterial (which does not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not recorded) losses in excess of accruals for litigation contingencies are estimated to be $11 million, including $10 million for Brazilian VAT matters and $1 million for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals (and in excess of the $11 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our litigation contingencies, see Note 16 “Contingencies” on page 29 of the Notes to Consolidated Condensed Financial Statements.

ACCOUNTING STANDARD UPDATES
The FASB has issued accounting guidance effective for the current and future periods. See Note 2 to the Consolidated Condensed Financial Statements on page 6 for a more complete discussion.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $77 million greater than carrying value at June 30, 2020 and approximately $99 million greater than carrying value at December 31, 2019. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of June 30, 2020 and December 31, 2019, respectively, for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing our interest costs for our notes. The fair value of variable rate debt is not significantly different from its recorded amount.

Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $913 million at June 30, 2020, compared to $979 million at December 31, 2019.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: the profitable growth and operating performance of the Company; projections of Company revenue, income, earnings, capital expenditures, dividends, capital structure, cash from operations, cash repatriation, restructuring-related costs, tax impacts or other financial items, effective tax rate; maintenance of indebtedness under the commercial paper program; litigation exposure; LIFO reserve; our ability to deleverage; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance, possible goodwill or other asset impairment; access to liquidity; compliance with the amended debt covenant requirements; amount of fixed cost savings; and the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” “project,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.
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
Readers should review Item 1A Risk Factors in our Form 10-K, filed February 20, 2020 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect our future operations or our performance, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

•the ongoing adverse impact on our trade sales, earnings, liquidity, cash flow and financial condition caused by the COVID-19 pandemic which has and could continue to negatively impact, among other things (i) the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries; (ii) our manufacturing facilities’ ability to remain open, or to re-open if closed (either from the lack of demand or mandatory governmental closure), obtain necessary raw materials and parts, maintain appropriate labor levels and ship finished products to customers; (iii) operating costs related to pay and benefits for our terminated employees; (iv) our ability to collect trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties or insolvency; (v) impairment of goodwill and long-lived assets; (vi) restructuring related costs; and (vii) our ability to access the commercial paper market or borrow under our revolving credit facility, including our inability to comply with the restrictive covenants in our credit facility that may limit our operational flexibility and our ability to pay our debt when it comes due;
•inability to fully realize the benefits of the ECS Acquisition;
•uncertainty of the financial performance of the combined Company following completion of the ECS Acquisition;
•inability to “deleverage” after the ECS Acquisition in the expected timeframe, due to increases or decreases in our capital needs, which may vary depending on a variety of factors, including, without limitation, demand for our products, cash flow, any acquisition or divestiture activity and our working capital needs;
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
•adverse changes in foreign currency, political risk, and U.S. or foreign laws, regulations or legal systems (including tax law changes);
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
•our ability to realize gain from the sale of real estate;
•our ability to comply with privacy and data protection regulations; and
•litigation accruals related to various contingencies including antitrust, intellectual property, product liability and warranty, taxation, environmental and workers’ compensation expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of June 30, 2020 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of June 30, 2020, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information in Note 16 beginning on page 29 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. For a more complete description of all legal proceedings, reference is made to Footnote U in the Notes to Consolidated Financial Statements in our Form 10-K filed February 20, 2020 and Note 15 in the Notes to Consolidated Condensed Financial Statements in our Form 10-Q filed May 8, 2020.

On March 31, 2020, the Company, along with six other domestic mattress producers, Brooklyn Bedding, Corsicana Mattress Company, Elite Comfort Solutions (a Leggett subsidiary), FXI, Inc., Innocor, Inc., and Kolcraft Enterprises, Inc., and two unions, the International Brotherhood of Teamsters and United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and manufacturers of mattresses in China were unfairly benefiting from subsidies, causing harm to the US industry and seeking the imposition of duties on mattresses imported from these countries. On May 14, 2020, the ITC made a unanimous, affirmative preliminary determination of a reasonable likelihood of injury. DOC's preliminary determination on subsidies is expected in late August 2020, and its preliminary determination on dumping is expected in late October 2020. Final determinations are expected in the first half of 2021.

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

The COVID-19 pandemic has had, and could further have, an adverse impact to (i) the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries; (ii) our manufacturing operations' ability to remain open, or to re-open if closed, obtain necessary raw materials and parts, maintain appropriate labor levels and ship finished products to customers; (iii) operating costs related to pay and benefits for our terminated employees; (iv) the collection of trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties or insolvency; (v) impairment of goodwill and long-lived assets; and (vi) our ability to access the commercial paper market or borrow under our credit facility, including our inability to comply with the restrictive covenants in our credit facility that may limit our operational flexibility, and our ability to pay our debt when it comes due; all of which, in the aggregate, have had, and could further have, a material negative impact on our trade sales, earnings, liquidity, cash flow, financial condition, and our stock price.

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

Impact on our Manufacturing Operations
We have manufacturing facilities in the United States and 17 other countries. All of these countries have been affected by the COVID-19 pandemic. All of our facilities are open and running at this time, with some capacity restrictions on our plants due to governmental orders. The U.S. and other governments have ordered that certain non-woven fabrics used to produce ComfortCore® innersprings be prioritized to produce medical supplies, resulting in shortages of the fabrics for non-medical applications. These shortages and very strong bedding demand have caused the Company temporarily to be unable to supply full industry demand for ComfortCore®. The Company has declared force majeure due to the shortages. Also, as demand has improved, we have experienced some temporary labor shortages. Some facilities had experienced problems delivering products to customers because of disruption in logistics necessary to import, export, or to transfer products across borders. Depending on the length and severity of the COVID-19 pandemic, our ability to keep our manufacturing operations open, maintain appropriate labor levels, obtain necessary raw materials and parts and ship finished products to customers may be partially or completely disrupted, either on a temporary or prolonged basis. The realization of these risks to our manufacturing operations, labor force and supply chain could also increase labor, commodity and energy costs.

We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition of restrictive measures concerning shelter-in-place or stay-at-home orders, public gatherings and human interactions, mandatory closures of retail establishments that sell our products or our customers’ products, and restrictions on the import or export of products.

To date, we have had a relatively small number of employees in our manufacturing facilities who have tested positive for COVID-19. When this has occurred, we follow adopted procedures which include enhanced disinfecting that targets areas that have likely exposure to COVID-19. The employee is required to observe a quarantine period, monitor symptoms and follow medical guidance prior to returning to work. Contact tracing is performed to identify any other employees who had direct contact with the employee who tested positive for COVID-19. If any direct contacts are identified, they must also self-isolate, monitor symptoms, and follow medical guidance prior to returning to work. A significant increase in COVID-19 cases among our employees may disrupt our ability to produce and deliver finished products to our customers if we are unable to shift production to other manufacturing facilities.

Severance Costs Related to Permanent Workforce Reductions

In connection with reduced demand for our products, we have permanently terminated a relatively small number of our employees worldwide. If we permanently terminate additional employees because of lack of demand, mandatory governmental closure of our facilities or otherwise, we may incur material separation costs.

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

Impairment of Goodwill and Long-Lived Assets

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At June 30, 2020, goodwill and other intangible assets represented $2.1 billion, or 46% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.07 billion, or 23% of total assets.
.
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

The 2020 goodwill impairment testing resulted in a $25.4 million non-cash goodwill impairment charge in the second quarter of 2020 with respect to our Hydraulic Cylinders reporting unit, which is a part of the Specialized Products segment. Demand for hydraulic cylinders is dependent upon capital spending for material handling equipment.

The impairment charge reflects the complete write-off of the goodwill associated with the Hydraulic Cylinders reporting unit and will not result in future cash expenditures. Although we do not believe that a triggering event related to the impairment of goodwill or other long-lived assets occurred in the first quarter of 2020, the anticipated longer-term economic impacts of COVID-19 lowered expectations of future revenue and profitability causing its fair value to fall below its carrying value. We concluded on July 30, 2020, as part of our normal second quarter 2020 annual goodwill impairment testing and in connection with the preparation and review of the second quarter 2020 financial statements, that an impairment charge was required with respect to this reporting unit. We also evaluated other long-lived assets associated with this unit for impairment; no impairments were indicated other than goodwill.

Of the remaining six reporting units, three had fair values in excess of carrying value of less than 100%.
•Fair value for our Bedding reporting unit exceeded carrying value by 68%. Our 2019 acquisition of ECS is part of our Bedding reporting unit, and goodwill for our Bedding reporting unit was $853 million at June 30, 2020.
•Fair value for our Aerospace reporting unit exceeded carrying value by 51%. Goodwill for the Aerospace reporting unit was $59 million at June 30, 2020.
•Fair value for our Work Furniture reporting unit exceeded carrying value by 25%. Goodwill for the Work Furniture reporting unit was $95 million at June 30, 2020.

If there is a prolonged adverse economic impact from the COVID-19 pandemic, we may not be able to achieve projected performance levels. If actual results materially differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur future impairment charges. These non-cash charges could have a material negative impact on our earnings.

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

The credit facility is a multi-currency facility maturing in January 2024 providing us the ability, from time to time subject to certain restrictive covenants and customary conditions, to borrow, repay and re-borrow up to $1.2 billion. The credit facility also provided for a one-time draw of up to $500 million under a five-year term loan facility, which we fully borrowed in January 2019 to consummate the ECS acquisition.

Because of the economic impacts of the COVID-19 pandemic on our business, effective May 6, 2020, we amended the credit facility to, among other things, change the restrictive borrowing covenants. The prior leverage ratio covenant required us to maintain, as of the last day of each quarter, a leverage ratio of consolidated funded indebtedness to trailing 12-month consolidated EBITDA (each as defined in the credit facility) of not greater than 3.50 to 1.00. The leverage ratio covenant was changed in two ways: (i) the calculation of the ratio now subtracts unrestricted cash (as defined in the credit facility) from consolidated funded indebtedness; and (ii) the ratio levels, calculated as of the last day of the applicable fiscal quarter, were changed to 4.75 to 1.00 for each fiscal quarter end date through March 31, 2021; 4.25 to 1.00 at June 30, 2021; 3.75 to 1.00 at September 30, 2021; and 3.25 to 1.00 at December 31, 2021 and thereafter. In addition, the amount of total secured debt limit was changed from 15% to 5% of our total consolidated assets until December 31, 2021, at which time it will revert back to the 15%. Various interest rate terms were also changed. The impact on our interest expense will depend upon our ability to access the commercial paper market, and if so, the degree of that access. The credit facility also contains an anti-cash hoarding provision that limits borrowing if the Company has a consolidated cash balance (as defined in the credit facility) in excess of $300 million without planned expenditures.

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

Also, if we fail to comply with the covenants specified in the credit facility, we may trigger an event of default, in which case the lenders would have the right to: (i) terminate their commitment to provide additional loans under the credit facility; and (ii) declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. Additionally, our senior notes contain cross-default provisions which could make outstanding amounts under the senior notes immediately payable in the event of an acceleration of amounts due under the credit facility following a material uncured default. If the debt under the credit facility or senior notes were to be accelerated, we may not have sufficient cash to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition.

Inability to fully realize the benefit of the ECS acquisition could negatively impact our ability to achieve our anticipated cash flows, results of operations, earnings per share, and stock price

We completed the acquisition of ECS for a cash purchase price of approximately $1.25 billion in January 2019. Our combined financial performance may not meet expectations due to a variety of factors, including the COVID-19 pandemic. We may fail to realize the anticipated benefits of the transaction. Moreover, we may experience difficulties and delays in achieving revenue synergies associated with the transaction, or we may not achieve these synergies at all. Our inability to successfully and fully realize the benefits of the ECS acquisition could negatively impact our cash flows, results of operations, earnings per share, and stock price.

We may not be able to realize deferred tax assets on our balance sheet depending upon the amount and source of future taxable income

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

Our borrowing costs and access to liquidity may be impacted by our credit ratings

Independent rating agencies evaluate our credit profile on an ongoing basis and have assigned ratings for our long-term and short-term debt. On April 21, 2020, one of our rating agencies, which had our long-term debt rating on negative outlook, lowered that rating by one notch, but changed the outlook to stable. On May 5, 2020, another rating agency lowered our long-term and short-term ratings by one notch with a stable outlook. There is uncertainty whether our short-term ratings will continue to allow us access to the commercial paper market, and if so, the degree of that access. If we are not able to access the commercial paper market, either partially or completely, we expect to borrow under our credit facility for our liquidity needs but at higher interest costs. Because of the economic impact of the COVID-19 pandemic, our credit ratings could decline further. If this were to occur, our borrowing costs could increase materially, and our access to sources of liquidity, including the commercial paper market, may be further adversely affected.

Business disruptions to our steel rod mill, if coupled with an inability to purchase an adequate and/or timely supply of quality steel rod from alternative sources, could have a material negative impact on our Bedding Products segment and Company results of operations

We purchase steel scrap from third party suppliers. This scrap is converted into steel rod in our mill in Sterling, Illinois. Our steel rod mill has historically had annual output of approximately 500,000 tons, a substantial majority of which has been used internally by our wire mills, which convert the steel rod into drawn steel wire. This wire is used in the production of many of our products, including mattress innersprings.

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

If we experience a disruption to our ability to produce steel rod in our mill, coupled with a reduction of adequate and/or timely supply from alternative market sources of quality steel rod, we could experience a material negative impact on our Bedding Products segment and the Company's results of operations.

Privacy and data protection regulations are complex and could harm our business, reputation, financial condition, and operating results

Governments around the world have adopted legislative and regulatory proposals concerning data protection. For example, the EU General Data Protection Regulation (GDPR) applies to our operations that collect or process personal information of EU residents. If our operations are found to violate GDPR requirements, we may incur substantial fines, need to change our business practices, and face reputational harm, any of which could have an adverse effect on our business. The EU-U.S. Privacy Shield framework allows U.S. companies that self-certify to the U.S. Department of Commerce and commit to comply with specified requirements to transfer personal data from the EU to the U.S. In July 2020, the Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld Standard Contractual Clauses as a valid transfer mechanism under appropriate circumstances. The validity of data transfer mechanisms remains subject to legal, regulatory, and political developments in both Europe and the U.S. The invalidation of the EU-U.S. Privacy Shield and potential invalidation of other data transfer mechanisms could have an adverse impact on our ability to process and transfer personal data outside of the EU. These evolving privacy and data protection requirements create uncertainty and added compliance obligations that could harm our business, reputation, financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
April 2020	—	$—	—	10,000,000
May 2020	—	$—	—	10,000,000
June 2020	—	$—	—	10,000,000
Total	—	$—	—

1 The total does not include shares withheld for taxes on stock unit conversions and forfeitures, all of which totaled 3,534 shares for the second quarter.

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

10.1	Summary Sheet of Executive Cash Compensation (updated on April 9, 2020), filed April 14, 2020 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.2	Summary Sheet of Director Compensation (updated on April 9, 2020), filed April 14, 2020 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.3
Limited Waiver - Separation Agreement between the Company and Jeffrey L. Tate, dated April 9, 2020, filed April 14, 2020 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.4
Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of May 6, 2020 among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders referenced therein, filed May 7, 2020 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.5
The Company's Flexible Stock Plan, as amended and restated, effective as of May 15, 2020, filed March 31, 2020 as an Appendix to the Company's Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.6	Summary Sheet of Director Compensation (updated on May 15, 2020), filed May 18, 2020 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.7	Summary Sheet of Executive Cash Compensation (updated on June 29, 2020), filed June 30, 2020 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.8	Summary Sheet of Director Compensation (updated on June 29, 2020), filed June 30, 2020 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2020.

31.2*	Certification of Jeffrey L. Tate, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2020.

32.1*	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2020.

32.2*	Certification of Jeffrey L. Tate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2020.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*,**	Inline XBRL Taxonomy Extension Schema.

101.CAL*,**	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*,**	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*,**	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*,**	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at June 30, 2020 and December 31, 2019; (ii) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2020 and June 30, 2019; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and June 30, 2019; (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2020 and June 30, 2019; and (v) Notes to Consolidated Condensed Financial Statements.

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

LEGGETT & PLATT, INCORPORATED

DATE: August 6, 2020	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman Chairman and Chief Executive Officer

DATE: August 6, 2020	By:	/s/ JEFFREY L. TATE
Jeffrey L. Tate Executive Vice President and Chief Financial Officer