Form 10-Q
period 2020-09-30
LEGGETT & PLATT INC
filed 2020-11-05
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of October 26, 2020: 132,518,915
1

LEGGETT & PLATT, INCORPORATED
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	September 30, 2020	December 31, 2019
CURRENT ASSETS
Cash and cash equivalents	$245.0	$247.6
Trade receivables, net	621.8	564.4
Other receivables, net	20.5	27.5
Total receivables, net	642.3	591.9
Total inventories, net	585.3	636.7
Prepaid expenses and other current assets	45.7	61.9
Total current assets	1,518.3	1,538.1
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,380.1	1,388.8
Buildings and other	729.1	719.0
Land	43.0	43.5
Total property, plant and equipment	2,152.2	2,151.3
Less accumulated depreciation	1,366.5	1,320.5
Net property, plant and equipment	785.7	830.8
OTHER ASSETS
Goodwill	1,380.3	1,406.3
Other intangibles, less accumulated amortization of $257.3 and $222.3 as of September 30, 2020 and December 31, 2019, respectively	714.6	764.0
Operating lease right-of-use assets	164.4	158.8
Sundry	100.5	118.4
Total other assets	2,359.8	2,447.5
TOTAL ASSETS	$4,663.8	$4,816.4
CURRENT LIABILITIES
Current maturities of long-term debt	$51.1	$51.1
Current portion of operating lease liabilities	41.9	39.3
Accounts payable	494.1	463.4
Accrued expenses	270.7	281.0
Other current liabilities	89.6	93.3
Total current liabilities	947.4	928.1
LONG-TERM LIABILITIES
Long-term debt	1,909.1	2,066.5
Operating lease liabilities	125.3	121.6
Other long-term liabilities	177.4	173.5
Deferred income taxes	204.6	214.2
Total long-term liabilities	2,416.4	2,575.8
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	539.0	536.1
Retained earnings	2,713.5	2,734.5
Accumulated other comprehensive loss	(87.4)	(76.8)
Treasury stock	(1,867.6)	(1,883.8)
Total Leggett & Platt, Inc. equity	1,299.5	1,312.0
Noncontrolling interest	.5	.5
Total equity	1,300.0	1,312.5
TOTAL LIABILITIES AND EQUITY	$4,663.8	$4,816.4
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions, except per share data)	2020	2019	2020	2019
Net trade sales	$3,098.2	$3,607.6	$1,207.6	$1,239.3
Cost of goods sold	2,462.3	2,829.4	940.8	963.8
Gross profit	635.9	778.2	266.8	275.5
Selling and administrative expenses	320.6	352.1	105.6	115.2
Amortization of intangibles	48.9	47.3	16.2	16.3
Impairments	29.4	5.7	—	1.4
Net gain from sale of assets and businesses	(2.5)	(4.8)	(2.1)	(3.0)
Other (income) expense, net	(11.3)	(.4)	(.2)	1.5
Earnings before interest and income taxes	250.8	378.3	147.3	144.1
Interest expense	63.2	68.5	20.9	22.6
Interest income	2.4	5.5	.5	1.5
Earnings before income taxes	190.0	315.3	126.9	123.0
Income taxes	45.5	68.3	22.0	23.4
Net earnings	144.5	247.0	104.9	99.6
(Earnings) attributable to noncontrolling interest, net of tax	(.1)	—	(.1)	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$144.4	$247.0	$104.8	$99.6
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.06	$1.83	$.77	$.74
Diluted	$1.06	$1.83	$.77	$.74

Weighted average shares outstanding
Basic	135.6	134.7	135.8	134.9
Diluted	135.8	135.2	136.1	135.4
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions)	2020	2019	2020	2019
Net earnings	$144.5	$247.0	$104.9	$99.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13.7)	(23.1)	26.0	(32.9)
Cash flow hedges	.8	3.4	3.4	(1.2)
Defined benefit pension plans	2.2	1.5	.4	.5
Other comprehensive income (loss)	(10.7)	(18.2)	29.8	(33.6)
Comprehensive income	133.8	228.8	134.7	66.0
Add: comprehensive (earnings) attributable to noncontrolling interest	—	—	(.1)	—
Comprehensive income attributable to Leggett & Platt, Inc.	$133.8	$228.8	$134.6	$66.0
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2020	2019
OPERATING ACTIVITIES
Net earnings	$144.5	$247.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	88.8	87.9
Amortization of intangibles and supply agreements	52.2	56.8
Long-lived asset impairments	4.0	5.7
Goodwill impairment	25.4	—
Provision for losses on accounts and notes receivable	19.4	2.3
Writedown of inventories	8.3	7.9
Deferred income tax (benefit) expense	(12.6)	5.5
Stock-based compensation	20.6	23.9
Other, net	10.6	.2
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(69.8)	(45.4)
Inventories	38.5	47.5
Other current assets	6.4	(.4)
Accounts payable	38.1	(30.2)
Accrued expenses and other current liabilities	9.4	7.9
NET CASH PROVIDED BY OPERATING ACTIVITIES	383.8	416.6
INVESTING ACTIVITIES
Additions to property, plant and equipment	(52.3)	(103.0)
Purchases of companies, net of cash acquired	—	(1,244.3)
Proceeds from sales of assets and businesses	6.0	5.3
Other, net	7.7	(7.5)
NET CASH USED FOR INVESTING ACTIVITIES	(38.6)	(1,349.5)
FINANCING ACTIVITIES
Additions to long-term debt	—	993.3
Payments on long-term debt	(97.5)	(25.1)
Change in commercial paper and short-term debt	(67.2)	106.3
Dividends paid	(158.5)	(152.0)
Issuances of common stock	1.1	7.4
Purchases of common stock	(10.1)	(11.8)
Additional consideration paid on prior year acquisitions	(8.4)	(1.1)
Other, net	(4.4)	(2.6)
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(345.0)	914.4
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2.8)	(7.6)
DECREASE IN CASH AND CASH EQUIVALENTS	(2.6)	(26.1)
CASH AND CASH EQUIVALENTS—January 1,	247.6	268.1
CASH AND CASH EQUIVALENTS—September 30,	$245.0	$242.0
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

2. ACCOUNTING STANDARDS UPDATES

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

3. REVENUE

Performance Obligations and Shipping and Handling Costs
We recognize revenue when performance obligations under the terms of a contract with our customers are satisfied. Substantially all of our revenue is recognized upon transfer of control of our products to our customers, which is generally upon shipment from our facilities or upon delivery to our customers' facilities and is dependent on the terms of the specific contract. This conclusion considers the point at which our customers have the ability to direct the use of and obtain substantially all of the remaining benefits of the products that are transferred. Substantially all unsatisfied performance obligations as of September 30, 2020, will be satisfied within one year or less. Shipping and handling costs are included as a component of "Cost of goods sold".
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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Bedding Products
Bedding group	$1,491.0	$1,724.1	$589.8	$601.4

Specialized Products
Automotive group	487.1	607.6	207.9	209.6
Aerospace Products group	79.8	116.3	19.6	36.2
Hydraulic Cylinders group	51.3	73.2	15.4	21.4
	618.2	797.1	242.9	267.2

Furniture, Flooring & Textile Products
Home Furniture group	220.6	264.6	89.6	86.3
Work Furniture group	168.3	224.8	59.3	77.1
Flooring & Textile Products group	600.1	597.0	226.0	207.3
	989.0	1,086.4	374.9	370.7
	$3,098.2	$3,607.6	$1,207.6	$1,239.3

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
A summary of segment results from continuing operations is shown in the following tables.

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Three Months Ended September 30, 2020
Bedding Products	$589.8	$10.0	$599.8	$73.6	$26.6
Specialized Products	242.9	.8	243.7	32.7	10.7
Furniture, Flooring & Textile Products	374.9	2.8	377.7	41.7	6.3
Intersegment eliminations and other [3]				(.7)	3.4
	$1,207.6	$13.6	$1,221.2	$147.3	$47.0
Three Months Ended September 30, 2019
Bedding Products	$601.4	$10.8	$612.2	$70.7	$27.5
Specialized Products	267.2	.9	268.1	44.4	10.4
Furniture, Flooring & Textile Products	370.7	3.6	374.3	29.3	6.4
Intersegment eliminations and other [3]				(.3)	4.1
	$1,239.3	$15.3	$1,254.6	$144.1	$48.4

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Nine Months Ended September 30, 2020
Bedding Products	$1,491.0	$23.6	$1,514.6	$122.2	$79.7
Specialized Products [2]	618.2	2.0	620.2	40.7	32.5
Furniture, Flooring & Textile Products	989.0	10.5	999.5	91.6	19.1
Intersegment eliminations and other [3,4]				(3.7)	9.7
	$3,098.2	$36.1	$3,134.3	$250.8	$141.0
Nine Months Ended September 30, 2019
Bedding Products	$1,724.1	$31.2	$1,755.3	$178.3	$80.5
Specialized Products	797.1	2.5	799.6	121.6	31.0
Furniture, Flooring & Textile Products	1,086.4	11.9	1,098.3	79.2	19.7
Intersegment eliminations and other [3]				(.8)	13.5
	$3,607.6	$45.6	$3,653.2	$378.3	$144.7
1 See Note 3 for revenue by product line.
2 2020 EBIT: Includes $25.4 of goodwill impairment for the Hydraulic Cylinders unit as discussed in Note 5.
3 Depreciation and Amortization: Other relates to non-operating assets (assets not included in segment assets) and is allocated to segment EBIT as discussed above.
4 2020 EBIT: Other includes a charge to write off stock associated with a prior year divestiture that filed bankruptcy in 2020.

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

	September 30, 2020	December 31, 2019
Bedding Products	$756.7	$816.9
Specialized Products	301.7	346.4
Furniture, Flooring & Textile Products	355.4	383.2
Average current liabilities included in segment numbers above	629.4	735.3
Unallocated assets [1]	2,592.4	2,662.7
Difference between average assets and period-end balance sheet	28.2	(128.1)
Total assets	$4,663.8	$4,816.4

1 Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets.

5. IMPAIRMENT CHARGES
Impairment charges (pretax) are reported in “Impairments” in the Consolidated Condensed Statements of Operations and are summarized in the following table:

	Nine Months Ended September 30,				Three Months Ended September 30,
	2020			2019	2020			2019
	Goodwill Impairment	Other Long-Lived Assets Impairments	Total Impairments	Other Long-Lived Assets Impairments	Goodwill Impairment	Other Long-Lived Assets Impairments	Total Impairments	Other Long-Lived Assets Impairments
Bedding Products	$—	$.3	$.3	$4.3	$—	$—	$—	$.8
Specialized Products	25.4	—	25.4	—	—	—	—	—
Furniture, Flooring & Textile Products	—	.2	.2	1.4	—	—	—	.6
Unallocated [1]	—	3.5	3.5	—	—	—	—	—
Total impairment charges	$25.4	$4.0	$29.4	$5.7	$—	$—	$—	$1.4
1 This is a charge to write off stock associated with a prior year divestiture that filed bankruptcy in 2020.

Goodwill Impairment Testing
We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur, or at least annually. We perform our annual goodwill impairment testing in the second quarter. The 2019 goodwill impairment testing indicated no impairments.
The 2020 goodwill impairment testing resulted in a $25.4 non-cash goodwill impairment charge in the second quarter of 2020 with respect to our Hydraulic Cylinders reporting unit, which is a part of the Specialized Products segment. Demand for hydraulic cylinders is dependent upon capital spending for material handling equipment. We began seeing some market softness in the industries served by this reporting unit in 2019, and the fair value of this reporting unit exceeded its carrying value by 29% at December 31, 2019.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

2020
Fair Value over Carrying Value divided by Carrying Value	September 30, 2020 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$96.1	2.1%	3%	9.0%
50% - 100% [2]	914.3	2.0 - 3.6	3	9.0 - 10.0
101% - 300%	246.1	1.6 - 1.7	3	8.5 - 9.5
301% - 600%	123.8	6.7	3	9.0
	$1,380.3	1.6% - 6.7%	3%	8.5% - 10.0%

2019
Fair Value over Carrying Value divided by Carrying Value	December 31, 2019 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [3]	$26.0	5.8%	3%	8.0%
50% - 100% [2]	855.9	3.8	3	8.5 - 9.5
101% - 300%	400.9	1.3 - 5.5	3	7.5 - 8.0
301% - 600%	123.5	11.1	3	8.5
	$1,406.3	1.3% - 11.1%	3%	7.5% - 9.5%
1 This category includes one reporting unit, Work Furniture, which had fair value exceeding its carrying value by 25% at September 30, 2020 as compared to 126% in 2019.
2 This category includes two reporting units for 2020 and the Bedding reporting unit for 2019.
•The fair value of our Bedding reporting unit exceeded its carrying value by 68% at September 30, 2020 as compared to 85% in 2019. This unit had $855.1 of goodwill at September 30, 2020.
•The fair value of our Aerospace reporting unit exceeded its carrying value by 51% at September 30, 2020 as compared to 139% in 2019. This unit had $59.2 of goodwill at September 30, 2020.
3 This category consisted of the Hydraulic Cylinders reporting unit which had fair value exceeding its carrying value by 29% at December 31, 2019.

Other long-lived assets
We test other long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6. EARNINGS PER SHARE (EPS)

Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Net earnings
Net earnings	$144.5	$247.0	$104.9	$99.6
(Earnings) attributable to noncontrolling interest, net of tax	(.1)	—	(.1)	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$144.4	$247.0	$104.8	$99.6

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	135.6	134.7	135.8	134.9
Dilutive effect of stock-based compensation	.2	.5	.3	.5
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	135.8	135.2	136.1	135.4

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt common shareholders	$1.06	$1.83	$.77	$.74

Diluted EPS attributable to Leggett & Platt common shareholders	$1.06	$1.83	$.77	$.74

Other information:
Anti-dilutive shares excluded from diluted EPS computation	.3	.2	.2	.2

Cash dividends declared per share	$1.20	$1.18	$.40	$.40

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Accounts and other receivables consisted of the following:

	September 30, 2020		December 31, 2019
	Current	Long-term	Current	Long-term
Trade accounts receivable [1]	$642.6	$—	$571.8	$—
Trade notes receivable	1.2	.4	1.1	.6
Total trade receivables	643.8	.4	572.9	.6
Other notes receivable [1]	—	23.0	—	23.4
Taxes receivable, including income taxes	11.3	—	15.8	—
Other receivables	9.2	—	11.7	—
Subtotal other receivables	20.5	23.0	27.5	23.4
Total trade and other receivables	664.3	23.4	600.4	24.0
Allowance for doubtful accounts:
Trade accounts receivable [1,2]	(22.0)	—	(8.4)	—
Trade notes receivable	—	—	(.1)	—
Total trade receivables	(22.0)	—	(8.5)	—
Other notes receivable [1]	—	(23.0)	—	(15.0)
Total allowance for doubtful accounts	(22.0)	(23.0)	(8.5)	(15.0)
Total net receivables	$642.3	$.4	$591.9	$9.0
1 The “Trade accounts receivable” and “Other notes receivable” line items above include $25.0 and $26.0 as of September 30, 2020 and December 31, 2019, respectively, from a customer in our Bedding Products segment who is experiencing financial difficulty and liquidity problems. This customer was placed on nonaccrual status in 2018, and became delinquent in quarterly interest payments in the first quarter of 2020. As a result, we increased and fully reserved the balances for this customer in the first quarter of 2020. The reserve for this customer was $25.0 ($23.0 for the note and $2.0 for the trade receivable) at September 30, 2020, and $16.0 ($15.0 for the note and $1.0 for the trade receivable) at December 31, 2019.
2 The impacts of the COVID-19 pandemic have adversely impacted the operations of many of our customers, which have and could further impact their ability to pay their debts to us. As a result, we increased the reserves on "Trade accounts receivable" to reflect this increased collectibility risk.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2019	Topic 326 Adjustment	Balance at January 1, 2020	Add: Charges	Less: Net Charge-offs/ (Recoveries) and Other	Balance at September 30, 2020
Trade accounts receivable	$8.4	$3.3	$11.7	$11.5	$1.2	$22.0
Trade notes receivable	.1	—	.1	(.1)	—	—
Total trade receivables	8.5	3.3	11.8	11.4	1.2	22.0
Other notes receivable	15.0	—	15.0	8.0	—	23.0
Total allowance for doubtful accounts	$23.5	$3.3	$26.8	$19.4	$1.2	$45.0

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. STOCK-BASED COMPENSATION
The following tables recap the components of stock-based and stock-related compensation for each period presented:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Stock-based retirement plans contributions [1]	$1.9	$.5	$2.6	$.5
Discounts on various stock awards:
Deferred Stock Compensation Program	1.6	—	1.6	—
Stock-based retirement plans	.9	—	.9	—
Discount Stock Plan	.7	—	.8	—
Performance Stock Unit (PSU) awards: [2]
2018 and later PSU - TSR based 2A	2.4	(.5)	2.2	1.5
2018 and later PSU - EBIT CAGR based 2B	(1.8)	(1.9)	2.7	3.1
2017 and prior PSU awards 2C	—	.1	1.3	.2
Restricted Stock Unit (RSU) awards [3]	6.1	—	1.5	—
Other, primarily non-employee directors restricted stock	.9	—	.9	—
Total stock-related compensation expense (income)	12.7	$(1.8)	14.5	$5.3
Employee contributions for above stock plans	7.9		9.4
Total stock-based compensation	$20.6		$23.9

Tax benefits on stock-based compensation expense	$3.0		$3.4
Tax benefits on stock-based compensation payments	2.2		3.5
Total tax benefits associated with stock-based compensation	$5.2		$6.9

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Stock-based retirement plans contributions [1]	$1.9	$.3	$1.1	$.2
Discounts on various stock awards:
Deferred Stock Compensation Program	.7	—	.5	—
Stock-based retirement plans	.5	—	.4	—
Discount Stock Plan	.2	—	.2	—
Performance Stock Unit (PSU) awards: [2]
2018 and later PSU - TSR based 2A	.7	1.3	.7	.8
2018 and later PSU - EBIT CAGR based 2B	.1	.5	—	.3
2017 and prior PSU awards 2C	—	—	.4	.4
Restricted Stock Unit (RSU) awards [3]	.7	—	.5	—
Other, primarily non-employee directors restricted stock	.2	—	.4	—
Total stock-related compensation expense	5.0	$2.1	4.2	$1.7
Employee contributions for above stock plans	2.7		3.2
Total stock-based compensation	$7.7		$7.4

Tax benefits on stock-based compensation expense	$1.2		$1.0
Tax benefits on stock-based compensation payments	.5		1.2
Total tax benefits associated with stock-based compensation	$1.7		$2.2

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

1 Stock-Based Retirement Plans
Participant contributions: Participants in the Executive Stock Unit Program may contribute up to 10% (depending on certain qualifications) of their compensation above the threshold. Participant contributions are credited to a diversified investment account established for the participant, and are paid out in cash upon distribution from the program.
Company contributions: The first 50% match is automatic, and a second 50% match is made if certain profitability levels are obtained. Matching contributions to the plan, including dividend equivalents, are used to acquire stock units. Stock units are converted to common stock at a 1-to-1 ratio upon distribution from the program.

2 PSU Awards
2020 Changes to the PSU and RSU awards
In November 2019, the Compensation Committee approved changes to our PSU and RSU award programs for 2020. Changes to the plans for executive officers are as follows:
•Two-thirds of the target award value—granted as PSUs based on relative TSR and EBIT CAGR over a three-year performance period.
•One-third of the target award value—granted as RSUs vesting in one-third increments over three years.

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
EBIT during the fiscal year immediately preceding the performance period. Participants will earn from 0% to 200% of the base award.
In connection with the decision to move a significant portion of the long-term incentive opportunity from a two-year to a three-year performance period by eliminating PGI awards, in February 2018, we also granted participants a one-time transition PSU award, based upon EBIT CAGR over a two-year performance period. This award was paid in the first quarter 2020. Average payout percentage of base award was 114%, and the number of shares paid was .1. The cash portion payout was $4.1.

2C 2017 and prior PSU Awards
The 2017 and prior PSU awards were based solely on relative TSR. Vesting conditions were the same as (2A) above other than the maximum payout of 175% of the base award. The 2017 PSU award was paid out in the first quarter of 2020 as presented below.

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. ACQUISITIONS
The following table contains the estimated fair values (using inputs as discussed in Note 13) of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented. Of the goodwill included in the table below, $127.3 is expected to be deductible for tax purposes.

Nine Months Ended September 30,
2019
Accounts receivable	$71.1
Inventory	60.7
Property, plant and equipment	80.7
Goodwill	559.4
Other intangible assets:
Customer relationships (15-year life)	372.3
Technology (15-year life)	173.3
Trademarks and trade names (15-year life)	65.8
Non-compete agreements and other (5-year life)	28.1
Other current and long-term assets	27.3
Current liabilities	(44.3)
Deferred income taxes	(128.5)
Other long-term liabilities	(21.6)
Net cash consideration	$1,244.3

The following table summarizes acquisitions for the periods presented.

Nine Months Ended	Number of Acquisitions	Segment	Product/Service
September 30, 2020	None

September 30, 2019	1	Bedding Products	A leader in proprietary specialized foam technology, primarily for the bedding and furniture industries
Certain of our prior years' acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as liabilities at the acquisition date. At September 30, 2020 and December 31, 2019, our current liability for these future payments was $0.0 and $9.2, respectively.  Additional consideration, including interest, paid on prior year acquisitions was $8.4 and $1.1 for the nine months ended September 30, 2020 and 2019, respectively.
2020
No businesses were acquired during the first nine months of 2020.
2019
We acquired one business during the first nine months of 2019:
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
10. INVENTORIES
The following table recaps the components of inventory for each period presented:

	September 30, 2020	December 31, 2019
Finished goods	$265.4	$308.7
Work in process	50.8	54.4
Raw materials and supplies	318.5	323.5
LIFO reserve	(49.4)	(49.9)
Total inventories, net	$585.3	$636.7

All inventories are stated at the lower of cost or net realizable value. We generally use standard costs which include materials, labor and production overhead at normal production capacity. The last-in, first-out (LIFO) method is primarily used to value our domestic steel-related inventories, largely in the Bedding Products and Furniture, Flooring & Textile Products segments. Inventories accounted for using the LIFO method typically represent approximately 40% of our inventories. Due to the sharp increase in demand that began in the latter part of the second quarter of 2020, our Bedding Products segment inventories have been much lower than historical levels, and LIFO inventories currently represent about one-third of our total inventories. For the remainder of the inventories, we principally use the first-in, first-out (FIFO) method, which is representative of our standard costs. For these inventories, the FIFO cost for the periods presented approximated expected replacement cost.
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
The following table contains the LIFO activity for each of the periods presented.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of year	$(49.9)	$(82.2)	$(47.4)	$(71.8)
LIFO (expense) benefit	—	18.0	(2.0)	7.6
Allocated to divested businesses [1]	.5	—	—	—
Balance, end of period	$(49.4)	$(64.2)	$(49.4)	$(64.2)
1 During the second quarter 2020, we divested a small operation with annual external sales of approximately $10.0. No significant gain or loss was realized on the sale of this operation.
11. EMPLOYEE BENEFIT PLANS
Employer contributions for 2020 are expected to approximate $2.0.

The following table provides interim information as to our domestic and foreign defined benefit pension plans:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Components of net pension expense
Service cost	$3.2	$3.0	$1.1	$1.0
Interest cost	5.5	6.4	1.8	2.1
Expected return on plan assets	(9.0)	(8.6)	(3.0)	(2.9)
Recognized net actuarial loss	3.0	2.2	.9	.6
Net pension expense	$2.7	$3.0	$.8	$.8

    The components of net pension expense, other than the service cost component, are included in the line item “Other (income) expense, net” in the Consolidated Condensed Statements of Operations.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2020
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, July 1, 2020	$1,214.6	$2,663.1	$539.8	$(1,871.5)	$.4	$(117.2)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	104.9	104.8	—	—	.1	—
Dividends declared (See Note 6)	(53.0)	(54.4)	1.4	—	—	—
Treasury stock purchased	(1.9)	—	—	(1.9)	—	—
Treasury stock issued	1.7	—	(4.1)	5.8	—	—
Foreign currency translation adjustments	26.0	—	—	—	—	26.0
Cash flow hedges, net of tax	3.4	—	—	—	—	3.4
Defined benefit pension plans, net of tax	.4	—	—	—	—	.4
Stock-based compensation transactions, net of tax	3.9	—	3.9	—	—	—
Ending balance, September 30, 2020	$1,300.0	$2,713.5	$541.0	$(1,867.6)	$.5	$(87.4)

	Three Months Ended September 30, 2019
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, July 1, 2019	$1,238.8	$2,656.2	$532.1	$(1,887.9)	$.6	$(62.2)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	99.6	99.6	—	—	—	—
Dividends declared (See Note 6)	(52.6)	(54.0)	1.4	—	—	—
Dividends paid to noncontrolling interest	(.2)	—	—	—	(.2)	—
Treasury stock purchased	(7.4)	—	—	(7.4)	—	—
Treasury stock issued	6.6	—	(4.5)	11.1	—	—
Foreign currency translation adjustments	(32.9)	—	—	—	—	(32.9)
Cash flow hedges, net of tax	(1.2)	—	—	—	—	(1.2)
Defined benefit pension plans, net of tax	.5	—	—	—	—	.5
Stock-based compensation transactions, net of tax	4.4	—	4.4	—	—	—
Ending balance, September 30, 2019	$1,255.6	$2,701.8	$533.4	$(1,884.2)	$.4	$(95.8)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine Months Ended September 30, 2020
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2020	$1,312.5	$2,734.5	$538.1	$(1,883.8)	$.5	$(76.8)
Effect of accounting change on prior years (Topic 326-See Note 7)	(2.5)	(2.5)	—	—	—	—
Adjusted beginning balance, January 1, 2020	1,310.0	2,732.0	538.1	(1,883.8)	.5	(76.8)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	144.5	144.4	—	—	.1	—
Dividends declared (See Note 6)	(158.8)	(162.9)	4.1	—	—	—
Treasury stock purchased	(10.5)	—	—	(10.5)	—	—
Treasury stock issued	5.6	—	(21.1)	26.7	—	—
Foreign currency translation adjustments	(13.7)	—	—	—	(.1)	(13.6)
Cash flow hedges, net of tax	.8	—	—	—	—	.8
Defined benefit pension plans, net of tax	2.2	—	—	—	—	2.2
Stock-based compensation transactions, net of tax	19.9	—	19.9	—	—	—
Ending balance, September 30, 2020	$1,300.0	$2,713.5	$541.0	$(1,867.6)	$.5	$(87.4)

	Nine Months Ended September 30, 2019
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2019	$1,157.6	$2,613.8	$529.1	$(1,908.3)	$.6	$(77.6)
Effect of accounting change on prior years (Topic 842)	.1	.1	—	—	—	—
Adjusted beginning balance, January 1, 2019	1,157.7	2,613.9	529.1	(1,908.3)	.6	(77.6)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	247.0	247.0	—	—	—	—
Dividends declared (See Note 6)	(155.0)	(159.1)	4.1	—	—	—
Dividends paid to noncontrolling interest	(.2)	—	—	—	(.2)	—
Treasury stock purchased	(19.9)	—	—	(19.9)	—	—
Treasury stock issued	23.5	—	(20.5)	44.0	—	—
Foreign currency translation adjustments	(23.1)	—	—	—	—	(23.1)
Cash flow hedges, net of tax	3.4	—	—	—	—	3.4
Defined benefit pension plans, net of tax	1.5	—	—	—	—	1.5
Stock-based compensation transactions, net of tax	20.7	—	20.7	—	—	—
Ending balance, September 30, 2019	$1,255.6	$2,701.8	$533.4	$(1,884.2)	$.4	$(95.8)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended September 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2020	$(61.1)	$(6.7)	$(49.4)	$(117.2)
Other comprehensive income (loss)	26.0	3.4	(.3)	29.1
Reclassifications, pretax [1]	—	.7	.9	1.6
Income tax effect	—	(.7)	(.2)	(.9)
Balance, September 30, 2020	$(35.1)	$(3.3)	$(49.0)	$(87.4)

Balance, July 1, 2019	$(16.7)	$(7.2)	$(38.3)	$(62.2)
Other comprehensive income (loss)	(32.9)	(3.2)	.1	(36.0)
Reclassifications, pretax [2]	—	1.9	.6	2.5
Income tax effect	—	.1	(.2)	(.1)
Balance, September 30, 2019	$(49.6)	$(8.4)	$(37.8)	$(95.8)

[1] 2020 pretax reclassifications are comprised of:
Net trade sales	$—	$(.3)	$—	$(.3)
Cost of goods sold; selling and administrative expenses	—	(.2)	—	(.2)
Interest expense	—	1.2	—	1.2
Other income (expense), net	—	—	.9	.9
Total reclassifications, pretax	$—	$.7	$.9	$1.6

[2] 2019 pretax reclassifications are comprised of:
Net trade sales	$—	$.9	$—	$.9
Cost of goods sold; selling and administrative expenses	—	(.1)	—	(.1)
Interest expense	—	1.1	—	1.1
Other income (expense), net	—	—	.6	.6
Total reclassifications, pretax	$—	$1.9	$.6	$2.5

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine Months Ended September 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$(21.5)	$(4.1)	$(51.2)	$(76.8)
Other comprehensive income (loss)	(13.7)	(.2)	(.1)	(14.0)
Reclassifications, pretax [1]	—	1.6	3.0	4.6
Income tax effect	—	(.6)	(.7)	(1.3)
Attributable to noncontrolling interest	.1	—	—	.1
Balance, September 30, 2020	$(35.1)	$(3.3)	$(49.0)	$(87.4)

Balance, January 1, 2019	$(26.5)	$(11.8)	$(39.3)	$(77.6)
Other comprehensive income (loss)	(23.1)	(1.4)	(.2)	(24.7)
Reclassifications, pretax [2]	—	6.1	2.2	8.3
Income tax effect	—	(1.3)	(.5)	(1.8)
Balance, September 30, 2019	$(49.6)	$(8.4)	$(37.8)	$(95.8)

[1] 2020 pretax reclassifications are comprised of:
Net sales	$—	$(1.1)	$—	$(1.1)
Cost of goods sold; selling and administrative expenses	—	(.7)	—	(.7)
Interest expense	—	3.4	—	3.4
Other income (expense), net	—	—	3.0	3.0
Total reclassifications, pretax	$—	$1.6	$3.0	$4.6

[2] 2019 pretax reclassifications are comprised of:
Net sales	$—	$3.3	$—	$3.3
Cost of goods sold; selling and administrative expenses	—	(.5)	—	(.5)
Interest expense	—	3.3	—	3.3
Other income (expense), net	—	—	2.2	2.2
Total reclassifications, pretax	$—	$6.1	$2.2	$8.3

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$102.5	$—	$102.5
Derivative assets [1] (Note 14)	—	2.5	—	2.5
Diversified investments associated with the Executive Stock Unit Program (ESUP) [1]	40.7	—	—	40.7
Total assets	$40.7	$105.0	$—	$145.7
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$2.1	$—	$2.1
Liabilities associated with the ESUP [1]	40.7	—	—	40.7
Total liabilities	$40.7	$2.1	$—	$42.8

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$153.7	$—	$153.7
Derivative assets [1] (Note 14)	—	4.0	—	4.0
Diversified investments associated with the ESUP [1]	41.0	—	—	41.0
Total assets	$41.0	$157.7	$—	$198.7
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$.9	$—	$.9
Liabilities associated with the ESUP [1]	40.6	—	—	40.6
Total liabilities	$40.6	$.9	$—	$41.5
1 Includes both current and long-term amounts.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 2) was approximately $135.9 greater than carrying value of $1,587.1 at September 30, 2020 and was approximately $98.6 greater than carrying value of $1,585.6 at December 31, 2019.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of September 30, 2020
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, Swiss and UK subsidiaries	Mar 2022	$124.4	$1.9	$.3	$.3	$—
Future DKK sales of Polish subsidiary	Mar 2022	16.1	—	—	.5	.1
Future EUR sales of Chinese, Swiss and UK subsidiaries	Mar 2022	32.5	—	—	.5	—
Future MXN purchases of a USD subsidiary	Mar 2022	9.4	—	.1	.4	—
Total cash flow hedges			1.9	.4	1.7	.1
Fair value hedges:
Intercompany and third-party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, USD and ZAR) in various countries (CAD, CNY, PLN and USD)	Dec 2020	45.8	—	—	.2	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Sep 2021	10.0	.2	—	—	—
EUR receivable on a HRK subsidiary	Nov 2020	19.9	—	—	.1	—
Total derivatives not designated as hedging instruments			.2	—	.1	—
Total derivatives			$2.1	$.4	$2.0	$.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2019
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, Swiss and UK subsidiaries	Sep 2021	$138.5	$1.3	$.2	$.7
Future MXN purchases of a USD subsidiary	Jun 2021	9.8	.5	.1	—
Future DKK sales of a Polish subsidiary	Jun 2021	21.1	.3	—	—
Future EUR sales of Chinese and UK subsidiaries	Jun 2021	29.9	.7	—	—
Total cash flow hedges			2.8	.3	.7
Fair value hedges:
Intercompany and third-party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, USD and ZAR) in various countries (CAD, CHF, CNY, GBP, PLN and USD)	May 2020	112.0	.8	—	.1
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Dec 2020	10.1	.1	—	—
Hedge of USD receivable on a CAD subsidiary	Jan 2020	5.0	—	—	.1
Total derivatives not designated as hedging instruments			.1	—	.1
Total derivatives			$3.7	$.3	$.9

The following table sets forth the pretax (gains) losses for our hedging activities for the years presented. This schedule includes reclassifications (including impact of underlying transactions probable of not occurring) from accumulated other comprehensive income (see Note 12) as well as derivative settlements recorded directly to income or expense.

	Caption in Consolidated Condensed Statements of Operations	Amount of (Gain) Loss Recorded in Income Nine Months Ended September 30,		Amount of (Gain) Loss Recorded in Income Three Months Ended September 30,
		2020	2019	2020	2019
Derivatives designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$3.4	$3.3	$1.2	$1.1
Currency cash flow hedges	Net trade sales	1.6	2.3	.4	.8
Currency cash flow hedges	Cost of goods sold	(.2)	(1.2)	.1	(.5)
Currency cash flow hedges	Other (income) expense, net	—	.1	—	.1
Total cash flow hedges		4.8	4.5	1.7	1.5
Fair value hedges	Other (income) expense, net	1.0	1.8	(1.5)	1.2
Derivatives not designated as hedging instruments	Other (income) expense, net	—	.3	.2	.2
Total derivative instruments		$5.8	$6.6	$.4	$2.9

15. OTHER (INCOME) EXPENSE

The components of other (income) expense from continuing operations were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Restructuring charges [1]	$7.6	$5.3	$5.1	$3.4
Currency loss (income)	.3	1.2	1.9	(.6)
Gain from diversified investments associated with Executive Stock Unit Program (See Note 8)	(1.1)	(4.8)	(2.3)	(.3)
COVID-19 government subsidies [2]	(18.4)	—	(7.0)	—
Other expense (income)	.3	(2.1)	2.1	(1.0)
	$(11.3)	$(.4)	$(.2)	$1.5
1 We incurred severance expense, primarily for permanent workforce reductions, in the third and second quarters of 2020 of $5.1 and $1.9, respectively, associated with changes in management and organizational structure in response to the effect the COVID-19 pandemic has had on the nature and focus of our operations. See Note 18 for additional information. Additionally, for the three and nine months ended September 30, 2020, we incurred $.6 and $1.6 of restructuring-related expenses associated with writedowns of inventories (reported in cost of goods sold) and long-lived asset impairments (reported in impairments) related to the wind down of the 2018 Restructuring Plan.
2 This represents government subsidies in our international locations, which do not contain material restrictions on our operations, sources of funding or otherwise. In the U.S., we are deferring our payment of employer's Social Security match into 2021 and 2022 as provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Through September 30, 2020, we have deferred $12.1, and we expect to defer $18.8 in total for 2020. Half of the amount will be paid in 2021 and half in 2022. In August 2020, an executive order was issued which also allowed for the deferral of employee social security withholding and payment during September – December 2020. We did not elect to participate in the employee deferral program.
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
We deny all allegations in the below Brazilian actions. We believe that we have valid bases to contest such actions and are vigorously defending ourselves. However, these contingencies are subject to uncertainties, and based on current known facts, we believe that it is reasonably possible (but not probable) that we may incur losses of approximately $9.8 including interest and attorney fees with respect to these assessments. Therefore, because it is not probable we will incur a loss, no accrual has been recorded for Brazilian value-added tax (VAT) matters. As of the date of this filing, we have $7.5 on deposit with the Brazilian government to partially mitigate interest and penalties that may accrue while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.
Brazilian Federal Cases. On December 22 and December 29, 2011, and December 17, 2012, the Brazilian Finance Ministry, Federal Revenue Office (Finance Ministry) issued notices of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (L&P Brazil) in the amount of $1.4 ($2.2 with updated interest), $.1 and $2.5 ($3.0 updated with

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
interest), respectively. The Finance Ministry claimed that for November 2006 and continuing through 2011, L&P Brazil used an incorrect tariff code for the collection and payment of VAT primarily on the sale of mattress innerspring units in Brazil (VAT Rate Dispute). L&P Brazil has denied the violations. On December 4, 2015 and October 18, 2018, we filed actions related to the $3.0 assessment and $2.2, respectively, in Sorocaba Federal Court. On August 17, 2020, the Sorocaba Federal Court ruled in our favor and annulled the $3.0 assessment. The Federal Treasury filed an appeal which is pending. The $.1 assessment remains pending at the second administrative level. The actions seeking to annul the entire $2.2 assessment also remain pending.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012, September 13, 2013, and September 4, 2014 from the Finance Ministry where it challenged L&P Brazil’s use of tax credits in years 2005 through 2012. Such credits are generated based upon the VAT rate used by L&P Brazil on the sale of mattress innersprings. L&P Brazil filed its defenses denying the assessments. L&P Brazil has received aggregate assessments totaling $1.8 updated with interest on these denials of tax credit matters.
On February 1, 2013, the Finance Ministry filed a Tax Collection action against L&P Brazil in the Camanducaia Judicial District Court, and also, on June 26, 2014, issued a notice of violation, alleging, in the aggregate, the untimely payment of $.5 of social security and social assistance payments for September to October 2010, 2011 and 2012. L&P Brazil argued the payments were not required to be made because of the application of tax credits generated by L&P Brazil's use of a correct VAT rate on the sale of mattress innersprings. These cases remain pending.
We have also received a small number of other assessments from the Finance Ministry on the same or related subject matter that are immaterial individually and in the aggregate.
State of São Paulo, Brazil Cases. The State of São Paulo, Brazil (SSP) on October 4, 2012, issued a Tax Assessment against L&P Brazil in the amount of $.8 for the tax years 2009 through 2011 regarding the same VAT Rate Dispute but as applicable to the sale of mattress innerspring units in the SSP (SSP VAT Rate Dispute). On June 21, 2013, the SSP converted the Tax Assessment to a tax collection action against L&P Brazil in the amount of $1.1 in Sorocaba Judicial District Court. L&P Brazil has denied all allegations. This case remains pending.
L&P Brazil also received a Notice of Tax Assessment from the SSP dated March 27, 2014 in the amount of $.5 for tax years January 2011 through August 2012 regarding the SSP VAT Rate Dispute. L&P Brazil filed its response denying the allegations, but the assessment was maintained at the administrative level. On June 9, 2016, L&P Brazil filed an action in Sorocaba State Court to annul the entire assessment. The Court ruled against L&P Brazil and the Court of Appeals upheld the unfavorable ruling. The High Court denied our appeal and L&P Brazil filed an interlocutory appeal. On November 5, 2019, SSP announced an amnesty program that provides discounts on penalties and interest on SSP assessments. We decided to move forward with the amnesty program as it relates to the $.5 assessment (updated to $.7 with interest). We expect to pay $.5 to resolve this matter using a portion of our $.7 cash deposit. Although the timing is uncertain, we expect the return of approximately $.2 consisting of cash deposit and accrued interest.
State of Minas Gerais, Brazil Cases. On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to the same VAT Rate Dispute but as applicable to the sale of mattress innerspring units in Minas Gerais from March 2008 through August 2012 in the amount of $.3. L&P Brazil filed its response denying any violation. The Minas Gerais Taxpayer's Council ruled against us, and L&P Brazil filed a Motion to Stay the Execution of the Judgment in Camanducaia Judicial District Court, which remains pending.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Accruals and Reasonably Possible Losses in Excess of Accruals
Accruals for Probable Losses
Although we deny liability in all threatened or pending litigation proceedings in which we are or may be a party and believe that we have valid bases to contest all claims threatened or made against us, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Litigation contingency accrual - Beginning of period	$.7	$1.9	$.5	$2.1
Adjustment to accruals - expense	.1	.2	—	—
Currency	(.1)	—	—	—
Cash payments	(.2)	(1.8)	—	(1.8)
Litigation contingency accrual - End of period	$.5	$.3	$.5	$.3

The above litigation contingency accrual does not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations or cash flows.
Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations or cash flows. However, based upon current known facts, as of September 30, 2020, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of the accruals noted above are estimated to be $10.6, including $9.8 for Brazilian VAT matters disclosed above and $.8 for other matters. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change, we could realize losses in excess of the recorded accruals (and in excess of the $10.6 referenced above), which could have a material negative impact on our financial condition, results of operations and cash flows.

17. DEBT AMENDMENT
We reviewed our forecasts for liquidity and future compliance with debt covenants in place early in the second quarter in light of the potential impacts of COVID-19 on our business and the uncertainties associated with the duration of the pandemic at that time. As such, effective May 6, 2020, we amended our credit facility to, among other things, change the restrictive borrowing covenants. The prior leverage ratio covenant required us to maintain, as of the last day of each quarter, a leverage ratio of consolidated funded indebtedness to trailing 12-month consolidated EBITDA (each as defined in the credit facility) of not greater than 3.50 to 1.00.

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

In addition, the amount of total secured debt limit was changed from 15% to 5% of our total consolidated assets until December 31, 2021, at which time it will revert back to the 15%. Various interest rate terms were also changed. The credit facility also contains an anti-cash hoarding provision that limits borrowing if the Company has a consolidated cash balance (as defined in the credit facility) in excess of $300.0 without planned expenditures. The maturity date of January 2024 remains unchanged. At September 30, 2020, the Company is in compliance with all of its debt covenants and expects to be able to maintain compliance with the amended debt covenant requirements.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
18. RISKS AND UNCERTAINTIES
In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. Various governments in Asia, Europe, North America, and elsewhere instituted, and may reinstitute, quarantines, shelter-in-place or stay-at-home orders, or restrictions on public gatherings as well as limitations on social interactions. These restrictions and limitations have had, and could further have, an adverse effect on the economies and financial markets of the countries where our products, or our customers’ products are sold. The resulting economic downturn has had, and could further have, an effect on the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries.

We have manufacturing facilities in the United States and 17 other countries. All of these countries have been affected by the COVID-19 pandemic. All of our facilities are open and running at this time. From time to time we have some capacity restrictions on our plants due to governmental orders in various parts of the world. We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition, or re-imposition, of restrictive measures concerning shelter-in-place or stay-at-home orders, public gatherings and human interactions, mandatory closures of retail establishments that sell our products or our customers’ products, and restrictions on the import or export of products.

The U.S. and other governments have ordered that certain non-woven fabrics used to produce ComfortCore® innersprings be prioritized to produce medical supplies, resulting in shortages of the fabrics for non-medical applications. These shortages and very strong bedding demand have caused the Company temporarily to be unable to supply full industry demand for ComfortCore®. We are engaging with customers in an effort to work through these issues. The shortages have resulted in higher pricing for non-woven fabrics. If we are unable to obtain the fabrics, or cannot pass the cost along to our customers, our results of operations may be negatively impacted. As demand has improved, we also have experienced some temporary labor shortages. We are attempting to hire additional employees and add equipment, particularly in our U.S. Spring business to meet this demand.

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

Although not directly related to the pandemic, we have experienced supply shortages with certain chemicals, which has resulted in higher pricing for the chemicals. If we are unable to obtain the chemicals, or pass the cost along to our customers, our results of operations may be negatively impacted. Also, some facilities had experienced problems delivering products to customers because of disruption in logistics necessary to import, export, or to transfer products across borders. Currently, our supply chains have been hampered by congested ports, especially on the U.S. west coast.

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
Fabric Converting
Geo Components
1 The new segment consists of the former Residential Products and Industrial Products segments, plus the Consumer Products Group (which is renamed the Adjustable Bed business unit), minus the Fabric & Flooring Products Group (which is renamed the Flooring & Textile Products Group).

2 The new segment consists of the former Furniture Products segment, plus the Fabric & Flooring Products Group (which is renamed the Flooring & Textile Products Group) minus the Consumer Products Group (which is renamed the Adjustable Bed business unit).

This segment change was retrospectively applied to all prior periods presented. Our segments are described below.
Bedding Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private-label finished mattresses for bedding brands, and adjustable bed bases. This segment is also backwardly integrated into the production and supply of specialty foam chemicals, steel rod and drawn steel wire to our own operations and to external customers. Our trade customers for wire make mechanical springs and many other end products. This segment generated 48% of our trade sales during the first nine months of 2020.
Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries. This segment contributed 20% of our trade sales in the first nine months of 2020.
Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private-label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components. This segment contributed 32% of our trade sales in the first nine months of 2020.
COVID-19 Impacts on our Business

Governments and health organizations have identified an outbreak of a respiratory illness known as COVID-19. The World Health Organization has declared the outbreak a global pandemic. The COVID-19 pandemic has had, and could further have, an adverse impact to, among other things (i) the demand for our products, and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries; (ii) our manufacturing operations' ability to remain open, or fully operate, obtain necessary raw materials and parts, maintain appropriate labor levels and ship finished products to customers; (iii) operating costs related to pay and benefits for terminated employees; (iv) the collection of trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties or insolvency; (v) impairment of goodwill and long-lived assets; and (vi) our ability to access the commercial paper market or borrow under our credit facility; all of which, in the aggregate, have had, and could further have, a material negative impact on our trade sales, earnings, liquidity, cash flow and financial condition.
While we are unable to accurately foresee these future impacts, we believe that our financial resources and liquidity levels, along with various contingency plans to reduce costs are sufficient to manage the impact currently anticipated from the COVID-19 pandemic, which will likely include reduced revenues and operating profits for the full year 2020 and lower operating cash flows.

Demand for our Products. Various governments in Asia, Europe, North America, and elsewhere have instituted, and may reinstitute, quarantines, shelter-in-place or stay-at-home orders, or restrictions on public gatherings as well as limitations on social interactions. These restrictions and limitations have had, and could further have, an adverse effect on the economies and financial markets of the countries where our products, or our customers’ products are sold. The resulting economic downturn has had, and could further have, an effect on the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries.

Trade sales in the third quarter were down 3% versus the third quarter of 2019. Following steep declines in the second quarter of 2020, we returned to year-over-year sales growth in the third quarter in ECS, U.S. and European Spring, Home Furniture, Fabric Converting and Geo Components. These business units continued to benefit from a consumer spending focus on home products. Automotive sales were roughly flat with the prior year’s quarter, while demand continued to be weak in our Aerospace and Work Furniture business units.

Impact on our Manufacturing Operations. We have manufacturing facilities in the United States and 17 other countries. All of these countries have been affected by the COVID-19 pandemic. All of our facilities are open and running at this time. From time to time we have some capacity restrictions on our plants due to governmental orders in various parts of the world. We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition, or re-imposition, of restrictive measures concerning shelter-in-place or stay-at-home orders, public gatherings and human interactions, mandatory closures of retail establishments that sell our products or our customers’ products, and restrictions on the import or export of products.
The U.S. and other governments have ordered that certain non-woven fabrics used to produce ComfortCore® innersprings be prioritized to produce medical supplies, resulting in shortages of the fabrics for non-medical applications. These shortages and very strong bedding demand have caused the Company temporarily to be unable to supply full industry demand for ComfortCore®. We are engaging with customers in an effort to work through these issues. The shortages have resulted in higher pricing for non-woven fabrics. If we are unable to obtain the fabrics, or cannot pass the cost along to our customers, our results of operations may be negatively impacted. As demand has improved, we also have experienced some temporary labor shortages. We are attempting to hire additional employees and add equipment, particularly in our U.S. Spring business to meet this demand.

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

Although not directly related to the pandemic, we have experienced supply shortages with certain chemicals, which has resulted in higher pricing for the chemicals. If we are unable to obtain the chemicals, or pass the cost along to our customers, our results of operations may be negatively impacted. Also, some facilities had experienced problems delivering products to customers because of disruption in logistics necessary to import, export, or to transfer products across borders. Currently, our supply chains have been hampered by congested ports, especially on the U.S. west coast.

To date, we have had some employees in our facilities who have tested positive for COVID-19. When this has occurred, we follow adopted procedures which include enhanced disinfecting that targets areas that have likely exposure to COVID-19. The employee is required to observe a quarantine period, monitor symptoms and follow medical guidance prior to returning to work. Contact tracing is performed to identify any other employees who had direct contact with the employee who tested positive for COVID-19. If any direct contacts are identified, those employees must also self-isolate, monitor symptoms, and follow medical guidance prior to returning to work. A significant increase in COVID-19 cases among our employees may disrupt our ability to maintain necessary labor levels and produce and deliver products to our customers if we are unable to shift production to other manufacturing facilities.

Severance Costs Related to Workforce Reductions. In connection with reduced demand for our products in certain business units, we have decreased the size of our workforce worldwide. We incurred severance costs of $5 million and $2 million in the third and second quarters of 2020, respectively, and we do not expect any additional material charges. However, if circumstances change because of lack of demand, mandatory governmental closure of our facilities or otherwise, we may incur future material separation costs.

Collection of Trade and Notes Receivables. Bankruptcy, financial difficulties or insolvency caused by the COVID-19 pandemic, or otherwise, can and has occurred with some of our customers which can impact their ability to pay their debts to us. Prior to the pandemic, we provided trade credit and other financing to some of these customers in a material amount, particularly in our Bedding Products segment. Our bad debt reserve contains uncertainties because it requires management to estimate the amount of uncollectible receivables and notes based upon the financial health and payment history of the customer, industry and macroeconomic considerations, and historical loss experience.

Some of our customers and other third parties have been adversely affected by the social and governmental restrictions and limitations related to the COVID-19 pandemic. If these parties suffer significant financial difficulty, they may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these parties. If we are unable to collect trade receivables and other notes receivables on a timely basis, this inability will require larger provisions for bad debt.

We are closely monitoring accounts receivable and collections. At September 30, 2020, the level of our accounts receivable in current status had improved and was consistent with pre-COVID-19 levels.

Impairment of Goodwill and Long-Lived Assets. A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At September 30, 2020, goodwill and other intangible assets represented $2.1 billion, or 45% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.05 billion, or 23% of total assets.
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
•Fair value for our Bedding reporting unit exceeded carrying value by 68%. Our 2019 acquisition of ECS is part of our Bedding reporting unit, and goodwill for our Bedding reporting unit was $855 million at September 30, 2020.
•Fair value for our Aerospace reporting unit exceeded carrying value by 51%. Goodwill for the Aerospace reporting unit was $59 million at September 30, 2020.
•Fair value for our Work Furniture reporting unit exceeded carrying value by 25%. Goodwill for the Work Furniture reporting unit was $96 million at September 30, 2020.

If there is a prolonged adverse economic impact from the COVID-19 pandemic, or otherwise, we may not be able to achieve projected performance levels. Although we do not believe that a triggering event has occurred, internal forecasts and industry data suggest that economic impacts of COVID-19 for the aerospace industry may be longer than previously expected during the second quarter impairment testing. We are continuing to monitor all factors impacting this industry. If actual results materially differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur future impairment charges. These non-cash charges could have a material negative impact on our earnings.

Our Ability to Borrow under our Credit Facility. The credit facility is a multi-currency credit facility maturing in January 2024 providing us the ability, from time to time subject to certain restrictive covenants and customary conditions, to borrow, repay and re-borrow up to $1.2 billion. The credit facility also provided for a one-time draw of up to $500 million under a five-year term loan facility, which we fully borrowed in January 2019 to consummate the ECS acquisition.

Because of the economic impacts of the COVID-19 pandemic on our business, effective May 6, 2020, we amended the credit facility to, among other things, change the restrictive borrowing covenants. The prior leverage ratio covenant required us to maintain, as of the last day of each quarter, a leverage ratio of consolidated funded indebtedness to trailing 12-month consolidated EBITDA (each as defined in the credit facility) of not greater than 3.50 to 1.00. The covenant was changed in two ways: (i) the calculation of the ratio now subtracts unrestricted cash (as defined in the credit facility) from consolidated funded indebtedness; and (ii) the ratio levels, calculated as of the last day of the applicable fiscal quarter, were changed to 4.75 to 1.00 for each fiscal quarter end date through March 31, 2021; 4.25 to 1.00 at June 30, 2021; 3.75 to 1.00 at September 30, 2021; and 3.25 to 1.00 at December 31, 2021 and thereafter. In addition, the amount of total secured debt limit was changed from 15% to 5% of our total consolidated assets until December 31, 2021, at which time it will revert back to the 15%. Various interest rate terms were also changed. The impact on our interest expense will depend upon our ability to access the commercial paper market, and if so, the degree of that access. The credit facility also contains an anti-cash hoarding provision that limits borrowing if the Company has a consolidated cash balance (as defined in the credit facility) in excess of $300 million without planned expenditures. At September 30, 2020, the Company is in compliance with all of its debt covenants and expects to be able to maintain compliance with the amended debt covenant requirements.

Our credit facility serves as back-up for our commercial paper program. At September 30, 2020, we had no commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month consolidated EBITDA, unrestricted cash and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month consolidated EBITDA, unrestricted cash and debt levels at September 30, 2020, our borrowing capacity under the credit facility was $1.2 billion at quarter end. However, this may not be indicative of the actual borrowing capacity going forward, which may be materially different depending on our consolidated EBITDA, unrestricted cash and debt levels at that time. Because of the adverse economic impacts of the COVID-19 pandemic, our consolidated EBITDA may decrease in future quarters.

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

Our Response to the COVID-19 Pandemic. In response to COVID-19, the Company has focused on protecting our employees and ensuring a safe work environment. Where possible, our employees are working remotely. However, most of our production employees have returned to work. We formed a cross-functional crisis response team that meets daily. We help our business leaders manage items such as responding to workplace health and safety issues and protocols, interpreting government orders and securing personal protective equipment. The team developed a comprehensive handbook to document new work procedures and changes to production necessary to facilitate proper social distancing. Our business leaders have implemented training and change management initiatives to drive and maintain new ways of operating.

In order to carefully manage cash, we reduced capital expenditures by nearly 60% to approximately $70 million for 2020 (to be used primarily for maintenance capital) and are limiting acquisition spending. We eliminated non-essential expenses and postponed major projects, of which we expect to produce approximately $100 million of fixed cost savings in 2020. The Company continues to closely control all elements of working capital.

Relief under the CARES Act and Foreign Governmental Subsidies. The Company is deferring its payment of employer's Social Security match into 2021 and 2022 as provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Through September 30, 2020, we have deferred $12 million, and we expect to defer $19 million in total for

2020. Half of the amount will be paid in 2021 and half in 2022. The Company also received $7 million and $18 million in government subsidies in our international locations for the three months and nine months ended September 30, 2020. These deferrals and subsidies are not expected to have a material impact on our short- or long-term financial condition, results of operations, liquidity or capital resources and do not contain material restrictions on our operations, sources of funding or otherwise.

Cash Dividend

Dividends have historically been the primary means by which we return cash to shareholders. Our long-term targeted dividend payout ratio has been approximately 50% of adjusted EPS (which excludes special items such as significant tax law impacts, impairment charges, restructuring-related charges and gains from sales of assets or businesses). On November 2, 2020, our Board of Directors declared a fourth quarter dividend of $.40 per share, equal to the dividend declared in the fourth quarter of 2019. At an annual dividend of $1.60 per share, this year marks the Company's 49th annual dividend increase, a record of consecutive dividend increases that only ten S&P 500 companies currently exceed.
Credit Rating Downgrade and Liquidity
Independent rating agencies evaluate our credit profile on an ongoing basis and have assigned ratings to our long-term and short-term debt. On April 21, 2020, one of three rating agencies, which had our long-term debt rating on negative outlook, lowered that rating by one notch, but changed the outlook to stable. On May 5, 2020, another rating agency lowered our long-term and short-term ratings by one notch with a stable outlook. If we are not able to access the commercial paper market, either partially or completely, we expect to borrow under our credit facility for our liquidity needs but at higher interest costs. See "Our borrowing costs and access to liquidity may be impacted by our credit ratings" under Risk Factors on page 55.
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

Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Over the past few years we have seen varying degrees of inflation and deflation in U.S. steel pricing. In 2019, steel costs decreased through most of the year. Steel costs deflated modestly through the first part of the year, but began to increase at the end of the third quarter.

As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). In 2019, although steel prices decreased through the year, a wider than usual metal margin persisted. As a result, our steel operations experienced enhanced profitability in 2019. In 2020, these metal margins began to compress, but remain wider than usual.

With the acquisition of ECS, we now have greater exposure to the cost of chemicals, including TDI, MDI, and polyol.  The cost of these chemicals has fluctuated at times, but ECS has generally passed the changes through to its customers, with a lag that varies based on customer contract terms. In 2019, ECS experienced a negative effect on trade sales due to chemical deflation. In the first half of 2020, chemicals deflated further but have been increasing in the third quarter. Our other raw materials include woven and non-woven fabrics and foam scrap. We have experienced changes in the cost of these materials and generally have been able to pass them through to our customers.

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

In March 2020, the Company, along with other domestic mattress producers and two labor unions representing workers at other mattress producers, filed antidumping petitions with the DOC and the ITC alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and a countervailing duty petition alleging manufacturers of mattresses in China were benefiting from subsidies. In May 2020, the ITC made a unanimous, affirmative preliminary determination of a reasonable likelihood of injury. In August 2020, the DOC made a preliminary determination in the countervailing investigation, assigning China a duty rate of 97.78%, and, in late October 2020, the DOC made preliminary determinations in the antidumping investigations, assigning duty rates of 2.61- 989.9%. Final determinations are expected in the first half of 2021.

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

Acquisition of Elite Comfort Solutions
On January 16, 2019, we acquired ECS for a cash purchase price of approximately $1.25 billion (the “ECS Acquisition”). ECS is a leader in specialized foam technology, primarily for the bedding and furniture industries. With 16 facilities across the United States, ECS operates a vertically-integrated model, developing many of the chemicals and additives used in foam production, producing specialty foam, and manufacturing private-label finished products. These innovative specialty foam products include finished mattresses sold through both traditional and online channels, mattress components, mattress toppers and pillows, and furniture foams. ECS has a diversified customer mix and a strong position in the high-growth compressed mattress market segment. ECS operates within the Bedding Products segment.

For information on the financing of the ECS acquisition, please see "Commercial Paper Program and Term Loan Financing" on page 45.

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

RESULTS OF OPERATIONS

Discussion of Consolidated Results

Third Quarter:

Trade Sales were $1,207.6 million in the current quarter, a 3% decrease versus the third quarter 2019. Organic sales decreased 3%, with volume down 3%. Business we exited in connection with the 2018 Restructuring Plan accounted for 1% of the decline. Raw material-related selling price decreases were offset by currency benefit and acquisitions were offset by divestitures in the quarter.
Earnings Per Share (EPS) increased to $.77 in the current quarter, versus $.74 in the third quarter of 2019, primarily from fixed cost reductions partially offset by lower trade sales volume and a change in LIFO impact.
Earnings Before Interest and Taxes (EBIT) increased 2%, to $147.3 million, primarily from fixed cost reductions partially offset by lower trade sales volume and a change in LIFO impact.

Nine Months:
Trade Sales were $3,098.2 million in the first nine months of 2020, a 14% decrease versus the same period last year. Acquisitions, net of divestitures, added 1% to sales growth in the first nine months of 2020. Organic sales decreased 15%, with volume down 14%. In the first nine months of 2020 trade sales were primarily impacted by COVID-related demand declines along with the planned lower volume in business we exited in connection with the 2018 Restructuring Plan (which reduced trade sales 2%). Raw material-related selling price decreases and negative currency impact reduced trade sales 1%.
EPS was $1.06 for the first nine months of 2020, versus $1.83 in the same period of 2019, with the decrease primarily from lower trade sales volume and a goodwill impairment charge, partially offset by fixed cost reductions.
EBIT decreased 34%, to $250.8 million, primarily from lower volume and a $25.4 million goodwill impairment charge in Hydraulic Cylinders, partially offset by fixed cost reductions.

LIFO/FIFO and the Effect of Changing Prices
The last-in, first-out (LIFO) method is primarily used to value our domestic steel-related inventories, largely in the Bedding Products and Furniture, Flooring & Textile Products segments. Inventories accounted for using the LIFO method typically represent 40% of our inventories. Due to the sharp increase in demand that began in the latter part of the second quarter of 2020, our Bedding Products segment inventories have been much lower than historical levels, and LIFO inventories currently represent about one-third of our total inventories.
In early 2020 cost deflated modestly, but rose to some degree late in the third quarter of 2020. We are currently estimating that LIFO will be neutral for the full year. The LIFO estimate incorporates certain assumptions about year-end steel prices and inventory levels. Therefore, the LIFO calculation for the full year could be materially different from that currently estimated.
The following table contains the LIFO (expense) benefit included for each of the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
LIFO (expense) benefit	$—	$18.0	$(2.0)	$7.6

Net Interest Expense and Income Taxes

2020 net interest expense was higher by $2 million for the nine months ended and not materially different than the three months ended September 30, 2019.

While the U.S. statutory federal income tax rate was 21% in both years, our worldwide effective tax rate was 17% for the third quarter of 2020, compared to 19% for the same quarter last year. In both years, our tax rate benefited from earnings in non-U.S. jurisdictions, which reduced our effective tax rate by 3% in 2020 and 1% in 2019. Conversely, our tax rate increased in both years due to foreign withholding taxes (2% in 2020 and 3% in 2019) and the tax on global intangible low-taxed income (GILTI) (2% in 2020 and 1% in 2019). In 2020, the tax rate also benefited 5% from recently issued GILTI high-tax exception regulations, while in 2019, the tax rate benefited from a 4% reduction in the accrued withholding tax on a dividend from a Chinese entity and 1% for several less significant items.

For the full year, we are anticipating an effective tax rate of approximately 23%, including the impact of discrete tax items that we expect to occur from quarter to quarter. Other factors, such as our overall profitability, the mix and level of earnings among jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits, the effect of other tax law changes, and prudent tax planning strategies, can also influence our rate.

Discussion of Segment Results

Third Quarter Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 8. All segment data has been retrospectively adjusted to reflect the change in segment structure discussed on page 32. A summary of segment results is shown in the following tables.

Trade Sales (Dollar amounts in millions)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Change in Trade Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$589.8	$601.4	$(11.6)	(1.9)%	(1.3)%
Specialized Products	242.9	267.2	(24.3)	(9.1)	(9.1)
Furniture, Flooring and Textile Products	374.9	370.7	4.2	1.1	(2.2)
Total	$1,207.6	$1,239.3	$(31.7)	(2.6)%	(3.3)%

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Bedding Products	$73.6	$70.7	$2.9	4.1%	12.5%	11.8%
Specialized Products	32.7	44.4	(11.7)	(26.4)	13.5	16.6
Furniture, Flooring and Textile Products	41.7	29.3	12.4	42.3	11.1	7.9
Intersegment eliminations & other	(.7)	(.3)	(.4)
Total	$147.3	$144.1	$3.2	2.2%	12.2%	11.6%

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Depreciation and Amortization (Dollar amounts in millions)
Bedding Products	$26.6	$27.5
Specialized Products	10.7	10.4
Furniture, Flooring & Textile Products	6.3	6.4
Unallocated	3.4	4.1
Total	$47.0	$48.4

1 This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the segment discussions below in Bedding Products and Furniture, Flooring & Textile Products for a reconciliation of the change in total segment trade sales to organic sales.

Bedding Products
Trade sales decreased $12 million, or 2%. Organic sales were down 1% as trade sales volume decreased 1%, with growth in Specialty Foam, U.S. Spring and European Spring more than offset by lower volume in Adjustable Bed and the closure of a Drawn Wire facility. Divestiture of a small operation in our former Fashion Bed business reduced trade sales 1%.
    EBIT increased $3 million, primarily from fixed cost reductions partially offset by change in LIFO impact, lower metal margin in our rod mill and higher freight costs.
    Specialized Products
Trade sales decreased $24 million, or 9%. Volume was down 10%, primarily from COVID-related demand declines in Aerospace and Hydraulic Cylinders. Currency benefit increased trade sales 1%.
EBIT decreased $12 million, primarily from lower volume and restructuring charges incurred from pandemic-related cost reductions partially offset by fixed cost reductions.

Furniture, Flooring & Textile Products
Trade sales increased $4 million, or 1%. Organic sales were down 2%. A small Geo Components acquisition completed in December 2019 added 3% to trade sales. Volume decreased 2%, with growth in Fabric Converting, Geo Components and Home Furniture more than offset by COVID-related demand declines in Work Furniture and Flooring Products' hospitality business.
EBIT increased $12 million, primarily from fixed cost reductions, lower raw material costs and favorable product mix.

Nine Month Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 8. All segment data has been retrospectively adjusted to reflect the change in segment structure discussed on page 32. A summary of segment results is shown in the following tables.

Trade Sales (Dollar amounts in millions)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Change in Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$1,491.0	$1,724.1	$(233.1)	(13.5)%	(14.6)%
Specialized Products	618.2	797.1	(178.9)	(22.4)	(22.4)
Furniture, Flooring & Textile Products	989.0	1,086.4	(97.4)	(9.0)	(11.6)
Total	$3,098.2	$3,607.6	$(509.4)	(14.1)%	(15.4)%

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Bedding Products	$122.2	$178.3	$(56.1)	(31.5)%	8.2%	10.3%
Specialized Products	40.7	121.6	(80.9)	(66.5)	6.6	15.3
Furniture, Flooring & Textile Products	91.6	79.2	12.4	15.7	9.3	7.3
Intersegment eliminations & other	(3.7)	(.8)	(2.9)
Total	$250.8	$378.3	$(127.5)	(33.7)%	8.1%	10.5%

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Depreciation and Amortization (Dollar amounts in millions)
Bedding Products	$79.7	$80.5
Specialized Products	32.5	31.0
Furniture, Flooring & Textile Products	19.1	19.7
Unallocated	9.7	13.5
Total	$141.0	$144.7

1 This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the segment discussions below in Bedding Products and Furniture, Flooring & Textile Products for a reconciliation of the change in total segment trade sales to organic sales.

Bedding Products
    Trade sales decreased $233 million, or 14%. Organic sales were down 15%. Volume decreased 12%, with raw material-related selling price decreases of 2% and a negative currency impact of 1%. Acquisitions, net of divestitures, added 1% to trade sales.
    EBIT decreased $56 million, primarily from COVID-related demand declines and lower metal margin in our rod mill, partially offset by fixed cost reductions.

    Specialized Products
Trade sales decreased $179 million, or 22%. Organic sales were down 22%, with volume down 22%.
EBIT decreased $81 million, primarily from COVID-related demand declines and a $25 million goodwill impairment charge in Hydraulic Cylinders, partially offset by fixed cost reductions.
Furniture, Flooring & Textile Products
Trade sales decreased $97 million, or 9%. Organic sales were down 12% and volume was down 11%, with raw material-related selling price decreases and a negative currency impact of 1%. A small Geo Components acquisition completed in December 2019 added 3% to trade sales.
EBIT increased $12 million, with COVID-related demand declines more than offset by fixed cost reductions and lower raw material costs.

LIQUIDITY AND CAPITALIZATION

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the nine months ended September 30, 2020 was $383.8 million, down $32.8 million from the same period last year, primarily reflecting lower earnings partially offset by working capital improvement from low inventory levels, strong collections and normalized payables.
We closely monitor our working capital levels and ended the quarter with adjusted working capital at 8.7% of annualized trade sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed on page 46, slightly more than half of these funds are held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Amounts in millions)	September 30, 2020	December 31, 2019
Current assets	$1,518.3	$1,538.1
Current liabilities	947.4	928.1
Working capital	570.9	610.0
Cash and cash equivalents	245.0	247.6
Current debt maturities and current portion of operating lease liabilities	93.0	90.4
Adjusted working capital	$418.9	$452.8
Annualized trade sales [1]	$4,830.4	$4,579.6
Working capital as a percent of annualized trade sales	11.8%	13.3%
Adjusted working capital as a percent of annualized trade sales	8.7%	9.9%
1 Annualized trade sales equal third quarter 2020 trade sales of $1,207.6 million and fourth quarter 2019 trade sales of $1,144.9 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	September 30, 2020	December 31, 2019	September 30, 2019		September 30, 2020	December 31, 2019	September 30, 2019
Trade Receivables	$621.8	$564.4	$655.6	DSO [1]	47	43	49

Inventories	$585.3	$636.7	$635.8	DIO [2]	57	63	61

Accounts Payable	$494.1	$463.4	$467.3	DPO [3]	48	46	45

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

Trade Receivables - Our trade receivables increased at September 30, 2020 compared to year end and decreased compared to September 30, 2019. Our DSO decreased compared to the third quarter 2019, primarily related to decreased sales as a result of COVID-19, focused collection efforts, and the increased fourth quarter 2019 utilization of receivable sales programs. We are closely monitoring accounts receivable and collections. We recognized $20 million in bad debt expense in the first quarter partially due to COVID-19 impacts on our customers and risk across our account portfolio; approximately half was associated with a Bedding customer that had been experiencing financial difficulties and liquidity problems. At September 30, 2020, the level of our accounts receivable in current status had improved and was consistent with pre-COVID-19 levels. We monitor all accounts for possible loss. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based upon the facts and circumstances for each individual customer.

Inventories - Our inventories decreased as compared to both year end and September 30, 2019. Our DIO also decreased considerably during the third quarter 2020. As a result of the sharp increase in demand that began in the latter part of the second quarter of 2020, coupled with the supply constraints for fabric and chemicals, our inventories have been much lower than historical levels, particularly in the Bedding Products segment. We are taking steps to carefully control inventory levels as demand improves. We believe we have established adequate reserves for any slower-moving or obsolete inventories. We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. Our reserve balances as a percentage of period-end inventory were consistent with our historical average.

Accounts Payable - Accounts payable increased compared to both year end and September 30, 2019. Our DPO also increased slightly during the third quarter 2020. Our payment terms did not change meaningfully since year end, as we chose to keep our commitment to our vendors by paying on time and did not request an extension of terms. We continue to look for ways to optimize payment terms through our significant purchasing power and also utilize third-party services that allow flexible payment options to enhance our DPO.

Accounts Receivable and Accounts Payable Programs

We have participated in certain accounts receivable sales programs to some degree the last few years. We had approximately $45 million and $40 million of trade receivables that were sold and removed from our Consolidated Condensed Balance Sheet at September 30, 2020 and December 31, 2019. These sales reduced our quarterly DSO by roughly 3 days, and increased year-to-date operating cash flow by approximately $5 million and $25 million, each at September 30, 2020 and December 31, 2019, respectively.

We also have historically looked for ways to optimize payment terms through utilizing third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating more favorable payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. As such, there is no direct impact on our DPO, accounts payable, operating cash flows or liquidity. The accounts payable, which remain on our Consolidated Condensed Balance Sheets, settled through the third-party programs were roughly $70 million and $55 million at September 30, 2020 and December 31, 2019, respectively.

While we utilize the above items as tools in our cash flow management, and offer them as options to facilitate customer and vendor operating cycles, if there were to be a cessation of these programs, we do not expect it would materially impact our operating cash flows or liquidity.

Uses of Cash
Finance Capital Requirements
In order to carefully manage cash, we reduced capital expenditures by nearly 60% to approximately $70 million for 2020 (to be used primarily for maintenance capital) and are limiting acquisition spending. We eliminated non-essential expenses and postponed major projects, of which we expect to produce nearly $100 million of fixed cost savings in 2020. The Company continues to closely control all elements of working capital.
In the first quarter of 2019, we acquired ECS, a leader in the production of proprietary specialized foam used primarily for the bedding and furniture industries, for total consideration of approximately $1.25 billion. Additional details about acquisitions are discussed on page 38 and in Note 9 on page 19 to the Consolidated Condensed Financial Statements.
Pay Dividends
Dividends are one of the primary means by which we return cash to shareholders. In August, we declared a quarterly dividend of $.40 per share, equal to the dividend declared in the third quarter of 2019.
Our long-term targeted dividend payout ratio is approximately 50% of adjusted EPS (which excludes special items such as significant tax law impacts, impairment charges, restructuring-related charges, divestiture gains, litigation accruals and settlement proceeds). For more information about the payment of dividends, please see “Cash Dividend” on page 36.
On November 2, 2020, our Board of Directors declared a fourth quarter dividend of $.40 per share, equal to the dividend declared in the fourth quarter of 2019. At an annual dividend of $1.60 per share, this year marks the Company's 49th annual dividend increase, a record of consecutive dividend increases that only ten S&P 500 companies currently exceed. Continuing our long track record of increasing the dividend remains a high priority.
Repurchase Stock
Our long-term priorities for uses of cash remain: fund organic growth, pay dividends, fund strategic acquisitions, and repurchase stock with available cash. With the increase in leverage from our acquisition of ECS, as previously discussed, we are prioritizing debt repayment after funding necessary expenditures and dividends, and as a result, are temporarily limiting share repurchases and acquisitions. We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable.

Capitalization
The following table presents our key debt and capitalization statistics:

(Dollar amounts in millions)	September 30, 2020	December 31, 2019

Total debt excluding revolving credit/commercial paper	$1,960.2	$2,056.1
Less: Current maturities of long-term debt	51.1	51.1
Scheduled maturities of long-term debt	1,909.1	2,005.0
Average interest rates [1]	3.7%	3.6%
Average maturities in years [1]	5.5	6.0
Revolving credit/commercial paper [2]	—	61.5
Average interest rate on period-end balance outstanding	—%	2.0%
Average interest rate during the period (three months)	.4%	2.6%
Total long-term debt	1,909.1	2,066.5
Deferred income taxes and other liabilities	507.3	509.3
Shareholders’ equity and noncontrolling interest	1,300.0	1,312.5
Total capitalization	$3,716.4	$3,888.3
Unused committed credit:
Long-term	$1,200.0	$1,138.5
Short-term	—	—
Total unused committed credit [2]	$1,200.0	$1,138.5
Current maturities of long-term debt	$51.1	$51.1
Cash and cash equivalents	$245.0	$247.6

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year end 2019 and at the end of the third quarter of 2020, had a total authorized program amount of $1,200. However, our borrowing capacity may be limited by covenants to our credit facility.

Commercial Paper Program and Term Loan Financing
In January 2019, we expanded the borrowing capacity under our credit facility from $800 million to $1.2 billion, extended the term to January 2024 and correspondingly increased permitted borrowings under our commercial paper program primarily to finance the ECS Acquisition. The ECS Acquisition was financed through the issuance of approximately $750 million of commercial paper (of which roughly $500 million was subsequently refinanced through the public issuance of 10-year 4.4% notes due 2029) and the issuance of a $500 million five-year Term Loan A with our current bank group which requires us to pay principal in the amount of $12.5 million each quarter and to pay the remaining principal at maturity. As of September 30, 2020, we had repaid $135 million, including a $60 million prepayment of a portion of the Term Loan A in the third quarter of 2020. The credit facility allows us to issue letters of credit totaling up to $125 million. When we issue letters of credit under the facility, we reduce our available credit and commercial paper capacity by a corresponding amount. We may borrow funds in advance of expected outflows to provide additional flexibility during the COVID-19 disruption. Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	September 30, 2020	December 31, 2019
Total authorized program	$1,200.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	—	61.5
Letters of credit issued under the credit agreement	—	—
Total program usage	—	61.5
Total program available	$1,200.0	$1,138.5

The average and maximum amounts of commercial paper outstanding during the third quarter of 2020 were $53.6 million and $131.0 million, respectively. At quarter-end, we had no letters of credit outstanding under the credit facility, but we had issued $41.8 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long-term, and subject to our capital needs, market conditions, alternative capital market opportunities, and our ability to continue to access the commercial paper market, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper notes. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit facility maturing in 2024 discussed above.
With cash on hand, operating cash flow, our commercial paper program and/or our credit facility, and our ability to obtain debt financing, we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations.

Our credit facility was amended effective May 6, 2020 and contains revised restrictive covenants. The revised covenants limit: a) as of the last day of each fiscal quarter, the leverage ratio of consolidated funded indebtedness (minus unrestricted cash) to trailing 12-month consolidated EBITDA (each as defined in the credit facility) must not exceed 4.75 to 1.00 for each fiscal quarter end date through March 31, 2021; 4.25 to 1.00 at June 30, 2021; 3.75 to 1.00 at September 30, 2021; and 3.25 to 1.00 at December 31, 2021 and thereafter; b) the amount of total secured debt to 5% of our total consolidated assets until December 31, 2021, at which time it will revert to 15% of our total consolidated assets; and c) our ability to sell, lease, transfer, or dispose of all or substantially all of total consolidated assets. Various interest rate terms were also changed. The impact on our interest expense will depend upon our ability to access the commercial paper market, and if so, the degree of that access. The amendment also added an anti-cash hoarding provision that limits borrowing if the Company has a consolidated cash balance (as defined in the credit facility) in excess of $300 million without planned expenditures. We were comfortably in compliance with our covenants at the end of the third quarter 2020, and had access to the full $1.2 billion borrowing capacity under the credit agreement. For more information about the restrictive covenants in our credit facility, see "Our Ability to Borrow under our Credit Facility" on page 35.

Accessibility of Cash
At September 30, 2020, we had cash and cash equivalents of $245 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Slightly more than half of these funds are held in the international accounts of our foreign operations. During the first nine months of 2020, we brought back $152 million of foreign cash. We currently expect to bring back approximately $20 million of additional foreign cash before year-end.

If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $15 million. Due to capital requirements in various jurisdictions, $12 million of this cash is currently inaccessible for repatriation.

CONTRACTUAL OBLIGATIONS

Our contractual obligations table presented on page 47 in our Form 10-K filed February 20, 2020, had a material change outside the ordinary course of business in the first quarter 2020 due to an increase of $360 million in our commercial paper borrowing to provide additional flexibility during the COVID-19 disruption. Reference is made to the updated disclosure regarding our contractual obligations on page 44 of our Form 10-Q filed May 8, 2020. As reported on page 48 of our Form 10-Q filed August 6, 2020, our total long-term debt decreased by $332 million primarily due to the reduction of commercial paper borrowings. Since that disclosure, which was as of June 30, 2020, our total long-term debt, at September 30, 2020, has decreased by $174 million primarily due to the reduction of commercial paper borrowings.

CONTINGENCIES

For contingencies related to the impact of the COVID-19 pandemic on our business, please see “COVID-19 Impacts on our Business” on page 32.

Potential Sale of Real Estate

Although the potential sale is subject to significant conditions that may change the timing, the amount and whether the sale is completed at all, we have agreed to sell certain real estate associated with prior years' restructuring activities in the Bedding Products segment. If the sale is completed, we expect to realize a gain of up to approximately $25 million to $30 million on this transaction in the next 12 months.

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
Although we have not experienced any material cybersecurity incidents, we have enhanced our cybersecurity protection efforts over the last few years. However, because of risk due to the COVID-19 pandemic regarding increased remote access, remote work conditions and associated strain on employees, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure of confidential information. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, reputational damage, damage to our competitiveness and negative impact on stock price and long-term shareholder value.

Litigation

Accrual for Litigation Contingencies and Reasonably Possible Losses in Excess of Accruals

We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows. We deny liability in all currently threatened or pending litigation proceedings and believe we have valid bases to contest all claims made against us. At September 30, 2020, our litigation contingency accrual was immaterial (which does not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not recorded) losses in excess of accruals for litigation contingencies are estimated to be $11 million, including $10 million for Brazilian VAT matters and $1 million for other matters. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals (and in excess of the $11 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our litigation contingencies, see Note 16 “Contingencies” on page 28 of the Notes to Consolidated Condensed Financial Statements.

ACCOUNTING STANDARDS UPDATES
The FASB has issued accounting guidance effective for the current and future periods. See Note 2 to the Consolidated Condensed Financial Statements on page 6 for a more complete discussion.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $136 million greater than carrying value at September 30, 2020 and approximately $99 million greater than carrying value at December 31, 2019. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of September 30, 2020 and December 31, 2019, respectively, for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing our interest costs for our notes. The fair value of variable rate debt is not significantly different from its recorded amount.

Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $859 million at September 30, 2020, compared to $979 million at December 31, 2019.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: the profitable growth and operating performance of the Company; projections of Company revenue, income, earnings, capital expenditures, dividends, capital structure, cash from operations, cash repatriation, restructuring-related costs, tax impacts or other financial items, effective tax rate; maintenance of indebtedness under the commercial paper program; litigation exposure; LIFO reserve; our ability to deleverage; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance, possible goodwill or other asset impairment; access to liquidity; compliance with the amended debt covenant requirements; amount of fixed cost savings; raw material availability and pricing; supply chain disruptions; temporary labor shortages; employee termination costs; and the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” “project,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.
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
Readers should review Item 1A Risk Factors in our Form 10-K, filed February 20, 2020 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect our future operations or our performance, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

•the ongoing adverse impact on our trade sales, earnings, liquidity, cash flow and financial condition caused by the COVID-19 pandemic which has and could continue to negatively impact, among other things (i) the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries; (ii) our manufacturing facilities’ ability to remain open, or to re-open if closed (either from the lack of demand or mandatory governmental closure), obtain necessary raw materials and parts, maintain appropriate labor levels and ship finished products to customers; (iii) operating costs related to pay and benefits for our terminated employees; (iv) our ability to collect trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties or insolvency; (v) impairment of goodwill and long-lived assets; (vi) restructuring and related costs; and (vii) our ability to access the commercial paper market or borrow under our revolving credit facility, including our inability to comply with the restrictive covenants in our credit facility that may limit our operational flexibility and our ability to pay our debt when it comes due;
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
•factors that could impact raw materials and other costs, including the availability and pricing of steel scrap and rod, chemicals, non-woven fabrics and other raw materials, the availability of labor, wage rates and energy costs;
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
•risks related to operating in foreign countries, including, without limitation, credit risks, ability to enforce intellectual property rights, currency exchange rate fluctuations, increased customs and shipping rates, inconsistent interpretation and enforcement of foreign laws;
•risks relating to the United Kingdom’s referendum, which calls for its exit from the European Union (commonly known as “Brexit”);
•the amount and timing of share repurchases;
•our ability to realize gain from the sale of real estate;
•our ability to comply with privacy and data protection regulations;
•our ability to comply with climate change laws and regulations;
•our ability to comply with environmental, social and governance responsibilities; and
•litigation accruals related to various contingencies including antitrust, intellectual property, product liability and warranty, taxation, environmental and workers’ compensation expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of September 30, 2020 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of September 30, 2020, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information in Note 16 beginning on page 28 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. For a more complete description of all legal proceedings, reference is made to Footnote U in the Notes to Consolidated Financial Statements in our Form 10-K filed February 20, 2020, Note 15 in the Notes to Consolidated Condensed Financial Statements in our Form 10-Q filed May 8, 2020, and Note 16 in the Notes to Consolidated Financial Statements in our Form 10-Q filed August 6, 2020.

On March 31, 2020, the Company, along with six other domestic mattress producers, Brooklyn Bedding, Corsicana Mattress Company, Elite Comfort Solutions (a Leggett subsidiary), FXI, Inc., Innocor, Inc., and Kolcraft Enterprises, Inc., and two unions, the International Brotherhood of Teamsters and United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and manufacturers of mattresses in China were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries. On May 14, 2020, the ITC made a unanimous, affirmative preliminary determination of a reasonable likelihood of injury. On August 28, 2020, DOC made a preliminary determination on Chinese subsidies, assigning a duty rate of 97.78%. On October 28, 2020, DOC made a preliminary determination on dumping, assigning duty rates on imports from Cambodia (252.74%), Indonesia (2.61%), Malaysia (42.92%), Serbia (13.65%), Thailand (572.56-763.28%), Turkey (20.03%), and Vietnam (190.79-989.9%). Final determinations are expected in the first half of 2021.

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

OPERATIONAL RISK FACTORS

The COVID-19 pandemic has had, and could further have, an adverse impact to (i) our manufacturing operations' ability to remain open, or to re-open if closed, (ii) obtain necessary raw materials and parts, maintain appropriate labor levels and ship finished products to customers; and (iii) our operating costs related to pay and benefits for terminated employees; all of which, in the aggregate, have had, and could further have, a material negative impact on our trade sales, earnings, liquidity, cash flow, financial condition, and our stock price.

We have manufacturing facilities in the United States and 17 other countries. All of these countries have been affected by the COVID-19 pandemic. All of our facilities are open and running at this time. From time to time we have some capacity restrictions on our plants due to governmental orders in various parts of the world. We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition, or re-imposition, of restrictive measures concerning shelter-in-place or stay-at-home orders, public gatherings and human interactions, mandatory closures of retail establishments that sell our products or our customers’ products, and restrictions on the import or export of products.
The U.S. and other governments have ordered that certain non-woven fabrics used to produce ComfortCore® innersprings be prioritized to produce medical supplies, resulting in shortages of the fabrics for non-medical applications. These shortages and very strong bedding demand have caused the Company temporarily to be unable to supply full industry demand for ComfortCore®. We are engaging with customers in an effort to work through these issues. The shortages have resulted in higher pricing for non-woven fabrics. If we are unable to obtain the fabrics, or cannot pass the cost along to our customers, our results of operations may be negatively impacted. As demand has improved, we also have experienced some temporary labor shortages. We are attempting to hire additional employees and add equipment, particularly in our U.S. Spring business to meet this demand.

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

Although not directly related to the pandemic, we have experienced supply shortages with certain chemicals, which has resulted in higher pricing for the chemicals. If we are unable to obtain the chemicals, or pass the cost along to our customers, our results of operations may be negatively impacted. Also, some facilities had experienced problems delivering products to customers because of disruption in logistics necessary to import, export, or to transfer products across borders. Currently, our supply chains have been hampered by congested ports, especially on the U.S. west coast.

To date, we have had some employees in our facilities who have tested positive for COVID-19. When this has occurred, we follow adopted procedures which include enhanced disinfecting that targets areas that have likely exposure to COVID-19. The employee is required to observe a quarantine period, monitor symptoms and follow medical guidance prior to returning to work. Contact tracing is performed to identify any other employees who had direct contact with the employee who tested positive for COVID-19. If any direct contacts are identified, those employees must also self-isolate, monitor symptoms, and follow medical guidance prior to returning to work. A significant increase in COVID-19 cases among our employees may disrupt our ability to maintain necessary labor levels and produce and deliver products to our customers if we are unable to shift production to other manufacturing facilities.

In connection with reduced demand for our products in certain business units, we have decreased the size of our workforce worldwide. We incurred severance costs of $5 million and $2 million in the third and second quarters of 2020, respectively, and we do not expect any additional material charges. However, if circumstances change because of lack of demand, mandatory governmental closure of our facilities or otherwise, we may incur future material separation costs.

Business disruptions to our steel rod mill, if coupled with an inability to purchase an adequate and/or timely supply of quality steel rod from alternative sources, could have a material negative impact on our Bedding Products segment and Company results of operations.

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

FINANCIAL RISK FACTORS

The COVID-19 pandemic has had, and could further have, an adverse impact to the collection of trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties or insolvency.

Bankruptcy, financial difficulties or insolvency caused by the COVID-19 pandemic, or otherwise, can and has occurred with some of our customers which can impact their ability to pay their debts to us. Prior to the pandemic, we provided trade credit and other financing to some of these customers in a material amount. As of September 30, 2020, we had a $25 million allowance for doubtful accounts reserve associated with a customer in our Bedding Products segment who is experiencing financial difficulty and liquidity problems. This customer was placed on nonaccrual status in 2018 and became delinquent in quarterly interest payments in the first quarter of 2020.

In addition to the customer referenced above, many of our customers and other third parties have been adversely affected by the social and governmental restrictions and limitations related to the COVID-19 pandemic. As such, we increased our allowance for doubtful accounts by $20 million in the first quarter of 2020, including $10 million for the customer referenced above. We had modest activity in the second and third quarters, and our bad debt expense for the nine months ended

September 30, 2020 was $19 million. If these parties suffer significant financial difficulty, they may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these parties. If we are unable to collect trade receivables and other notes receivables on a timely basis, this inability will require additional provisions for bad debt and result in a negative impact on our earnings, liquidity, cash flow and financial condition.

Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At September 30, 2020, goodwill and other intangible assets represented $2.1 billion, or 45% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.05 billion, or 23% of total assets.

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

The 2020 goodwill impairment testing resulted in a $25 million non-cash goodwill impairment charge in the second quarter of 2020 with respect to our Hydraulic Cylinders reporting unit, which is a part of the Specialized Products segment. Demand for hydraulic cylinders is dependent upon capital spending for material handling equipment.

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
•Fair value for our Bedding reporting unit exceeded carrying value by 68%. Our 2019 acquisition of ECS is part of our Bedding reporting unit, and goodwill for our Bedding reporting unit was $855 million at September 30, 2020.
•Fair value for our Aerospace reporting unit exceeded carrying value by 51%. Goodwill for the Aerospace reporting unit was $59 million at September 30, 2020.
•Fair value for our Work Furniture reporting unit exceeded carrying value by 25%. Goodwill for the Work Furniture reporting unit was $96 million at September 30, 2020.

If there is a prolonged adverse economic impact from the COVID-19 pandemic, or otherwise, we may not be able to achieve projected performance levels. Although we do not believe that a triggering event has occurred, internal forecasts and industry data suggest that economic impacts of COVID-19 for the aerospace industry may be longer than previously expected during the second quarter impairment testing. We are continuing to monitor all factors impacting this industry. If actual results materially differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur future impairment charges. These non-cash charges could have a material negative impact on our earnings.

For more information regarding potential goodwill and other long-lived asset impairment, please refer to Note 5 Impairment Charges on page 11 of the Notes to Consolidated Condensed Financial Statements.

The COVID-19 pandemic has had, and could further have, an adverse impact to our ability to access the commercial paper market or borrow under our credit facility, including our inability to comply with the restrictive covenants in our credit facility.

The COVID-19 pandemic has had and could further have an adverse impact on our liquidity. Our inability to issue commercial paper in appropriate amounts and tenor, for cash management purposes, could cause us to borrow under our revolving credit facility which serves as support for our commercial paper program. If this were to happen, we would incur higher interest costs.

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

Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. As of September 30, 2020, we had $132 million of deferred tax assets ($147 million less a $15 million valuation allowance). After netting of deferred tax liabilities, the net amount presented within Sundry assets on our consolidated condensed balance sheet is $11 million. It is possible the amount and source of our taxable income could materially change in the future. Particularly, our mix of earnings by taxing jurisdiction may materially change in that we may have more or less taxable income generated in North America, Europe or Asia as compared to prior years. This change may impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.

MARKET RISK FACTORS

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

As a producer of steel rod, we are also impacted by volatility in metal margins (the difference between the cost of steel scrap and the market price for steel rod). If market conditions cause scrap costs and rod pricing to change at different rates (both in terms of timing and amount), metal margins could be compressed, and this would negatively impact our results of operations.

With the acquisition of ECS, we now have greater exposure to the cost of chemicals, including TDI, MDI, and polyol. Our other raw materials include woven and non-woven fabrics and foam scrap. At times, these chemicals and other raw materials are subject to significant fluctuation and may negatively impact our profit margins and earnings. We have experienced a shortage of non-woven fabrics and chemicals, and these shortages have resulted in higher pricing. If we are unable to obtain an adequate supply of the fabrics and chemicals, or cannot purchase them at economically feasible prices and pass the additional cost along to our customers, either the shortages or increased costs may negatively impact our results of operations.

Higher raw material costs could lead some of our customers to modify their product designs, changing the quantity and mix of our components in their finished goods and replacing higher cost components with lower cost components. If this were to occur, it could negatively impact our results of operations.

Unfair competition could adversely affect our market share, sales, profit margins and earnings.

We produce innersprings for mattresses that are sold to bedding manufacturers. We produce steel wire rod for consumption by our wire mills (primarily to produce innersprings) and to sell to third parties. We also produce and sell finished mattresses.

Since 2009, there have been antidumping duties on the import of innersprings from China, South Africa and Vietnam imposed by the Department of Commerce (DOC) and International Trade Commission (ITC) extending through 2024. The DOC and ITC have also imposed antidumping duties and countervailing duties on imports of steel wire rod from various countries, including China. These duties will expire, unless extended, at different times ranging from 2022 to 2025. Also, antidumping duties have been imposed by the DOC and ITC on the import of finished mattresses from China through 2024. If the existing antidumping and countervailing duties are not extended beyond their current terms and dumping and/or subsidization recurs, or manufacturers in the subject countries circumvent the existing duties through transshipment in other jurisdictions or otherwise, our market share, sales, profit margins and earnings could be adversely affected.

Our borrowing costs and access to liquidity may be impacted by our credit ratings.

Independent rating agencies evaluate our credit profile on an ongoing basis and have assigned ratings for our long-term and short-term debt. On April 21, 2020, one of three rating agencies, which had our long-term debt rating on negative outlook, lowered that rating by one notch, but changed the outlook to stable. On May 5, 2020, another rating agency lowered our long-term and short-term ratings by one notch with a stable outlook. If we are not able to access the commercial paper market, either partially or completely, we expect to borrow under our credit facility for our liquidity needs but at higher interest costs. Because of the economic impact of the COVID-19 pandemic, our credit ratings could decline further. If this were to occur, our borrowing costs could increase materially, and our access to sources of liquidity, including the commercial paper market, may be adversely affected.

TECHNOLOGY AND CYBERSECURITY RISK FACTORS

Technology failures or cybersecurity breaches could have a material adverse effect on our operations.

As a manufacturer with 140 production facilities in 18 different countries, primarily in North America, Europe and Asia, we rely on several on-premise and cloud based computerized systems and networks to obtain, secure, process, analyze and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our production facilities. We receive, process, manufacture, and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. We also have risk associated with the network connectivity and systems for consolidated reporting. Technology failures or security breaches of a new or existing infrastructure could impede normal operations, create system disruptions or unauthorized disclosure of confidential information.

We have a formal process in place for both incident response and cybersecurity continuous improvement that includes a cross functional Cybersecurity Oversight Committee. Members of the Cybersecurity Oversight Committee update the Board of Directors quarterly on cyber activity, with procedures in place for interim reporting if necessary.

Although we have not experienced any material technology failures or cybersecurity breaches, we have enhanced our cybersecurity protection efforts over the last few years. Because of risk due to the COVID-19 pandemic regarding increased remote access, remote work conditions and associated strain on employees, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure of confidential information. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems. We could still experience material technology failures or cybersecurity breaches. If this occurs, our operations could be disrupted, or we may suffer financial loss because of lost or misappropriated information. Also, we may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, reputational damages, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value. We cannot be certain that advances in criminal capabilities will not compromise our technology protecting information systems. If these systems are interrupted or damaged by these events or fail for any extended period of time, then our results of operations could be adversely affected.

TRADE RISK FACTORS

Tariffs by the United States government could result in materially lower margins, lost sales, and an overall adverse effect on our results of operations.

While we frequently manufacture products where our customers are located, we do, in some cases, import and export various raw materials, components, or finished goods, across several business units, including the machinery, automotive and bedding groups. The United States has imposed broad-ranging tariffs on steel and aluminum (each of which we use in our manufacturing processes), a wide assortment of Chinese-made products, and other products on a country-specific basis, and continues to consider additional future tariffs. In retaliation, many other countries have imposed counter-tariffs on US-produced items. If we are unable to pass through additional costs created by these tariffs, it could result in materially lower margins, lost sales, and an overall adverse effect on our results of operations.

The United Kingdom's withdrawal from the European Union could adversely affect us.

In June 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the European Union (EU), commonly referred to as “Brexit.” In January 2020, the Withdrawal Agreement Act was passed by the UK Parliament and the Brexit deal was ratified by the EU Parliament. This allowed the UK to formally leave the EU on January 31, 2020, with a transition period through December 31, 2020, while the EU and UK negotiate a trade agreement, among other things. Because we have multiple manufacturing facilities in the United Kingdom and EU, because these facilities purchase raw materials and component parts from suppliers in these countries, and because we sell products from and into the United Kingdom and EU, the results of Brexit could cause disruptions and create uncertainty to our supply chain and distribution networks, tariff rates and currencies, and could fluctuate the value of the British Pound and the Euro relative to the U.S. Dollar and other currencies. These disruptions and uncertainties could increase our costs and adversely affect us.

REGULATORY RISK FACTORS

Privacy and data protection regulations are complex and could harm our business, reputation, financial condition, and operating results.

Governments around the world have adopted legislative and regulatory proposals concerning the collection and use of personal data of consumers, employees and business contacts. As a company with primarily employee and business contact personal data, we are subject to many different data protection laws, including some U.S. states such as California and countries in Europe, China, and Brazil. For example, the EU General Data Protection Regulation (GDPR) applies to our operations that collect or process personal information of EU individuals, such as personal information concerning our employees at our facilities in Croatia and Poland. If our EU operations are found to violate GDPR requirements, we may incur substantial fines, need to change our business practices, and face reputational harm, any of which could have an adverse effect on our business. As a U.S. company, the ability to centrally manage aspects of our operation and workforce, and to make decisions based on complete and accurate global data is important and requires the ability to transfer and access data. In order to enable the transfer of personal data from the EU to the U.S., we have self-certified to the U.S. Department of Commerce and committed to comply with specified requirements under the EU-U.S. Privacy Shield framework to transfer personal data from the EU to the U.S.

In July 2020, the Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld Standard Contractual Clauses, which we also use, as a valid transfer mechanism under appropriate circumstances. The validity of data transfer mechanisms remains subject to legal, regulatory, and political developments in both Europe and the U.S. The invalidation of the EU-U.S. Privacy Shield and potential invalidation of other data transfer mechanisms could have an adverse impact on our ability to process and transfer personal data outside of the EU. This may inhibit our ability to transfer our employee data from our European operations to the Company’s headquarters in the U.S., or elsewhere, making it much more difficult to effectively manage our global human capital. These evolving privacy and data protection requirements create uncertainty and added compliance obligations that could harm our business, reputation, financial condition and operating results.

Climate change laws and related regulations could negatively impact the Company’s business, capital expenditures, results of operations, financial condition and competitive position.

We have 140 production facilities world-wide. Some of our facilities are engaged in manufacturing processes that produce greenhouse gas emissions, including carbon dioxide. We also maintain a fleet of over-the-road tractor trailers that emit greenhouse gases. Climate change has received increased attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gas emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. Although we have adopted an environmental sustainability program that encourages employees to carry out efforts, in part, to reduce greenhouse gas emissions, either the enactment of, or change to existing laws and regulations, could mandate more restrictive standards or require such changes on a more accelerated time frame. Our manufacturing facilities are primarily located in North America, Europe and Asia. There continues to be a lack of consistent climate legislation in the jurisdictions where we operate, which creates economic and regulatory uncertainty. To the extent our customers are subject to any of these or other similar proposed or newly enacted laws and regulations, additional costs by customers to comply with such laws and regulations could impact their ability to operate at similar levels in certain jurisdictions, which could adversely impact their demand for our products and services. Also, if these laws or regulations impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. In either event, they could negatively impact our business, capital expenditures, results of operations, financial condition and competitive position.

Increased scrutiny from investors, lenders and other market participants regarding our environmental, social and governance, or sustainability, responsibilities could expose us to additional costs or risks and adversely impact our liquidity, results of operations, reputation, employee retention, and stock price.

Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants, shareholders and customers have focused increasingly on the environmental, social and governance (ESG) or “sustainability” practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet investor, lender or other industry shareholder expectations and standards, which continue to evolve, our access to capital may be negatively impacted based on an assessment of our ESG practices. These limitations in both the debt and equity markets may materially negatively affect our ability to manage our liquidity, our ability to refinance existing debt, grow our businesses, implement our strategies, our results of operations, and the price of our common stock.

We are currently preparing and expect to publish our first sustainability report in 2021, which will detail how we seek to manage our operations responsibly and ethically. The sustainability report is expected to include our policies and practices on a variety of social and ethical matters, including, but not limited to, corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards set forth in the sustainability report could negatively impact our reputation, employee retention and the willingness of our customers and suppliers to do business with us.

Changes in tax laws or challenges to our tax positions pursuant to ongoing tax audits could negatively impact our earnings and cash flows.

We are subject to the tax laws and reporting rules of the U.S. (federal, state and local) and several foreign jurisdictions. Current economic and political conditions make these tax rules (and governmental interpretation of these rules) in any jurisdiction, including the U.S., subject to significant change and uncertainty. There have been recent proposals, most notably by the Organization for Economic Cooperation and Development, to reform tax laws or change interpretations of existing tax rules. These proposals, if adopted, could significantly impact how our earnings and transactions are taxed as a multinational corporation. Although we cannot predict whether or in what form these proposals will become law, or how they might be interpreted, such changes could impact our assumptions related to the taxation of certain foreign earnings and have a material adverse effect on our earnings and cash flows.

We are currently in various stages of audit by the U.S. and foreign governmental taxing authorities. We have established liabilities as we believe are appropriate, with such amounts representing what we believe is a reasonable provision for taxes that we ultimately might be required to pay. However, these liabilities could be increased over time as more information becomes known relative to the resolution of these audits, as either certain governmental tax positions may be sustained on audit or we may agree to certain tax adjustments. We could incur additional tax expense if we have adjustments higher than the liabilities recorded.

LITIGATION RISK FACTORS

We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows.

Although we deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have recorded an immaterial aggregate litigation contingency accrual at September 30, 2020. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies (which include Brazilian value-added tax and other matters) are estimated to be $11 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $11 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our legal contingencies, please see Note 16 on page 28 of the Notes to Consolidated Condensed Financial Statements.

GENERAL RISK FACTORS

The COVID-19 pandemic has had, and could further have, an adverse impact to the market demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries.

Because of the COVID-19 pandemic various governments in Asia, Europe, North America, and elsewhere have instituted quarantines, shelter-in-place or stay-at-home orders, or restrictions on public gatherings as well as limitations on social interactions. These restrictions and limitations have had, and could further have, an adverse effect on the economies and financial markets of the countries where our products, or our customers’ products, are sold. The resulting economic downturn has had, and could further have, an effect on the market demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries. As a result of the decreased market demand, our trade sales, earnings, liquidity, cash flow and financial condition have been and could be further materially negatively affected.

As a supplier of products to a variety of industries on a global basis, we are adversely affected by general economic downturns. Our operating performance is heavily influenced by market demand for our products. Market demand for the majority of our products is most heavily influenced by consumer confidence. To a lesser extent, market demand is impacted by other broad economic factors, including disposable income levels, employment levels, housing turnover and interest rates. All of these factors influence consumer spending on durable goods and drive demand for our components and products. Some of these factors also influence business spending on facilities and equipment, which impacts approximately one quarter of our sales.

Demand weakness in our markets can lead to lower sales and earnings in our businesses. Several factors, in addition to the COVID-19 pandemic, including a weak global economy, low consumer confidence levels, or a depressed housing market could contribute to reduced spending by consumers around the world. Short lead times in most of our markets allow for limited visibility into demand trends. If economic and market conditions deteriorate, because of COVID-19 or otherwise, we may experience material negative impacts on our sales, operating cash flows and earnings.

We are exposed to risks associated with operating in foreign countries that could result in cost increases, reduced profits, the inability to carry on certain foreign operations and may negatively impact our results of operations, financial condition and cash flows.

In 2019, 34% of our sales were generated by international operations. Over 50 of our production facilities are located outside the United States. Further, many of our businesses obtain products, components and raw materials from global suppliers, many of which are located in Europe and Asia. Accordingly, our business is subject to the political, regulatory, and legislative risks inherent in operating in numerous countries. These laws and regulations are complex and may change. If the foreign governments adopt or change laws or regulations, this could negatively impact our results of operations, financial condition and cash flows. Our international locations also face risks associated with operating in a foreign country.

These risks include:
•Enhanced credit risks in international trade
•The ability to enforce intellectual property rights
•Currency exchange rate fluctuations
•Increased costs due to tariffs, customs duties and shipping rates
•Inconsistent interpretation and enforcement, at times, of foreign tax laws and regulations, and capital requirements

Our Specialized Products segment, which in 2019 derived roughly 82% of its trade sales from products manufactured in countries outside the United States, is particularly subject to the above risks. These and other foreign-related risks could result in cost increases, reduced profits, the inability to carry on certain foreign operations and other adverse effects on our business. Such disruptions and uncertainties could adversely affect our financial condition, results of operations and/or cash flows from operations.

We are exposed to foreign currency exchange rate risk which may negatively impact our competitiveness, profit margins and earnings.

International sales have represented a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2019, 34% of our sales were generated by international operations. Over 50 of our manufacturing facilities are located outside the United States. Certain of our operations experience currency-related gains and losses where sales or purchases are denominated in currencies other than the local currency. Currency exchange rates are constantly changing. If these exchange rates devalue the currency we receive for the sale of our products, or the currency we use to purchase raw materials or component parts from our suppliers, it may have a material adverse effect on our competitiveness, profit margins and earnings.

For more information regarding currency exchange rate risk and derivative instruments used to hedge against that risk, please refer to Note 14 Derivative Financial Instruments on page 25 of the Notes to Consolidated Condensed Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
July 2020	—	$—	—	10,000,000
August 2020	—	$—	—	10,000,000
September 2020	386	$44.93	—	10,000,000
Total	386	$44.93	—

1    This number represents shares which were not purchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company's benefit plans. It does not include shares withheld for taxes on option exercises, stock unit conversions and forfeitures, all of which totaled 49,877 shares for the third quarter of 2020.

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

31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2020.

31.2*	Certification of Jeffrey L. Tate, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2020.

32.1*	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2020.

32.2*	Certification of Jeffrey L. Tate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2020.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*,**	Inline XBRL Taxonomy Extension Schema.

101.CAL*,**	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*,**	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*,**	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*,**	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at September 30, 2020 and December 31, 2019; (ii) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2020 and September 30, 2019; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and September 30, 2019; (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019; and (v) Notes to Consolidated Condensed Financial Statements.

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

LEGGETT & PLATT, INCORPORATED

DATE: November 5, 2020	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman Chairman and Chief Executive Officer

DATE: November 5, 2020	By:	/s/ JEFFREY L. TATE
Jeffrey L. Tate Executive Vice President and Chief Financial Officer