Form 10-K
period 2020-12-31
LEGGETT & PLATT INC
filed 2021-02-24
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of our common stock on the New York Stock Exchange) on June 30, 2020 was $4,552,973,000.
There were 132,987,415 shares of the registrant’s common stock outstanding as of February 16, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Item 10, and all of Items 11, 12, 13, and 14 of Part III, are incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2021.

LEGGETT & PLATT, INCORPORATED—FORM 10-K
FOR THE YEAR ENDED December 31, 2020

Forward-Looking Statements

This Annual Report on Form 10-K and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: the profitable growth and operating performance of the Company; projections of Company revenue, income, earnings, capital expenditures, dividends, capital structure, cash from operations, cash repatriation, restructuring-related costs, tax impacts or other financial items, effective tax rate; maintenance of indebtedness under the commercial paper program; litigation exposure; LIFO reserve; our ability to deleverage; possible plans, goals, objectives, prospects, strategies, or trends concerning future operations; statements concerning future economic performance, possible goodwill or other asset impairment; access to liquidity; compliance with the debt covenant requirements; amount of fixed cost savings; raw material availability and pricing; supply chain disruptions; labor; nonwoven fabric, microchips, and chemical shortages; employee termination costs; and the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” “project,” “should,” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.
Any forward-looking statement reflects only the beliefs of the Company or its management at the time the statement is made. Because all forward-looking statements deal with the future, they are subject to risks, uncertainties, and developments which might cause actual events or results to differ materially from those envisioned or reflected in any forward-looking statement. Moreover, we do not have, and do not undertake, any duty to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement was made. For all of these reasons, forward-looking statements should not be relied upon as a prediction of actual future events, objectives, strategies, trends, or results.

Readers should review Item 1A Risk Factors in this Form 10-K for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties, and developments which may affect our future operations or our performance, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known material risks and uncertainties include the following:

•the ongoing adverse impact on our trade sales, earnings, liquidity, cash flow, and financial condition caused by the COVID-19 pandemic which has had and, depending on the length and severity of the pandemic and the timing and effectiveness of any vaccines, could continue, in varying degrees, to materially negatively impact, among other things (i) the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries; (ii) our manufacturing facilities’ ability to remain open, or fully operational, obtain necessary raw materials and parts, maintain appropriate labor levels, and ship finished products to customers; (iii) operating costs related to pay and benefits for our terminated employees; (iv) our ability to collect trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties or insolvency; (v) impairment of goodwill and long-lived assets; (vi) restructuring and related costs; and (vii) our ability to borrow under our revolving credit facility, including our ability to comply with the restrictive covenants in our credit facility that may limit our operational flexibility and our ability to pay our debt when it comes due;
•inability to “deleverage” after the ECS acquisition in the expected timeframe, due to increases or decreases in our capital needs, which may vary depending on a variety of factors, including, without limitation, demand for our products, cash flow, any acquisition or divestiture activity, our working capital needs, and capital expenditures;
•our ability to manage working capital;
•adverse changes in consumer confidence, housing turnover, employment levels, interest rates, trends in capital spending, and the like;
•factors that could impact raw materials and other costs, including the availability and pricing of steel scrap and rod, chemicals, nonwoven fabrics, microchips, the availability of labor, wage rates, and energy costs;
•our ability to pass along raw material cost increases through increased selling prices;
•price and product competition from foreign (particularly Asian and European) and domestic competitors;
•our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;
•our ability to access the commercial paper market;
•the speed at which vaccines for the COVID-19 virus are administered, the percentage of the population vaccinated, and the effectiveness of those vaccines;

•our ability to maintain and grow the profitability of acquired companies;
•adverse changes in political risk, and U.S. or foreign laws, regulations, or legal systems (including tax law changes);
•cash generation sufficient to pay the dividend;
•our ability to realize deferred tax assets on our balance sheet;
•cash repatriation from offshore accounts;
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
•our ability to comply with environmental, social, and governance responsibilities;
•litigation risks related to various contingencies including antitrust, intellectual property, contract disputes, product liability and warranty, taxation, environmental, and workers’ compensation expense;
•our borrowing costs and access to liquidity resulting from credit rating changes;
•business disruptions to our steel rod mill;
•risks related to operating in foreign countries, including, without limitation, credit risks, ability to enforce intellectual property rights, currency exchange rate fluctuations, industry labor strikes, increased customs and shipping rates, inconsistent interpretation, and enforcement of foreign laws;
•risks relating to the United Kingdom’s exit from the European Union (commonly known as “Brexit”);
•the continued effectiveness and enforcement of anti-dumping and countervailing duties on the import of innersprings and finished mattresses;
•our ability to realize gain from the sale of real estate;
•our ability to comply with privacy and data protection regulations; and
•our ability to comply with climate change laws and regulations.

PART I
PART I

Item 1. Business.

Summary

Leggett & Platt, Incorporated ("Leggett & Platt," "Company," "we," "us", or "our"), a pioneer of the steel coil bedspring, has become an international diversified manufacturer that conceives, designs, and produces a wide range of engineered components and products found in many homes and automobiles. As discussed below, our operations are organized into 15 business units, which are divided into seven groups under our three segments: Bedding Products; Specialized Products; and Furniture, Flooring & Textile Products.

Overview of Our Segments

Bedding Products Segment

BEDDING GROUP
Steel Rod
Drawn Wire
U.S. Spring
Specialty Foam
Adjustable Bed
International Spring
Machinery
Our Bedding Products segment has its roots in the Company's founding in 1883 with the manufacture of steel coil bedsprings. Today, we support our customers' needs from raw materials to components to finished mattresses and foundations to distribution and fulfillment. Our innerspring, specialty foam, and finished product development and production capabilities allow us to create value at each point, from raw materials all the way to private label finished goods and delivery to the consumer.

We operate a steel rod mill in the U.S. with historical annual output of about 500,000 tons. A substantial majority of that output has been used by our two U.S. wire mills that have supplied virtually all of the wire consumed by our other domestic businesses. We also supply steel rod and wire to trade customers that operate in a broad range of markets.

We are a major supplier of adjustable beds, with domestic manufacturing, distribution, e-commerce fulfillment, and global sourcing capabilities. We also produce machinery used by bedding manufacturers in the production and assembly of their finished products. Our range of products offers our customers a single source for many of their component and finished product needs.

These innovative proprietary products and our efficient and low-cost vertical integration have made us the largest U.S. manufacturer in many of these businesses. We strive to understand what drives consumer purchases in our markets and focus our product development activities on meeting end-consumer needs. We believe we attain a cost advantage from efficient manufacturing methods, internal production of key raw materials, large-scale production, and purchasing leverage. Sourcing components and finished products from us allows our customers to focus on designing, merchandising, and marketing their products.

PART I
PRODUCTS
Bedding Group

•	Steel rod
•	Drawn wire
•	Specialty foam chemicals and additives
•	Innersprings (sets of steel coils, bound together, that form the core of a mattress)
•	Proprietary specialty foam for use primarily in bedding and furniture
•	Private label finished mattresses, often sold compressed and boxed
•	Ready-to-assemble mattress foundations
•	Wire forms for mattress foundations
•	Adjustable beds
•	Machines that we use to shape wire into various types of innersprings
•	Industrial sewing and quilting machines
•	Mattress-packaging and glue-drying equipment
CUSTOMERS

•	We used about 70% of our wire output to manufacture our own products in 2020, with the majority going to our U.S. innerspring operations
•	Various industrial users of steel rod and wire
•	Manufacturers of finished bedding (mattresses and foundations)
•	Bedding brands and mattress retailers
•	E-commerce retailers
•	Big box retailers, department stores, and home improvement centers

Specialized Products Segment

AUTOMOTIVE GROUP
Automotive

AEROSPACE PRODUCTS GROUP
Aerospace Products

HYDRAULIC CYLINDERS GROUP
Hydraulic Cylinders

Our Specialized Products segment designs, manufactures, and sells products including automotive comfort and convenience systems, tubing and fabricated assemblies for the aerospace industry, and hydraulic cylinders for the material handling, construction, and transportation industries. In our Automotive business, our technical capability and deep customer engagement allows us to compete on critical functionality, such as comfort, size, weight, and noise. We believe our reliable product development and launch capability, coupled with our global footprint, makes us a trusted partner for our Tier 1 and Original Equipment Manufacturer (OEM) customers.

PART I
PRODUCTS
Automotive Group

•	Mechanical and pneumatic lumbar support and massage systems for automotive seating
•	Seat suspension systems
•	Motors and actuators, used in a wide variety of vehicle power features
•	Cables
 Aerospace Products Group

•	Titanium, nickel and stainless-steel tubing, formed tube, tube assemblies, and flexible joint components, primarily used in fluid conveyance systems
Hydraulic Cylinders Group

•	Engineered hydraulic cylinders

CUSTOMERS

•	Automobile OEMs and Tier 1 suppliers
•	Aerospace OEMs and suppliers
•	Mobile equipment OEMs, primarily serving material handling and construction markets

Furniture, Flooring & Textile Products Segment

HOME FURNITURE GROUP
Home Furniture

WORK FURNITURE GROUP
Work Furniture

FLOORING & TEXTILE PRODUCTS GROUP
Flooring Products
Fabric Converting
Geo Components

In our Furniture, Flooring & Textile Products segment, we design, manufacture, and distribute a wide range of components and finished products for residential and commercial markets, and select markets for structural fabrics and geo components. We supply components used by home and work furniture manufacturers to provide comfort, motion, and style in their finished products, as well as select lines of private label finished furniture. We also produce or distribute carpet cushion and hard surface flooring underlayment, as well as fabrics and geo components used in a variety of applications.

PART I
PRODUCTS
Home Furniture Group

•	Steel mechanisms and motion hardware (enabling furniture to recline, tilt, swivel, rock, and elevate) for reclining chairs, sofas, sleeper sofas, and lift chairs
•	Springs and seat suspensions for chairs, sofas, and loveseats

Work Furniture Group

•	Components and private label finished goods for collaborative soft seating
•	Bases, columns, back rests, casters, and frames for office chairs, and control devices that allow chairs to tilt, swivel, and elevate
Flooring & Textile Products Group

•	Carpet cushion and hard surface flooring underlayment (made from bonded scrap foam, fiber, rubber, and prime foam)
•	Structural fabrics for mattresses, residential furniture, and industrial uses
•	Geo components (synthetic fabrics and various other products used in ground stabilization, drainage protection, erosion, and weed control)

CUSTOMERS

•	Manufacturers of upholstered furniture
•	Office furniture manufacturers
•	Flooring retailers and distributors, including big box retailers and home improvement centers
•	Contractors, landscapers, road construction companies, retailers, and government agencies using or selling geo components
•	Mattress and furniture producers and manufacturers of packaging, filtration, and draperies

PART I
Revised Segment Structure

Our operations are comprised of 132 manufacturing facilities located in 17 countries around the world. Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. To reflect how we manage our businesses, and in conjunction with the change in executive officer leadership, our management organizational structure and all related internal reporting changed effective January 1, 2020. As a result, our segment reporting changed to reflect the new structure. These segment changes are retrospectively applied to all prior periods presented. The modified structure consists of three segments, seven business groups, and 15 business units organized as follows:

Bedding Products Segment [1]	Specialized Products Segment [2]	Furniture, Flooring & Textile Products Segment [3]
BEDDING GROUP	AUTOMOTIVE GROUP	HOME FURNITURE GROUP
Steel Rod	Automotive	Home Furniture
Drawn Wire
U.S. Spring	AEROSPACE PRODUCTS GROUP	WORK FURNITURE GROUP
Specialty Foam	Aerospace Products	Work Furniture
Adjustable Bed
International Spring	HYDRAULIC CYLINDERS	FLOORING & TEXTILE
Machinery	GROUP	PRODUCTS GROUP
	Hydraulic Cylinders	Flooring Products
Fabric Converting
Geo Components
1 The new segment consists of the former Residential Products and Industrial Products segments, plus the former Consumer Products Group (which is renamed the Adjustable Bed business unit), minus the former Fabric & Flooring Products Group (which is renamed the Flooring & Textile Products Group). The Bedding Products Segment generated 48% of our trade sales during 2020.
2 The Specialized Products segment generated 21% of our trade sales during 2020.
3 The new segment consists of the former Furniture Products segment, plus the former Fabric & Flooring Products Group (which is renamed the Flooring & Textile Products Group) minus the former Consumer Products Group (which is renamed the Adjustable Bed business unit). The Furniture, Flooring & Textile Products Segment generated 31% of our trade sales in 2020.

Strategic Priorities

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

Our incentive programs reward return and cash generation, and profitable growth. Senior executives participate in a TSR-based incentive program (based on our performance compared to a group of approximately 300 peers). For information about our TSR targets, see the discussion under "Total Shareholder Return" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on page 34.

PART I
Disciplined Growth

The expected long-term contribution to TSR from revenue growth is 6-9%. From 2018 to 2020, we generated combined unit volume and acquisition growth of 2% per year on average. We also benefited slightly from commodity inflation, resulting in total revenue growth of 3% per year on average.

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

Returning Cash to Shareholders

From 2018 to 2020, we generated $1.71 billion of operating cash, and we returned much of this cash to shareholders in the form of dividends ($610 million) and share repurchases ($139 million). Our top priorities for use of cash are organic growth (capital expenditures), dividends, and strategic acquisitions. Historically, after funding those priorities, we generally repurchased stock with remaining available cash. Currently, because of the debt level increases in connection with the ECS acquisition in early 2019, we have and expect to continue to focus instead on deleveraging by temporarily limiting share repurchases, controlling the pace of acquisition spending, and using operating cash flow to repay debt.

For information about dividends and share repurchases, see the discussion under "Pay Dividends" and "Repurchase Stock" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 53.

2020 Market Volatility Challenges and Our Response

The impact of the COVID-19 pandemic began in January 2020, directly affecting our operations in China, as well as the global supply chain. The crisis accelerated, impacting virtually all geographies by mid-March. We took action to:

•Implement comprehensive safety protocols,
•Monitor and manage supply chain risks,
•Align our variable cost structure to demand levels,
•Significantly reduce fixed costs and cut capital expenditures,
•Prioritize accounts receivable collections and inventory management, and
•Amend the financial covenant in our revolving credit facility to provide additional liquidity.

These efforts helped to strengthen cash flow and protect our balance sheet as we moved through the year. By mid-second quarter 2020, we began to see rapid recovery in businesses serving home-related markets. With consumers spending less on travel and entertainment, they began investing more in their homes. This benefited our Bedding, Home Furniture, Flooring, and Textiles businesses.

In addition, the long-term trends in the bedding market that led us to acquire Elite Comfort Solutions (ECS) in early 2019 accelerated as a result of the pandemic. Consumers have increasingly purchased compressed mattresses, including hybrids, online and through various retail channels. Because of ECS, we have benefited from this shift to an omni-channel environment.

As demand recovered in Bedding in the third quarter of 2020, we began to face global constraints.

•Nonwoven fabrics used in the production of ComfortCore® innersprings were diverted into use for face masks, hospital gowns, and other personal protective equipment.
•Labor availability was impacted by the pandemic itself, as well as government restrictions and relief programs. Labor issues were amplified by the rapid change in our production needs. Our operations shifted from a near shutdown in early April to customer demand in excess of pre-pandemic levels in a matter of weeks across many of our businesses.

PART I
•Chemical shortages emerged as producers of the chemicals used to make foam were impacted by tropical storms and hurricanes and reported a variety of equipment and production issues.

We made progress on both the nonwoven fabrics and labor shortages as we moved through 2020. Chemical shortages are ongoing and are expected to continue through at least mid-2021.

As sales recovered in the third and fourth quarters of 2020, we maintained most of the fixed cost reductions, adding costs only to support higher volumes and future growth opportunities. Margins benefited from this cost discipline. We ended the year with fixed cost savings of approximately $90 million.

For more information regarding the impact of COVID-19 on our business, refer to "COVID-19 Impacts on our Business" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 35.

Acquisitions

2020

    There were no acquisitions of businesses in 2020. However, we paid approximately $8 million of additional consideration associated with an upholstered office furniture business in Poland acquired in a prior year.

2019

    In January 2019, we completed the acquisition of ECS for cash consideration of approximately $1.25 billion. ECS is a leader in proprietary specialized foam technology, primarily for the bedding and furniture industries. ECS operates a vertically-integrated model, developing many of the chemicals and additives used in foam production, producing specialty foam, and manufacturing private label finished products. These innovative specialty foam products include finished mattresses sold through both traditional and online channels, mattress components, mattress toppers and pillows, and furniture foams. ECS operates within the Bedding Products segment.

    In December 2019, we acquired a manufacturer and distributor of a wide range of geosynthetic fabrics, grids, and erosion control products for cash consideration of approximately $21 million. The acquisition is reported in our Geo Components business unit within the Furniture, Flooring & Textile Products segment.

2018

In January 2018, we acquired Precision Hydraulic Cylinders (PHC), a leading global manufacturer of engineered hydraulic cylinders primarily for the materials handling market. The total consideration paid was $87 million. PHC serves a market of mainly large OEM customers utilizing highly engineered components with long product life-cycles that represent a small part of the end product’s cost. PHC operates within the Specialized Products segment.

We also acquired two small Geo Components businesses for total consideration of $22 million. They manufacture and distribute silt fencing and home and garden products.

For more information regarding our acquisitions, please refer to Note R on page 125 of the Notes to Consolidated Financial Statements.

PART I
Divestitures

In 2020, we divested two small businesses in our Bedding Products segment: a specialty wire operation in our Drawn Wire business, with annual sales of $30 million, and the final operation in our former Fashion Bed business, with annual sales of $15 million. The businesses were sold for an aggregate selling price of approximately $11 million. There were no divestitures in 2019 or 2018.

Foreign Operations

The percentages of our trade sales related to products manufactured outside the United States for the previous three years were 37%, 34%, and 34% in 2018, 2019, and 2020, respectively. Sales by ECS (acquired in January 2019) are not included in the 2018 total. Substantially all ECS sales are in the United States. Our Specialized Products segment has a larger percentage of trade sales manufactured outside the United States, relative to our other two segments, which ranged between 80% and 85% over the last three years.
Our international operations are principally located in Europe, China, Canada, and Mexico. Our products in these foreign locations primarily consist of:

Europe

•	Innersprings for mattresses
•	Lumbar and seat suspension systems for automotive seating and actuators for automotive applications
•	Seamless and welded tubing and fabricated assemblies for aerospace applications
•	Select lines of private label finished furniture
•	Machinery and equipment designed to manufacture innersprings for mattresses
China

•	Lumbar and seat suspension systems for automotive seating
•	Cables, motors, and actuators for automotive applications
•	Recliner mechanisms and bases for upholstered furniture
•	Work furniture components, including chair bases and casters
•	Innersprings for mattresses
Canada

•	Lumbar supports for automotive seats
•	Fabricated wire for the furniture and automotive industries
•	Work furniture chair controls and bases
Mexico

•	Lumbar and seat suspension systems for automotive seating
•	Adjustable beds
•	Innersprings and fabricated wire for the bedding industry
•	Select lines of private label finished furniture

PART I
Geographic Areas of Operation

As of December 31, 2020, we had 132 manufacturing facilities; 84 located in the U.S. and 48 located in 16 foreign countries, as shown below. We also had various sales, warehouse, and administrative facilities. However, our manufacturing plants are our most important properties.

	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products
North America
Canada		■	■
Mexico	■	■	■
United States	■	■	■
Europe
Austria		■
Belgium		■
Croatia	■
Denmark	■
France		■
Hungary		■
Poland			■
Switzerland	■
United Kingdom	■	■
South America
Brazil	■
Asia
China	■	■	■
India		■
South Korea		■
Africa
South Africa	■

PART I
Dependence on Market Demand for Key Product Families

Our business is dependent upon the market demand for, and continued sale of various product families. The following table shows our approximate percentage of trade sales by product family for the last three years which indicate the degree of dependence upon market demand:

Product Families	2020	2019	2018
Bedding Group [1]	48%	48%	42%
Flooring & Textile Products Group	19	16	17
Automotive Group	17	17	19
Home Furniture Group	7	8	9
Work Furniture Group	5	6	7
Aerospace Products Group	2	3	4
Hydraulic Cylinders Group	2	2	2

1 The Company acquired ECS, a leader in proprietary specialized foam technology, primarily for the bedding and furniture industries, in January 2019.

The Company does not have a material amount of sales derived from government contracts subject to renegotiation of profits or termination at the election of any government. As such, our business is not materially dependent upon governmental customers.

Sources and Availability of Raw Materials

The products we manufacture require a variety of raw materials. We believe that worldwide supply sources are readily available for all the raw materials we use, except for nonwoven fabrics, microchips, and certain chemicals as explained below. Among the most important raw materials that we use are:

•	Various types of steel, including scrap, rod, wire, sheet, and stainless
•	Chemicals used in foam production
•	Foam scrap
•	Woven and nonwoven fabrics
•	Titanium and nickel-based alloys and other high strength metals
•	Electronic systems

As a result of the COVD-19 pandemic, the U.S. and other governments have ordered that certain nonwoven fabrics used to produce ComfortCore® innersprings be prioritized to produce medical supplies, resulting in shortages of the fabrics for non-medical applications. These shortages and strong bedding demand have caused us temporarily to be unable to supply full industry demand for ComfortCore®. We are engaging with customers in an effort to work through these issues. The shortages have resulted in higher pricing for nonwoven fabrics. If we are unable to obtain the fabrics, cannot pass the cost along to our customers, are required to modify existing contracts to accommodate customers, or pay damage claims to customers, our results of operations may be negatively impacted.

Because of the shift of production by semiconductor microchip manufacturers to consumer electronics, such as laptops and tablets for home schooling and home offices, and away from automotive applications during the COVID-19 related automotive industry shutdowns in 2020, currently there is a shortage of microchips in the automotive industry. Our Automotive Group uses the microchips in seat comfort products, and to a lesser extent in motors and actuators. Although, to date, our Automotive Group has been able to obtain an adequate supply of microchips, we are dependent on our suppliers to deliver these microchips in accordance with our production schedule, and a shortage of the microchips can disrupt our operations and our ability to deliver products to our customers. Also, because of the industry shortage, automotive OEMs and other suppliers have not been able to secure an adequate supply of microchips, and as a result have reduced their production of automobiles or parts, which in turn has recently reduced, and may continue to reduce our sale

PART I
of products. If we cannot secure an adequate supply of microchips in our supply chain, and the microchips cannot be sourced from a different supplier, or the automotive OEMs and other suppliers continue to reduce their production as a result of such shortage, this may negatively impact our sales, earnings, and financial condition.

Although not directly related to the pandemic, we have experienced supply shortages with certain chemicals used in foam production. This has impacted our ability to supply specialty foam. The shortages have also resulted in higher pricing for the chemicals. If we are unable to obtain the chemicals or pass the cost along to our customers, our results of operations may be negatively impacted.

We supply our own raw materials for many of the products we make. For example, we produce steel rod that we make into steel wire, which we then use to manufacture innersprings and foundations for mattresses. We supply a substantial majority of our domestic steel rod requirements through our own rod mill. Our wire drawing mills supply nearly all of our U.S. requirements for steel wire.

Customer Concentration

We serve thousands of customers worldwide, sustaining many long-term business relationships. In 2020, our largest customer accounted for approximately 6% of our consolidated revenues. Our top 10 customers accounted for approximately 35% of these consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company as a whole, and on the respective segment in which the customer’s sales are reported, including each of our segments.

Patents and Trademarks

 As of December 31, 2020, we had 1,517 patents issued, 567 patents in process, 997 trademarks registered and 89 trademarks in process. No single patent or group of patents, or trademark or group of trademarks, is material to our operations as a whole. A significant number of our patents relate to products manufactured in each of our three segments, while over half of our trademarks relate to products manufactured by the Bedding Products segment. We do not have any patent or group of patents, the expiration of which would have a material negative effect on our results of operations or financial condition.

Our patents and trademarks include intellectual property acquired with ECS in January 2019 related to the protection of technology around various foam applications. These include specialty polyols and additives that enhance foam performance by reducing heat retention, improving durability and diminishing odor.
s
Some of our most significant trademarks include:

•	ComfortCore®, Mira-Coil®, VertiCoil®, Quantum®, Nanocoil®, Softech®, Lura-Flex®, Superlastic® and Active Support Technology® (mattress innersprings)
•	Energex® and Coolflow® (specialty foam products)
•	Semi-Flex® (box spring components and foundations)
•	Spuhl®and Fides® (mattress innerspring manufacturing machines)
•	Wall Hugger® (recliner chair mechanisms)
•	No-Sag® (wire forms used in seating)
•	LPSense® (capacitive sensing)
•	Hanes® (fabric materials)
•	Schukra® (automotive seating products)
•	Gribetz®and Porter® (quilting and sewing machines)

PART I
Product Development

One of our strongest performing product categories across the Company is ComfortCore®, our fabric-encased innerspring coils used in hybrid and other mattresses. Our ComfortCore® volume continues to grow, and represented over 60% of our U.S. innerspring units in 2020. A growing number of our ComfortCore® innersprings contain a feature we call Quantum® Edge. These are narrow-diameter, fabric-encased coils that form a perimeter around an innerspring set, replacing a rigid foam perimeter in a finished mattress. In 2020, over 50% of our ComfortCore® innersprings in the U.S. had the Quantum® Edge feature, and Quantum® Edge continues to grow.

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

Human Capital Management

We understand that the Company’s long-term success depends on our ability to attract and retain diverse talent, develop that talent, and plan for future succession. We also recognize the importance of keeping our employees safe. In the following sections, we discuss our efforts to achieve these objectives.

Our Employees

Our Employees. At year-end 2020, we had approximately 20,400 employees, of which 15,100 were engaged in production and 11,400 were international employees (including 5,700 in Asia and 2,600 in Europe). Of these employees, 7,100 were in Bedding Products, 7,700 were in Specialized Products, and 4,800 were in Furniture, Flooring & Textile Products, with the remainder at our corporate office or in other roles. At year-end 2019, we had approximately 22,000 employees.

Collective Bargaining. At year-end 2020, 17% of our employees were represented by labor unions that collectively bargain for work conditions, wages, or other issues. We did not experience any material work stoppage related to labor contract negotiations during 2020. Management is not aware of circumstances likely to result in a material work stoppage related to contract negotiations with labor unions during 2021.

Our Ability to Attract, Recruit, and Retain Employees

Although we operate in competitive labor markets, we strive to attract, recruit, and retain employees through competitive compensation and benefit programs, learning and development opportunities that support career growth and advancement opportunities, and employee engagement initiatives that foster a strong Company culture.

Competitive Compensation and Benefits. In addition to cash compensation, we offer customary benefits in accordance with local regulatory requirements, and in addition many of our locations offer health and wealth benefits to eligible employees and their dependents which may include, but are not limited to, health insurance, dental and vision plans, retirement savings with matching contributions, and income protection benefits, such as short and long-term disability insurance, life insurance, and paid leave benefits that include vacation, personal time, and holidays. In the U.S., we offer a well-being program which includes counseling, legal and financial consultation, work-life assistance, and crisis intervention services. Additionally, in the U.S. and Canada, our employees are eligible to participate in discount stock purchase plans. We also provide cash and equity incentive programs for key management employees based on our performance. Finally, where applicable, we support the work-life balance of our employees, including part-time jobs, flexible hours, and remote working.

PART I
Employee Engagement. At many of our locations, we analyze employee satisfaction and attempt to enhance engagement and mitigate related risks. We periodically conduct employee surveys at certain operations to evaluate the employee relations environment. Voluntary employee turnover data is gathered and analyzed. The results of surveys and data analyses are used to assess human capital risks and identify opportunities for more meaningful employee engagement. From this analysis, action plans are developed, and branch-level initiatives are adopted to improve engagement and reduce turnover. We also engage with our employees through our Ethics Hotline, which serves as a grievance-reporting mechanism. Employees can express concerns, confidentially and anonymously, regarding possible violations of ethics, law, or our policies.

Turnover Rates. We rely on a diverse workforce to sustain our strategies and deliver our results of operations. In order to achieve our goals, this workforce must be stable. In 2020, our voluntary turnover rate in the U.S. was 17.3%, which we believe is reasonably comparable to average voluntary turnover rates of manufacturers in the industries in which we operate.

Our Inclusion, Diversity and Equity

We continue to foster a culture of inclusion, diversity, and equity in which everyone is respected, valued, and has an equal opportunity to contribute, thrive, and advance. Our commitment is unwavering, and we are steadfast in maintaining our focus on building a workforce that represents the many customers we serve and the communities in which we operate around the world.

Fostering an Inclusive and Diverse Culture. Diverse teams generate better ideas and make better decisions. We believe that companies who lead in inclusion and diversity also lead financially. We have created a strategy and action plans designed to foster an inclusive and diverse culture that aligns with our values and priorities.

Inclusion and Diversity Plan. In 2020, we established an inclusion and diversity team comprised of a broad group of employees including senior management. The team established long-term strategies and action plans designed to: (i) ensure that we have a safe and inclusive workplace; (ii) equip our people to attract, develop, retain, and reward a diverse and inclusive workforce; (iii) be an inclusive and equitable corporate citizen; (iv) develop a governance and accountability model that will sustain inclusion and diversity; and (v) enhance our business results.

Equal Opportunity. We are committed to equal opportunity and base workplace decisions solely on merit, qualifications, and other job-related, neutral, non-discriminatory criteria. We provide equal employment opportunity without regard to age, race, color, sex, sexual orientation, gender identity, national origin, citizenship, pregnancy, religion, disability, military status, genetic information, or other status protected by law. We are committed to providing a harassment-free work environment, and we prohibit retaliation, intimidation, threats, coercion, or discrimination against individuals who, in good faith, complain of unlawful discrimination or harassment.

Our Workforce Health and Safety

Workforce Health. We are focused on protecting our employees against COVID-19 and ensuring a healthy work environment. To respond to COVID-19, we formed a cross-functional crisis response team. Our business leaders manage items such as developing health and safety protocols, responding to health and safety issues, interpreting government orders, and securing personal protective equipment. We developed a comprehensive handbook to set and communicate work procedures and changes to production necessary to facilitate COVID-19 health and safety measures, including proper social distancing. Our business leaders have implemented training and change management initiatives to drive and maintain new ways of operating. When employees test positive for COVID-19, we follow adopted procedures including enhanced disinfecting that targets applicable areas. The affected employee is required to observe a quarantine period, monitor symptoms, and follow medical guidance prior to returning to work. Contact tracing is performed to identify employees who had direct contact with the affected employee. If direct contacts are identified, those employees must self-isolate, monitor symptoms, and follow medical guidance prior to returning to work.

Workplace Safety. We are also dedicated to the safety of our employees through prevention, education, and awareness with the objective of reducing, or even eliminating, workplace injuries through accident investigation and process safety. Our dedicated staff of professionals supports safety management at our manufacturing facilities, including implementation of a comprehensive program called “SafeGuard.” The SafeGuard program develops relevant job hazard analyses, which are

PART I
undertaken on many processes and used to develop comprehensive job procedures. This allows us to implement job-specific health and safety practices across our business.

Continuing Education and Training

Developing Our Talent. Although some of our established learning and development programs, as disclosed below, were less active during 2020 due to the impact of the COVID-19 pandemic, they continue to be part of our ongoing, long-term strategy, which is focused on growing talent throughout all levels of our organization, including technical/skilled positions, supervisory and management levels, and future leaders.

Frontline Supervisor Training Program. We have launched a global Frontline Supervisor Training Program designed to help managers at branch locations develop leadership skills necessary to enhance strong employee engagement. The program stresses communication, conflict resolution, respect in the workplace, and safety.

Intern Program. We have also developed an intern program that is centered on students exploring a future with us, and our attracting a deep and diverse talent pool that can grow with us from intern to entry-level hire.

Health and Safety Training. Our manufacturing employees receive new hire safety training, annual refresher safety training, weekly “tool box” talks regarding safety and training, and job-specific safety training based on the jobs hazards analysis developed from our SafeGuard program.

Succession Development

Management and Leadership Positions. Our commitment to having strong managers and leadership in critical roles across the company continues to serve us well. Our values and culture guide our talent initiatives which are designed to create a pipeline of strong, high performing leadership candidates to serve in progressively important roles throughout the Company. Our internal promotion rate over the last three years for corporate officer positions was 89%. We are building on our success in these areas and continue to push our succession development processes to new levels to allow us to adapt and grow.

Trends in Market Demand and Competition

Demand Trends for our Products. Because of the COVID-19 pandemic, various governments in Asia, Europe, North America, and elsewhere have instituted, and may reinstitute, quarantines, shelter-in-place or stay-at-home orders, or restrictions on public gatherings, as well as limitations on social interactions. The resulting economic downturn has had, and could further have, an effect on the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in these industries. The impact of the COVID-19 pandemic began in January 2020, directly affecting our operations in China, as well as the global supply chain. The crisis accelerated, impacting virtually all geographies by mid-March. By mid-second quarter 2020, we began to see rapid recovery in businesses serving home-related markets. With consumers spending less on travel and entertainment, they began investing more in their homes. This benefited our Bedding, Home Furniture, Flooring, and Textiles businesses. We ended 2020 with fourth quarter sales in many of our businesses above fourth quarter 2019 levels.

Competition. Many companies offer products that compete with those we manufacture and sell. The number of competing companies varies by product family, but many of the markets for our products are highly competitive. We tend to attract and retain customers through innovation, product quality, competitive pricing, and customer service. Many of our competitors try to win business primarily on price, but, depending upon the particular product, we experience competition based on quality and performance as well. In general, our competitors tend to be smaller, private companies.

PART I
We believe we are the largest U.S.-based manufacturer, in terms of revenue, of the following:

•	Bedding components
•	Automotive seat support and lumbar systems
•	Specialty bedding foams and private label finished mattresses
•	Components for home furniture and work furniture
•	Flooring underlayment
•	Adjustable beds
•	Bedding industry machinery

We continue to face competitive pressure as some of our customers source a portion of their components and finished products from low cost countries. In addition to lower labor rates, competitors may benefit at times from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. We typically remain price competitive, even versus many foreign manufacturers, as a result of our efficient operations, automation, vertical integration in steel and wire, logistics and distribution efficiencies, and large scale purchasing of raw materials and commodities.

For information about antidumping duty orders regarding innerspring, steel wire rod, and mattress imports, please see "Competition" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 39.

Seasonality

As a diversified manufacturer, we generally have not experienced significant seasonality. However, unusual economic factors in any given year such as inflation and deflation, along with acquisitions and divestitures, can create sales variability and obscure the underlying seasonality of our businesses. Historically, our operating cash flows are stronger in the fourth quarter, primarily related to the timing of cash collections from customers and payments to vendors.

Governmental Regulations

Our operations are subject to various federal, state, local, and international laws and regulations, including environmental regulations. We have policies intended to ensure that our operations are conducted in compliance with applicable laws and regulations. While we cannot predict policy changes by various regulatory agencies or unexpected operational or other developments, management expects that compliance with these laws and regulations will not have a material adverse effect on our capital expenditures (including those capital expenditures for environmental control facilities), earnings, and competitive position.

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

PART I
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

OPERATIONAL RISK FACTORS

The COVID-19 pandemic has had, and could further have, an adverse impact to (i) our manufacturing operations' ability to remain open, or fully operate, (ii) our ability to obtain necessary raw materials and parts, maintain appropriate labor levels, and ship finished products to customers; and (iii) our operating costs related to pay and benefits for terminated employees; all of which, in the aggregate, have had, and could further have, a material negative impact on our trade sales, earnings, liquidity, cash flow, financial condition, and our stock price.

We have manufacturing facilities in the United States and 16 other countries. All of these countries have been affected by the COVID-19 pandemic. All of our facilities are open and running at this time. From time to time we have some capacity restrictions on our plants due to governmental orders in various parts of the world. We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition, or re-imposition, of restrictive measures concerning shelter-in-place or stay-at-home orders, public gatherings and human interactions, mandatory closures of retail establishments that sell our products or our customers’ products, travel restrictions, and restrictions on the import or export of products.
The U.S. and other governments have ordered that certain nonwoven fabrics used to produce ComfortCore® innersprings be prioritized to produce medical supplies, resulting in shortages of fabrics used for non-medical applications. These shortages and strong bedding demand have caused the Company temporarily to be unable to supply full industry demand for ComfortCore®. We are engaging with customers in an effort to work through these issues. The shortages have resulted in higher pricing for nonwoven fabrics. If we are unable to obtain the fabrics, cannot pass the cost along to our customers, are required to modify existing contracts to accommodate customers, or pay damage claims to customers, our results of operations may be negatively impacted. As demand has improved, we also have experienced some temporary labor shortages. We are in the process of hiring additional employees and adding equipment, particularly in our U.S. Spring business, to meet this demand.

Because of the shift of production by semiconductor microchip manufacturers to consumer electronics, such as laptops and tablets for home schooling and home offices, and away from automotive applications during the COVID-19 related automotive industry shutdowns in 2020, currently there is a shortage of microchips in the automotive industry. Our Automotive Group uses the microchips in seat comfort products, and to a lesser extent in motors and actuators. Although, to date, our Automotive Group has been able to obtain an adequate supply of microchips, we are dependent on our suppliers to deliver these microchips in accordance with our production schedule, and a shortage of the microchips can disrupt our operations and our ability to deliver products to our customers. Also, because of the industry shortage, automotive OEMs and other suppliers have not been able to secure an adequate supply of microchips, and as a result have reduced their production of automobiles or parts, which in turn has recently reduced, and may continue to reduce our sale of products. If we cannot secure an adequate supply of microchips in our supply chain, and the microchips cannot be sourced from a different supplier, or the automotive OEMs and other suppliers continue to reduce their production as a result of such shortage, this may negatively impact our sales, earnings, and financial condition.

PART I
Depending on the length and severity of the COVID-19 pandemic, and the timing and effectiveness of any vaccines, our ability to keep our manufacturing operations open or fully operational, build and maintain appropriate labor levels, obtain necessary raw materials and parts, and ship finished products to customers may be partially or completely disrupted, either on a temporary or prolonged basis. The continued realization of these risks to our manufacturing operations, labor force, and supply chain could also increase labor, commodity, and energy costs.

Also, some facilities have experienced problems delivering products to customers because of travel restrictions and disruption in logistics necessary to import, export, or transfer products across borders. Currently, our supply chains have also been hampered by congested ports.

When our employees have tested positive for COVID-19, we follow governmental orders and internally adopted procedures which include enhanced disinfecting that targets areas that have likely exposure to COVID-19. The employee is required to observe a quarantine period, monitor symptoms, and follow medical guidance prior to returning to work. Contact tracing is performed to identify any other employees who had direct contact with the employee who tested positive for COVID-19. If any direct contacts are identified, those employees must also self-isolate, monitor symptoms, and follow medical guidance prior to returning to work. A significant increase in COVID-19 cases among our employees may disrupt our ability to maintain necessary labor levels and produce and deliver products to our customers if we are unable to shift production to other manufacturing facilities.

In connection with reduced demand for our products in certain business units, we decreased the size of our workforce worldwide. We incurred severance costs of $7 million in 2020 and we do not expect any additional material charges. However, if circumstances change because of lack of demand, additional governmental capacity restrictions related to our facilities or otherwise, we may incur future material separation costs.

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

FINANCIAL RISK FACTORS

The COVID-19 pandemic has had, and could further have, an adverse impact on the collection of trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency.

Bankruptcy, financial difficulties, or insolvency caused by the COVID-19 pandemic, or otherwise, can and has occurred with some of our customers which can impact their ability to pay their debts to us. As of December 31, 2020, we had a $25 million allowance for doubtful accounts ($23 million on a note receivable and $2 million on trade accounts receivable) associated with a customer in our Bedding Products segment who is experiencing financial difficulty and liquidity problems. This customer was placed on nonaccrual status in 2018 and became delinquent in quarterly interest payments in the first quarter of 2020.

In addition to the customer referenced above, many of our customers and other third parties have been adversely affected by the social and governmental restrictions and limitations related to the COVID-19 pandemic. As such, we

PART I
increased our allowance for doubtful accounts by $20 million in the first quarter of 2020, including $9 million for the customer referenced above. We had modest activity for the remainder of 2020, and our bad debt expense for the year ended December 31, 2020 was $17 million. If these parties suffer significant financial difficulty, they may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these parties. If we are unable to collect trade receivables and other notes receivables on a timely basis, this inability will require additional provisions for bad debt and result in a negative impact on our earnings, liquidity, cash flow and financial condition.

Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2020, goodwill and other intangible assets represented $2.1 billion, or 44% of our total assets. In addition, net property, plant, and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 22% of total assets.

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
    • Fair value for our Bedding reporting unit exceeded carrying value by 68%. Our 2019 acquisition of ECS is part of our Bedding reporting unit, and goodwill for our Bedding reporting unit was $857 million at December 31, 2020.
    • Fair value for our Aerospace reporting unit exceeded carrying value by 51%. Goodwill for the Aerospace reporting unit was $59 million at December 31, 2020.
• Fair value for our Work Furniture reporting unit exceeded carrying value by 25%. Goodwill for the Work Furniture reporting unit was $97 million at December 31, 2020.

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
For more information regarding potential goodwill and other long-lived asset impairment, please refer to Note C on page 90 of the Notes to Consolidated Financial Statements.

PART I
The COVID-19 pandemic could have an adverse impact to our ability to access the commercial paper market, and has had, and could further have, an adverse impact on our ability to borrow under our credit facility, including our ability to comply with the restrictive covenants in our credit facility.

The COVID-19 pandemic could have an adverse impact on our liquidity. Our inability to issue commercial paper in appropriate amounts and tenor, for cash management purposes, could cause us to borrow under our revolving credit facility which serves as support for our commercial paper program. If this were to happen, we would incur higher interest costs.

The credit facility is a multi-currency facility maturing in January 2024, providing us the ability, from time to time subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.2 billion. The credit facility also provided for a one-time draw of up to $500 million under a five-year term loan facility, which we fully borrowed in January 2019 to consummate the ECS acquisition.

Because of the economic impacts of the COVID-19 pandemic on our business, effective May 6, 2020, we amended the credit facility to, among other things, change the restrictive borrowing covenants. The prior leverage ratio covenant required us to maintain, as of the last day of each quarter, a leverage ratio of consolidated funded indebtedness to trailing 12-month consolidated EBITDA (each as defined in the credit facility) of not greater than 3.50 to 1.00. The leverage ratio covenant was changed in two ways: (i) the calculation of the ratio now subtracts unrestricted cash (as defined in the credit facility) from consolidated funded indebtedness; and (ii) the ratio levels, calculated as of the last day of the applicable fiscal quarter, were changed to 4.75 to 1.00 for each fiscal quarter end date through March 31, 2021; 4.25 to 1.00 at June 30, 2021; 3.75 to 1.00 at September 30, 2021; and 3.25 to 1.00 at December 31, 2021 and thereafter. In addition, the amount of total secured debt limit was changed from 15% to 5% of our total consolidated assets until December 31, 2021, at which time it will revert back to 15%. Various interest rate terms were also changed. The impact on our interest expense will depend upon our ability to access the commercial paper market, and if so, the degree of that access. The credit facility also contains an anti-cash hoarding provision that limits borrowing if the Company has a consolidated cash balance (as defined in the credit facility) in excess of $300 million without planned expenditures.

If our earnings are reduced because of the COVID-19 pandemic or otherwise, the covenants in the credit facility will reduce our borrowing capacity, both under the credit facility or through commercial paper issuances. Depending on the degree of earnings reduction, our liquidity could be materially negatively impacted. This covenant may also restrict our current and future operations, including (i) our flexibility to plan for, or react to, changes in our businesses and industries; and (ii) our ability to use our cash flows, or obtain additional financing, for future working capital, capital expenditures, acquisitions, or other general corporate purposes.

Also, if we fail to comply with the covenants specified in the credit facility, we may trigger an event of default, in which case the lenders would have the right to: (i) terminate their commitment to provide additional loans under the credit facility; and (ii) declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. Additionally, our senior notes contain cross-default provisions which could make outstanding amounts under the senior notes immediately payable in the event of an acceleration of amounts due under the credit facility following a material uncured default. If debt under the credit facility or senior notes were to be accelerated, we may not have sufficient cash to repay this debt, which would have an immediate material adverse effect on our business, results of operations, and financial condition.

We may not be able to realize deferred tax assets on our balance sheet depending upon the amount and source of future taxable income.

Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. As of December 31, 2020, we had $134 million of deferred tax assets ($152 million less an $18 million valuation allowance). After netting of deferred tax liabilities, the net amount presented within Sundry assets on our Consolidated Balance Sheets is $11 million. It is possible the amount and source of our taxable income could materially change in the future. Particularly, our mix of earnings by taxing jurisdiction may materially change in that we may have more or less taxable income generated in North America, Europe, or Asia as compared to prior years. This change may impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.

PART I
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

With the acquisition of ECS, we now have greater exposure to the cost of chemicals, including TDI, MDI, and polyol. We have experienced a shortage of chemicals, and these shortages have resulted in higher pricing. Chemical shortages are expected to continue at least through mid-2021. If we are unable to obtain an adequate supply of chemicals, or cannot purchase them at economically feasible prices and pass the additional cost along to our customers, either the shortages or increased costs may negatively impact our results of operations.

Higher raw material costs could lead some of our customers to modify their product designs, changing the quantity and mix of our components in their finished goods and replacing higher-cost components with lower-cost components. If this were to occur, it could negatively impact our results of operations.

Unfair competition could adversely affect our market share, sales, profit margins, and earnings.

We produce innersprings for mattresses that are sold to bedding manufacturers. We produce steel wire rod for consumption by our wire mills (primarily to produce innersprings) and to sell to third parties. We also produce and sell finished mattresses.

Since 2009, there have been antidumping duties on the import of innersprings from China, South Africa, and Vietnam imposed by the Department of Commerce (DOC) and International Trade Commission (ITC) extending through 2024. The DOC and ITC have also imposed antidumping duties and countervailing duties on imports of steel wire rod from various countries, including China. These duties will expire, unless extended, at different times ranging from 2022 to 2025. Also, antidumping duties have been imposed by the DOC and ITC on the import of finished mattresses from China through 2024, and additional preliminary antidumping duties are in place on import of finished mattresses from Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam, and preliminary countervailing duties on China. If the existing antidumping and countervailing duties are not finalized or extended beyond their current terms and dumping and/or subsidization recurs, or manufacturers in the subject countries circumvent the existing duties through transshipment in other jurisdictions or otherwise, our market share, sales, profit margins, and earnings could be adversely affected.

Our borrowing costs and access to liquidity may be impacted by our credit ratings.

Independent rating agencies evaluate our credit profile on an ongoing basis and have assigned ratings for our long-term and short-term debt. In April 2020, one of three rating agencies, which had our long-term debt rating on negative outlook, lowered that rating by one notch, but changed the outlook to stable. In May 2020, a second rating agency lowered our long-term and short-term ratings by one notch with a stable outlook. In August 2020, we obtained ratings on our long-term and short-term debt from a third rating agency. If we are not able to access the commercial paper market, either partially or completely, we expect to borrow under our credit facility for our liquidity needs but at higher interest costs. Because of the economic impact of the COVID-19 pandemic, our credit ratings could decline further. If this were to occur,

PART I
our borrowing costs could increase materially, and our access to sources of liquidity, including the commercial paper market, may be adversely affected.

We are exposed to foreign currency exchange rate risk which may negatively impact our competitiveness, profit margins, and earnings.

International sales have represented a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2020, 34% of our sales were generated by international operations, primarily in Europe, China, Canada, and Mexico. We expect that a significant amount of our sales will continue to come from outside the United States in the future. Nearly 50 of our manufacturing facilities are located outside the United States. We are also exposed to currency exchange rate fluctuations by our purchase of raw materials and component parts from suppliers in multiple countries. We experience currency-related gains and losses where sales or purchases are denominated in currencies other than the functional currency. As of December 31, 2020, we had foreign exchange rate risk associated with the U.S. Dollar, Mexican Peso, Danish Krone, Euro, South African Rand, Canadian Dollar, Swiss Franc, Chinese Yuan, British Pound Sterling, and the Polish Zloty. If these exchange rates devalue the currency we receive for the sale of our products, or the currency we use to purchase raw materials or component parts from our suppliers, it may have a material adverse effect on our competitiveness, profit margins, and earnings.

For more information regarding currency exchange rate risk, please refer to Note S on page 127 of the Notes to Consolidated Financial Statements.

The COVID-19 pandemic has had, and could further have, an adverse impact to the market demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries.

Because of the COVID-19 pandemic various governments, primarily impacting us in Asia, Europe and North America, and elsewhere have instituted, and may reinstitute quarantines, shelter-in-place or stay-at-home orders, or restrictions on public gatherings as well as limitations on social interactions. These restrictions and limitations have had, and could further have, an adverse effect on the economies and financial markets of the countries where our products, or our customers’ products, are sold. The resulting economic downturn has had, and could further have, an effect on the market demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries. As a result of the decreased market demand, our trade sales, earnings, liquidity, cash flow, and financial condition have been and could be further materially negatively affected.

TECHNOLOGY AND CYBERSECURITY RISK FACTORS

Technology failures or cybersecurity breaches could have a material adverse effect on our operations.

As a manufacturer with 132 production facilities in 17 different countries, primarily in Asia, Europe, North America, and elsewhere, we rely on several on-premise and cloud-based computerized systems and networks to obtain, secure, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our production facilities. We receive, process, manufacture, and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. We also have risk associated with the network connectivity and systems for consolidated reporting. Technology failures or security breaches of a new or existing infrastructure could impede normal operations, create system disruptions, or create unauthorized disclosure of confidential information.

We have a formal process in place for both incident response and cybersecurity continuous improvement that includes a cross functional Cybersecurity Oversight Committee. Members of the Cybersecurity Oversight Committee update the Board of Directors quarterly on cyber activity, with procedures in place for interim reporting if necessary.

Although we have not experienced any material technology failures or cybersecurity breaches, we have enhanced our cybersecurity protection efforts over the last few years. We use a third party to periodically benchmark our information security program against the National Institute of Standards and Technology’s Cybersecurity Framework. We provide quarterly cybersecurity training for employees with access to our email and data systems, and we have purchased broad

PART I
form cyber insurance coverage. However, because of the risk due to the COVID-19 pandemic regarding increased remote access, remote work conditions, and associated strain on employees, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure of confidential information. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems. We could still experience material technology failures or cybersecurity breaches. If this occurs, our operations could be disrupted, or we may suffer financial loss because of lost or misappropriated information. Also, we may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, reputational damages, proprietary and confidentiality impacts, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value. We cannot be certain that advances in criminal capabilities will not compromise our technology protecting information systems. If these systems are interrupted or damaged by these events or fail for any extended period of time, then our results of operations could be adversely affected.

TRADE RISK FACTORS

Tariffs by the United States government could result in materially lower margins, lost sales, and an overall adverse effect on our results of operations.

While we frequently manufacture products where our customers are located, we do, in some cases, import and export various raw materials, components, or finished goods across several business units, including the Automotive and Bedding groups and the Machinery business. The United States has imposed broad-ranging tariffs on steel and aluminum (each of which we use in our manufacturing processes), a wide assortment of Chinese-made products, and other products on a country-specific basis. In retaliation, many other countries have imposed counter-tariffs on US-produced items. If we are unable to pass through additional costs created by these tariffs, it could result in materially lower margins, lost sales, and an overall adverse effect on our results of operations.

The United Kingdom's withdrawal from the European Union could adversely affect us.

In June 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the European Union (EU), commonly referred to as “Brexit.” In January 2020, the Withdrawal Agreement Act was passed by the UK Parliament and the Brexit deal was ratified by the EU Parliament. This allowed the UK to formally leave the EU on January 31, 2020, with a transition period through December 31, 2020, while the EU and UK were to negotiate a trade agreement, among other things. Additional negotiations among the EU and UK continue, as well as negotiations of trade agreements between the UK and other countries, including the United States. Because we have multiple manufacturing facilities in the United Kingdom, EU, and other countries, and these facilities purchase raw materials and component parts from suppliers in those countries, and sell products into the United Kingdom, EU, and elsewhere, the results of Brexit could cause disruptions and create uncertainty to our supply chain and distribution networks, tariff rates, and currencies, and could fluctuate the value of the British Pound and the Euro relative to the U.S. Dollar and other currencies. These disruptions and uncertainties could increase our costs and adversely affect us.

REGULATORY RISK FACTORS

Privacy and data protection regulations are complex and could harm our business, reputation, financial condition, and operating results.

Governments around the world have adopted legislative and regulatory proposals concerning the collection and use of personal data of consumers, employees, and business contacts. As a company with primarily employee and business contact personal data, we are subject to many different data protection laws, including some U.S. states such as California and countries in Europe, China, and Brazil. For example, the EU General Data Protection Regulation (GDPR) applies to our operations that collect or process personal information of EU individuals, such as personal information concerning our employees at our facilities in Croatia and Poland. If our EU operations are found to violate GDPR requirements, we may incur substantial fines, need to change our business practices, and face reputational harm, any of which could have an adverse effect on our business. As a U.S. company, the ability to centrally manage aspects of our operation and workforce, and to make decisions based on complete and accurate global data, is important and requires the ability to transfer and access data. In order to enable the transfer of personal data from the EU to the U.S., we have self-certified to the U.S.

PART I
Department of Commerce and committed to comply with specified requirements under the EU-U.S. Privacy Shield framework.

In July 2020, the Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld Standard Contractual Clauses, which we also use, as a valid transfer mechanism under appropriate circumstances. The validity of data transfer mechanisms remains subject to legal, regulatory, and political developments in both Europe and the U.S. The invalidation of the EU-U.S. Privacy Shield and potential invalidation of other data transfer mechanisms could have an adverse impact on our ability to process and transfer personal data outside of the EU. This may inhibit our ability to transfer our employee data from our European operations to the Company’s headquarters in the U.S., or elsewhere, making it much more difficult to effectively manage our global human capital. These evolving privacy and data protection requirements create uncertainty and added compliance obligations that could harm our business, reputation, financial condition, and operating results.

Climate change laws and related regulations could negatively impact our business, capital expenditures, results of operations, financial condition, and competitive position.

We have 132 production facilities world-wide. Some of our facilities are engaged in manufacturing processes that produce greenhouse gas emissions, including carbon dioxide. We also maintain a fleet of over-the-road tractor trailers that emit greenhouse gases. Climate change has received increased attention worldwide. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gas emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. Although we have adopted an environmental sustainability program that encourages employees to carry out efforts, in part, to reduce greenhouse gas emissions, either the enactment of, or change to existing laws and regulations, could mandate more restrictive standards or require such changes on a more accelerated time frame. Our manufacturing facilities are primarily located in North America, Europe and Asia. There continues to be a lack of consistent climate legislation in the jurisdictions where we operate, which creates economic and regulatory uncertainty. To the extent our customers are subject to any of these or other similar proposed or newly enacted laws and regulations, additional costs by customers to comply with such laws and regulations could impact their ability to operate at similar levels in certain jurisdictions, which could adversely impact their demand for our products and services. Also, if these laws or regulations impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. In either event, they could negatively impact our business, capital expenditures, results of operations, financial condition, and competitive position.

Increased scrutiny from investors, lenders, and other market participants regarding our environmental, social and governance, or sustainability, responsibilities could expose us to additional costs or risks and adversely impact our liquidity, results of operations, reputation, employee retention, and stock price.

Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants, shareholders, and customers have focused increasingly on the environmental, social and governance (ESG) or “sustainability” practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet investor, lender, or other industry stakeholder expectations and standards, which continue to evolve, our access to capital may be negatively impacted based on an assessment of our ESG practices. These limitations, in both the debt and equity markets, may materially negatively affect our ability to manage our liquidity, our ability to refinance existing debt, grow our businesses, implement our strategies, our results of operations, and the price of our common stock.

We are currently preparing and expect to publish our first sustainability report in 2021, which will detail how we seek to manage our operations responsibly and ethically. The sustainability report is expected to include our policies and practices on a variety of social and ethical matters, including, but not limited to, corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards set forth in the sustainability report could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us.

PART I
Changes in tax laws or challenges to our tax positions pursuant to ongoing tax audits could negatively impact our earnings and cash flows.

We are subject to the tax laws and reporting rules of the U.S. (federal, state, and local) and several foreign jurisdictions. Current economic and political conditions make these tax rules (and governmental interpretation of these rules) in any jurisdiction, including the U.S., subject to significant change and uncertainty. There have been proposals, most notably by the Organization for Economic Cooperation and Development, to reform tax laws or change interpretations of existing tax rules. These proposals, if adopted, could significantly impact how our earnings and transactions are taxed as a multinational corporation. Although we cannot predict whether or in what form these proposals will become law, or how they might be interpreted, such changes could impact our assumptions related to the taxation of certain foreign earnings and have a material adverse effect on our earnings and cash flows.

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

LITIGATION RISK FACTORS

We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.

Although we deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have recorded an immaterial aggregate litigation contingency accrual at December 31, 2020. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies (which include Brazilian value-added tax and other matters) are estimated to be $12 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $12 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see Note T on page 130 of the Notes to Consolidated Financial Statements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s corporate office is located in Carthage, Missouri. As of December 31, 2020, we had 132 manufacturing locations, of which 84 were located across the United States and 48 were located in 16 foreign countries. We also had various sales, warehouse, and administrative facilities. However, our manufacturing plants are our most important properties.

PART I
Manufacturing Locations by Segment

	Company- Wide	Subtotals by Segment
Manufacturing Locations		Bedding Products	Specialized Products	Furniture, Flooring & Textile Products
United States	84	36	6	42
China	14	2	10	2
Europe	14	5	8	1
Canada	8	—	3	5
Mexico	7	4	2	1
Other	5	2	3	—
Total	132	49	32	51

For more information regarding the geographic location of our manufacturing facilities refer to “Geographic Areas of Operation” under Item 1 Business on page 11.
Manufacturing Locations Owned or Leased by Segment

	Company- Wide	Subtotals by Segment
Manufacturing Locations		Bedding Products	Specialized Products	Furniture, Flooring & Textile Products
Owned	70	34	13	23
Leased	62	15	19	28
Total	132	49	32	51

Upon the acquisition of ECS in January 2019, we added 13 manufacturing facilities located across the United States, of which six are owned. All of these facilities are held within Bedding Products and are included in the above totals.

We lease many of our manufacturing, warehouses, and other facilities on terms that vary by lease (including purchase options, renewals, and maintenance costs). For additional information regarding lease obligations, see Note K on page 105 of the Notes to Consolidated Financial Statements. Of our 132 manufacturing facilities, none are subject to liens or encumbrances that are material to the segment in which they are reported or to the Company as a whole.

None of our physical properties are, by themselves, material to the Company’s overall manufacturing processes, except for our steel rod mill in Sterling, Illinois, which is reported in Bedding Products. The rod mill consists of approximately 1 million square feet of production space, which we own. It has annual capacity and output of approximately 500,000 tons of steel rod, of which a substantial majority is used by our own wire mills. Our wire mills convert the steel rod into drawn steel wire. This wire is used in the production of many of our products, including mattress innersprings. A disruption to the operation of, or supply of steel scrap to, our steel rod mill could require us to purchase steel rod from alternative supply sources, subject to market availability. Trade actions by the United States government, along with the existence of antidumping and countervailing duty orders against multiple countries, could result in reduced market availability and/or an increase in the cost of steel rod. If we experience a disruption in our ability to produce steel rod in our mill, coupled with a reduction of adequate and/or timely supply from alternative market sources of quality steel rod, we could experience a material negative impact on our Bedding Products segment's and the Company's results of operations.

In the opinion of management, the Company’s owned and leased facilities are suitable and adequate for the manufacture, assembly and distribution of our products. Our properties are located to allow timely and efficient delivery of

PART I
products and services to our diverse customer base. Although our manufacturing facilities are generally operated at relatively high utilization rates, we do have excess production capacity in certain businesses.

Although the potential sale is subject to significant conditions that may change the timing, the amount, and whether the sale is completed at all, we have agreed to sell certain real estate associated with prior years' restructuring activities in the Bedding Products segment. If the sale is completed, we expect to realize a gain of up to $25 to $30 million on this transaction in 2021.

Item 3. Legal Proceedings.

Reference is made to the information in Note T beginning on page 130 of the Notes to Consolidated Financial Statements, which is incorporated into this section by reference.

Mattress Antidumping Matters

On March 31, 2020, the Company, along with six other domestic mattress producers, Brooklyn Bedding, Corsicana Mattress Company, Elite Comfort Solutions (a Leggett subsidiary), FXI, Inc., Innocor, Inc., and Kolcraft Enterprises, Inc., and two unions, the International Brotherhood of Teamsters and United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and manufacturers of mattresses in China were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries. On May 14, 2020, the ITC made a unanimous, affirmative preliminary determination of a reasonable likelihood of injury. On August 28, 2020, DOC made a preliminary determination on Chinese subsidies, assigning a duty rate of 97.78%. On October 28, 2020, DOC made a preliminary determination on dumping, assigning duty rates on imports from Cambodia (252.74%), Indonesia (2.61%), Malaysia (42.92%), Serbia (13.65%), Thailand (572.56-763.28%), Turkey (20.03%), and Vietnam (190.79-989.9%). Final determinations are expected in the first half of 2021, and, if affirmative, antidumping and countervailing duty orders would remain in effect for a five-year period.

Environmental Matters Involving Potential Monetary Sanctions of $300,000 or More

On February 16, 2021, a summons was issued to the Company’s French subsidiary, Specitubes SAS, to appear before the Judicial Court of Boulogne-Sur-Mer, France. The prosecutor has alleged (i) that Specitubes violated certain French environmental air emission standards, and an administrative order concerning those standards, by its use of a chlorinated lubricant, and (ii) that Specitubes, because of its use of the chlorinated lubricant, created a human health hazard. The allegations carry a possible fine of up to approximately $.6 million USD. Specitubes intends to defend this matter and will challenge the allegation. Although the outcome of this matter cannot be predicted with certainty, we do not expect it to have a material adverse effect on our financial position, cash flows or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART I
Supplemental Item. Information About Our Executive Officers.

The following information is included in accordance with the provisions of Part III, Item 10 of Form 10-K, Item 401(b) of Regulation S-K, and the Instruction to Item 401 of Regulation S-K.

The table below sets forth the names, ages and positions of all executive officers of the Company. Executive officers are normally appointed annually by the Board of Directors.

Name	Age	Position
Karl G. Glassman	62	Chairman and Chief Executive Officer
J. Mitchell Dolloff	55	President and Chief Operating Officer, President—Bedding Products
Jeffrey L. Tate	51	Executive Vice President and Chief Financial Officer
Steven K. Henderson	60	Executive Vice President, President—Specialized Products and Furniture, Flooring & Textile Products
Scott S. Douglas	61	Senior Vice President, General Counsel & Secretary
Susan R. McCoy	56	Senior Vice President, Investor Relations
Tammy M. Trent	54	Senior Vice President, Chief Accounting Officer

Subject to the severance benefit agreements with Mr. Glassman, Mr. Dolloff, Mr. Tate, Mr. Henderson, and Mr. Douglas listed as exhibits to this Report, the executive officers generally serve at the pleasure of the Board of Directors. Please see Exhibit Index on page 135 for reference to the agreements.
 Karl G. Glassman was appointed Chairman of the Board effective January 1, 2020 and continues to serve as Chief Executive Officer since his appointment in 2016. He previously served as President from 2013 to 2019, Chief Operating Officer from 2006 to 2015, Executive Vice President from 2002 to 2013, President of the former Residential Furnishings segment from 1999 to 2006, Senior Vice President from 1999 to 2002, and in various capacities since 1982.
J. Mitchell Dolloff was appointed the Company’s President and Chief Operating Officer, President—Bedding Products effective January 1, 2020. He previously served as Executive Vice President—Chief Operating Officer in 2019, President—Specialized Products and Furniture Products from 2017 to 2019, Senior Vice President and President of Specialized Products from 2016 to 2017, Vice President and President of the Automotive Group from 2014 to 2015, President of Automotive Asia from 2011 to 2013, Vice President of Specialized Products from 2009 to 2013, and in various other capacities for the Company since 2000.
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

PART I
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
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange (symbol LEG).

Shareholders and Dividends

As of February 16, 2021, we had 7,949 shareholders of record.

Increasing the dividend and maintaining our position as a Dividend Aristocrat remains a high priority. In 2020, we increased the annual dividend by $.02 from $1.58 to $1.60 per share. For over 30 years, we have generated operating cash in excess of our annual requirement for capital expenditures and dividends. We expect this again to be the case in 2021. We have no restrictions that materially limit our ability to pay such dividends or that we reasonably believe are likely to limit the future payment of dividends. Future dividends will be determined based on our earnings, capital requirements, financial condition, and other factors considered by our Board of Directors. However, our current expectation is to continue paying cash dividends on our common stock at the same or higher rate.

For more information on dividends see "Pay Dividends" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 53.

Issuer Purchases of Equity Securities

The table below is a listing of purchases of the Company’s common stock by us or any affiliated purchaser during each calendar month of the fourth quarter of 2020.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 2020	5,882	$44.94	—	10,000,000
November 2020	—	$—	—	10,000,000
December 2020	—	$—	—	10,000,000
Total	5,882	$44.94	—

1 This number represents shares which were not purchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company’s benefit plans. It does not include shares withheld for taxes on option exercises, stock unit conversions, and forfeitures, all of which totaled 11,316 shares in the fourth quarter.

2 On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and will remain in force until repealed by the Board of Directors. As such, effective January 1, 2021, the Company was authorized by the Board of Directors to repurchase up to 10 million shares in 2021. No specific repurchase schedule has been established. Because of the debt level increases in connection with the ECS acquisition in early 2019, we have and expect to continue to focus on deleveraging by temporarily limiting share repurchases, and using operating cash flow to repay debt.

Item 6. Selected Financial Data.

(Unaudited)	2020 [1]	2019 [2]	2018 [3]	2017 [4]	2016 [5]
(Dollar amounts in millions, except per share data)
Summary of Operations
Net Trade Sales from Continuing Operations	$4,280	$4,753	$4,270	$3,944	$3,750
Earnings from Continuing Operations	248	334	306	294	367
Earnings (loss) from Discontinued Operations, net of tax	—	—	—	(1)	19
Net Earnings attributable to Leggett & Platt, Inc. common shareholders	248	334	306	293	386
Earnings per share from Continuing Operations
Basic	1.82	2.48	2.28	2.16	2.66
Diluted	1.82	2.47	2.26	2.14	2.62
Earnings (Loss) per share from Discontinued Operations
Basic	—	—	—	(.01)	.14
Diluted	—	—	—	(.01)	.14
Net Earnings per share
Basic	1.82	2.48	2.28	2.15	2.80
Diluted	1.82	2.47	2.26	2.13	2.76
Cash Dividends declared per share	1.60	1.58	1.50	1.42	1.34
Summary of Financial Position
Total Assets	$4,754	$4,816	$3,382	$3,551	$2,984
Long-term Debt, including finance leases	$1,849	$2,067	$1,168	$1,098	$956

    All amounts are presented after tax.
1    Earnings from Continuing Operations for 2020 includes a $25 million goodwill impairment charge; a $6 million charge for note impairment; a $3 million stock write-off from a prior year divestiture; a $7 million charge for restructuring; and decreases from the impact of lower sales, primarily from pandemic-related economic declines across most of our businesses.

2    In January 2019, we acquired ECS for approximately $1.25 billion and increased our debt levels as discussed in Note R on page 125 and Note J on page 103 of the Notes to Consolidated Financial Statements. Earnings from Continuing Operations for 2019 includes a $13 million charge for restructuring; and a $1 million charge for ECS transaction costs.

3    Earnings from Continuing Operations for 2018 includes a $14 million charge for restructuring; a $12 million charge for note impairment; a $6 million charge for ECS transaction costs; and a $2 million benefit associated with Tax Cuts and Jobs Act (TCJA).
4    Earnings from Continuing Operations for 2017 includes a $50 million charge associated with TCJA; $13 million of net gains on sales of a business and real estate; an $8 million tax benefit from a divestiture; a $10 million pension settlement charge; and a $3 million charge for an impairment of a wire business.

5    Earnings from Continuing Operations for 2016 includes $16 million of gains on sales of businesses; a $3 million goodwill impairment charge; and a $5 million gain on a foam litigation settlement. Discontinued operations primarily consists of a gain on a foam litigation settlement.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

HIGHLIGHTS

As with most companies, we faced a wide variety of challenges in 2020 stemming from the COVID-19 pandemic. The impact began in January, directly affecting our operations in China. The crisis accelerated, impacting virtually all geographies by mid-March. We quickly took action to align our variable cost structure to demand levels, significantly reduce fixed costs and cut capital expenditures, prioritize accounts receivable and inventory management, and amend the financial covenant in our revolving credit facility to provide additional liquidity. These efforts helped to strengthen cash flow and protect our balance sheet. By mid-second quarter, we began to see rapid recovery in businesses serving home-related markets. This benefited our Bedding, Home Furniture, Flooring, and Textiles businesses. As sales recovered, we maintained most of the fixed cost reductions, adding costs only to support higher volumes and future growth opportunities. EBIT margins benefited from this cost discipline.
Sales decreased 10% in 2020, primarily from pandemic-related economic declines across most of our businesses. Acquisitions added 1% to sales. Organic sales (as defined below) were down 11%, on 10% lower volume and raw material-related selling price decreases of 1%.

Earnings decreased primarily from the impact of lower sales, a change in LIFO impact, and a goodwill impairment charge, partially offset by fixed cost reductions.

In 2020, we generated operating cash flow of $603 million, a $65 million decrease versus a record $668 million in 2019. The decrease was driven primarily by lower earnings. We generated more than enough operating cash flow to fund dividends and capital expenditures, something we have accomplished each year for over 30 years.

Because of the economic impacts of the COVID-19 pandemic on our business, we amended our revolving credit agreement in May to change our financial covenant to a 4.75x net debt to trailing 12-month EBITDA metric (from 3.5x total debt). This change increased availability under our revolving credit facility, which serves as back-up for our commercial paper program. We ended 2020 with full availability under the $1.2 billion credit facility. We also continued our focus on deleveraging in 2020 by limiting acquisitions and share repurchases and using operating cash flow to repay debt. We reduced debt by $228 million in 2020 and expect to further reduce debt levels in 2021. Our financial base remains strong.

We increased the annual dividend in 2020 to $1.60 per share from $1.58 per share in 2019 and extended our record of consecutive annual increases to 49 years. Consistent with our deleveraging plan, share repurchases were limited in 2020. For the full year, we repurchased 240,000 shares of our stock, primarily surrendered for employee benefit plans.

Portfolio management remains a strategic priority. Over the past several years we have enhanced our business portfolio and improved margins by growing our stronger businesses and exiting or restructuring businesses that consistently struggled to deliver acceptable returns. During 2020, we divested two businesses in our Bedding Products segment: a small operation in our former Fashion Bed business and a small specialty wire operation in our Drawn Wire business. Total capital expenditures were $66 million, 54% lower than 2019, reflecting our sharp focus on optimizing cash flow as we navigated the effects of the COVID-19 pandemic.

We incurred the following pretax charges in 2020:

(Dollar amounts in millions)	Cash	Non-Cash	Total
Goodwill impairment	$—	$25	$25
Note impairment	—	8	8
Stock write-off from prior year divestiture	—	4	4
Restructuring-related charges	8	1	9
Total charges	$8	$38	$46

The $25 million goodwill impairment charge related to our Hydraulic Cylinders business. The $8 million impairment charge related to a note receivable. The $4 million stock write-off was associated with a prior year divestiture that filed bankruptcy in 2020. The restructuring-related charges are primarily attributable to pandemic-related severance costs.

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

We monitor our TSR performance relative to the S&P 500 on a rolling three-year basis. Our TSR was below the 11-14% target over the most recent 3-year period. Over those same years, the TSR of the S&P 500 at 14% was well above historical averages. As a result, our recent 3-year averages did not meet our top-third goal. For the 3-year period that ended on December 31, 2020, our TSR performance of 1% placed us in the bottom third of the S&P 500. We believe our disciplined growth strategy, portfolio management, and prudent use of capital will support achievement of our goal over time.
The table below shows the components of our TSR targets. Long term, accomplishing this level of performance over rolling three-year periods should enable us to consistently attain our top-third TSR goal.

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

Customers

We serve a broad suite of customers, with our largest customer representing approximately 6% of our sales in 2020. Many are companies whose names are widely recognized. They include bedding brands and manufacturers; residential and office furniture producers; automotive OEM and Tier 1 manufacturers; and a variety of other companies.

Organic Sales

We calculate organic sales as trade sales excluding sales attributable to acquisitions and divestitures consummated within the last twelve months.  Management uses the metric, and it is useful to investors, as supplemental information to analyze our underlying sales performance from period to period in our legacy businesses.

PART II
Major Factors That Impact Our Business

Many factors impact our business, but those that generally have the greatest impact are market demand, raw material cost trends, and competition. However, in 2020 COVID-19 has had the largest impact on our business.

COVID-19 Impacts on our Business

The impact of the COVID-19 pandemic began in January 2020, directly affecting our operations in China, as well as the global supply chain. The crisis accelerated, impacting virtually all geographies by mid-March. The pandemic had, and could further have, an adverse impact, in varying degrees, to among other things (i) the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries; (ii) our manufacturing operations' ability to remain open, or fully operate, obtain necessary raw materials and parts, maintain appropriate labor levels, and ship finished products to customers; (iii) operating costs related to pay and benefits for terminated employees; (iv) the collection of trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency; (v) impairment of goodwill and long-lived assets; and (vi) our ability to borrow under our credit facility in compliance with restrictive covenants; all of which, in the aggregate, had, and could further have, a material negative impact on our trade sales, earnings, cash flow, and financial condition.

In response to the COVID-19 pandemic, we took action to:
•Implement comprehensive safety protocols
•Monitor and manage supply chain risks
•Align our variable cost structure to demand levels
•Significantly reduce fixed costs by approximately $90 million and cut capital expenditures by over 50% to $66 million (used primarily for maintenance capital)
•Prioritize accounts receivable collections and manage inventory levels
•Amend the financial covenant in our revolving credit facility to provide additional liquidity

These efforts helped to strengthen cash flow and protect our balance sheet as we moved through the year. By mid-second quarter 2020, we began to see rapid recovery in businesses serving home-related markets. With consumers spending less on travel and entertainment, they began investing more in their homes. This benefited our Bedding, Home Furniture, Flooring, and Textiles businesses. We ended 2020 with fourth quarter sales in many of our businesses above fourth quarter 2019 levels. We believe that our financial resources and liquidity levels, along with various contingency plans to reduce costs are sufficient to manage the impact currently anticipated from the COVID-19 pandemic. Below is a more in-depth discussion of the various 2020 impacts of COVID-19 on our business.

Demand for our Products. Various governments in Asia, Europe, North America, and elsewhere instituted, and some have reinstituted, quarantines, shelter-in-place, or stay-at-home orders, or restrictions on public gatherings as well as limitations on social interactions, which have had, and could further have, an adverse effect on the demand for our products.

Trade sales in 2020 were down 10% versus 2019. Following steep declines in the second quarter of 2020, we returned to year-over-year sales growth in the third and fourth quarters in ECS, U.S. and European Spring, Home Furniture, Fabric Converting, and Geo Components. These business units continued to benefit from a consumer spending focus on home products. Automotive trade sales grew in the fourth quarter, while demand continues to be weak in our Aerospace and Work Furniture business units.

Impact on our Manufacturing Operations. We have manufacturing facilities in the United States and 16 other countries. All of these countries have been affected by the COVID-19 pandemic. Our facilities are open but we have, from time to time, some capacity restrictions on our plants due to governmental orders in various parts of the world. We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition, or re-imposition, of restrictive social measures, mandatory closures of retail establishments that sell our products or our customers’ products, travel restrictions, and restrictions on the import or export of products.

PART II
The U.S. and other governments have ordered that certain nonwoven fabrics used to produce ComfortCore® innersprings be prioritized to produce medical supplies, resulting in shortages of the fabrics for non-medical applications. These shortages and strong bedding demand have caused the Company temporarily to be unable to supply full industry demand for ComfortCore®. In an effort to manage supply chain risks, we are engaging with customers to work through these issues. The shortages have resulted in higher pricing for nonwoven fabrics. If we are unable to obtain the fabrics, cannot pass the cost along to our customers, are required to modify existing contracts to accommodate customers, or pay damage claims to customers, our results of operations may be negatively impacted. As demand has improved, we also have experienced some temporary labor shortages. We are in the process of hiring additional employees and adding equipment, particularly in our U.S. Spring business, to meet this demand.

Because of the shift of production by semiconductor microchip manufacturers to consumer electronics, such as laptops and tablets for home-schooling and home-offices, and away from automotive applications during the COVID-19 related automotive industry shutdowns in 2020, currently there is a shortage of microchips in the automotive industry. Our Automotive Group uses the microchips in seat comfort products, and to a lesser extent in motors and actuators. Although, to date, our Automotive Group has been able to obtain an adequate supply of microchips, we are dependent on our suppliers to deliver these microchips in accordance with our production schedule, and a shortage of the microchips can disrupt our operations and our ability to deliver products to our customers. Also, because of the industry shortage, automotive OEMs and other suppliers have not been able to secure an adequate supply of microchips, and as a result have reduced their production of automobiles or parts, which in turn has recently reduced, and may continue to reduce our sale of products. If we cannot secure an adequate supply of microchips in our supply chain, and the microchips cannot be sourced from a different supplier, or the automotive OEMs and other suppliers continue to reduce their production as a result of such shortage, this may negatively impact our sales, earnings and financial condition.

Some facilities have experienced problems delivering products to customers because of travel restrictions and disruption in logistics necessary to import, export, or transfer products across borders.

Our inability to keep our manufacturing operations open, build and maintain appropriate labor levels, obtain necessary raw materials and parts, and ship finished products to customers may increase labor and commodity costs and otherwise negatively impact our results of operations.

The Company has implemented comprehensive safety protocols focused on protecting our employees and ensuring a safe work environment. Where possible, our employees are working remotely. However, most of our production employees have returned to work. When employees test positive for COVID-19, we follow adopted protocols which include enhanced disinfecting that targets areas that have likely exposure to COVID-19. The employee is required to observe a quarantine period, monitor symptoms, and follow medical guidance prior to returning to work. Contact tracing is performed to identify any other employees who had direct contact with the employee who tested positive for COVID-19. If any direct contacts are identified, those employees must also self-isolate, monitor symptoms, and follow medical guidance prior to returning to work. A significant increase in COVID-19 cases among our employees may disrupt our ability to maintain necessary labor levels and produce and deliver products to our customers if we are unable to shift production to other manufacturing facilities.

Severance Costs Related to Workforce Reductions. To align our variable cost structure to reduced demand for our products in certain business units, we decreased the size of our workforce. We incurred severance costs of $7 million in 2020 and we do not expect any additional material charges. However, if circumstances change because of lack of demand, mandatory governmental closure of our facilities, or otherwise, we may incur future material separation costs.

Collection of Trade and Notes Receivables. Some of our customers and other third parties have been adversely affected by the social and governmental restrictions and limitations related to the COVID-19 pandemic. If these parties suffer significant financial difficulty, they may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these parties. If we are unable to collect trade receivables and other notes receivables on a timely basis, this inability will require larger provisions for bad debt. We are closely monitoring accounts receivable and collections. However, at December 31, 2020, the level of our accounts receivable in current status was above pre-COVID-19 levels.

PART II
Impairment of Goodwill and Long-Lived Assets. A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2020, goodwill and other intangible assets represented $2.1 billion, or 44% of our total assets.

The 2020 annual goodwill impairment testing resulted in a $25 million non-cash goodwill impairment charge in the second quarter of 2020 with respect to our Hydraulic Cylinders reporting unit, which is a part of the Specialized Products segment. Demand for hydraulic cylinders is dependent upon capital spending for material handling equipment.

The impairment charge reflects the complete write-off of the goodwill associated with the Hydraulic Cylinders reporting unit and will not result in future cash expenditures. The anticipated longer-term economic impacts of COVID-19 lowered expectations of future revenue and profitability causing its fair value to fall below its carrying value. In connection with the preparation and review of the second quarter financial statements we concluded that an impairment charge was required with respect to this reporting unit.

Of the remaining six reporting units, three had fair values in excess of carrying value of less than 100%.
•Fair value for our Bedding reporting unit exceeded carrying value by 68%. Our 2019 acquisition of ECS is part of our Bedding reporting unit, and goodwill for our Bedding reporting unit was $857 million at December 31, 2020.
•Fair value for our Aerospace reporting unit exceeded carrying value by 51%. Goodwill for the Aerospace reporting unit was $59 million at December 31, 2020.
•Fair value for our Work Furniture reporting unit exceeded carrying value by 25%. Goodwill for the Work Furniture reporting unit was $97 million at December 31, 2020.

If there is a prolonged adverse economic impact from the COVID-19 pandemic, or otherwise, we may not be able to achieve projected performance levels. Internal forecasts and industry data suggest that economic impacts of COVID-19 for the aerospace industry may be longer than previously expected. We are continuing to monitor all factors impacting this industry. If actual results materially differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur future impairment charges. These non-cash charges could have a material negative impact on our earnings.

Our Ability to Borrow under our Credit Facility. Our multi-currency credit facility matures in January 2024 and provides us the ability, from time to time subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.2 billion. Because of the economic impacts of the COVID-19 pandemic on our business, in early May 2020 we amended the credit facility to, among other things, change the restrictive borrowing covenants. The prior leverage ratio covenant required us to maintain a leverage ratio of consolidated funded indebtedness to trailing 12-month consolidated EBITDA (each as defined in the credit facility) of not greater than 3.50 to 1.00. The covenant was changed in two ways: (i) the calculation of the ratio now subtracts unrestricted cash (as defined in the credit facility) from consolidated funded indebtedness; and (ii) the ratio levels were changed to 4.75 to 1.00 for each fiscal quarter-end date through March 31, 2021; 4.25 to 1.00 at June 30, 2021; 3.75 to 1.00 at September 30, 2021; and 3.25 to 1.00 at December 31, 2021 and thereafter. In addition, the amount of total secured debt limit was changed from 15% to 5% of our total consolidated assets until December 31, 2021, at which time it will revert back to 15%. Various interest rate terms were also changed. The impact on our interest expense will depend upon our ability to access the commercial paper market, and if so, the degree of that access. The amended credit facility also contains an anti-cash hoarding provision that limits borrowing if the Company has a consolidated cash balance (as defined in the credit facility) in excess of $300 million without planned expenditures. At December 31, 2020, the Company was in compliance with all of its debt covenants and expects to be able to maintain compliance with the amended debt covenant requirements.

Our credit facility serves as back-up for our commercial paper program. At December 31, 2020, we had no commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month consolidated EBITDA, unrestricted cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month consolidated EBITDA, unrestricted cash, and debt levels at December 31, 2020, our borrowing capacity under the credit facility was the full $1.2 billion at year end. However, this may not be indicative of the actual borrowing capacity going forward, which may be materially different depending on our consolidated EBITDA, unrestricted cash, and

PART II
debt levels at that time. Also, our access to the commercial paper market may be restricted depending on the impact of the COVID-19 pandemic to the short-term debt markets.

Relief under the CARES Act and Foreign Governmental Subsidies. We are deferring payment of employer's Social Security match into 2021 and 2022, as provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Through December 31, 2020, we have deferred $19 million. Half of the amount will be paid in 2021 and half in 2022. We also received $21 million in government subsidies, primarily in our international locations, in 2020. These deferrals and subsidies are not expected to have a material impact on our short- or long-term financial condition, results of operations, liquidity, or capital resources and do not contain material restrictions on our operations, sources of funding, or otherwise.

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

Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Over the past few years, we have seen varying degrees of inflation and deflation in U.S. steel pricing. In 2019, steel costs decreased through most of the year. In 2020, steel costs deflated modestly through the majority of the year followed by significant inflation late in the year.

As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). In 2019, although steel prices decreased through the year, a wider metal margin persisted. As a result, our steel operations experienced enhanced profitability in 2019. In 2020, these metal margins compressed to near normalized levels.

With the acquisition of ECS, we now have greater exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but ECS has generally passed the changes through to its customers. In 2019, ECS experienced a negative effect on trade sales due to chemical deflation. In 2020, chemicals deflated further in the first half of the year followed by inflation in the second half of the year as a result of supply shortages.

Our other raw materials include woven and nonwoven fabrics and foam scrap. We have experienced changes in the cost of these materials and generally have been able to pass them through to our customers.

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

We continue to face pressure from foreign competitors, as some of our customers source a portion of their components and finished products offshore. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. We typically remain price competitive in most of our business units, even versus many foreign manufacturers, as a result of our highly efficient operations, automation, vertical integration in steel and wire, logistics and distribution efficiencies, and large scale purchasing of raw materials and commodities. However, we have also reacted to foreign competition in certain cases by selectively adjusting prices, developing new proprietary products that help our customers reduce total costs, and shifting production offshore to take advantage of lower input costs.

Since 2009, there have been antidumping duty orders on innerspring imports from China, South Africa, and Vietnam, ranging from 116% to 234%.  In September 2019, the Department of Commerce (DOC) and the International Trade Commission (ITC) concluded a second sunset review extending the orders for an additional five years, through October 2024; at which time, the DOC and ITC will conduct a third sunset review to determine whether to extend the orders for an additional five years.

Antidumping and countervailing duty cases filed by major U.S. steel wire rod producers have resulted in the imposition of antidumping duties on imports of steel wire rod from Brazil, China, Belarus, Indonesia, Italy, Korea, Mexico, Moldova, Russia, South Africa, Spain, Trinidad & Tobago, Turkey, Ukraine, United Arab Emirates, and the United Kingdom, ranging from 1% to 757%, and countervailing duties on imports of steel wire rod from Brazil, China, Italy, and Turkey, ranging from 3% to 193%. In June 2020, the ITC and DOC concluded a first sunset review, extending the orders on China through June 2025, and in July 2020, the ITC and DOC concluded a third sunset review, determining to extend the orders on Brazil, Indonesia, Mexico, Moldova, and Trinidad & Tobago through August 2025. Duties will continue through December 2022 for Belarus, Italy, Korea, Russia, South Africa, Spain, Turkey, Ukraine, United Arab Emirates, and the United Kingdom. At those times, the DOC and the ITC will conduct sunset reviews to determine whether to extend those orders for an additional five years.

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

In March 2020, the Company, along with other domestic mattress producers and two labor unions representing workers at other mattress producers, filed antidumping petitions with the DOC and the ITC alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and a countervailing duty petition alleging manufacturers of mattresses in China were benefiting from subsidies. In May 2020, the ITC made a unanimous, affirmative preliminary determination of a reasonable likelihood of injury. In August 2020, the DOC made a preliminary determination in the countervailing investigation, assigning China a duty rate of 97.78%, and, in late October 2020, the DOC made preliminary determinations in the antidumping investigations, assigning duty rates of 2.61- 989.9%. Final determinations are expected in the first half of 2021. See Item 3 Legal Proceedings on page 28 for more information.

PART II
Acquisition of ECS

On January 16, 2019, we acquired ECS for a cash purchase price of approximately $1.25 billion. ECS, headquartered in Newnan, Georgia, is a leader in specialized foam technology, primarily for the bedding and furniture industries. With 16 facilities across the United States, ECS operates a vertically-integrated model, developing many of the chemicals and additives used in foam production, producing specialty foam, and manufacturing private label finished products. These innovative specialty foam products include finished mattresses sold through both traditional and online channels, mattress components, mattress toppers and pillows, and furniture foams. ECS has a diversified customer mix and a strong position in the high-growth compressed mattress market segment. ECS operates within the Bedding Products segment.

For information on the financing of the ECS acquisition, please see the Commercial Paper Program on page 55.

Change in Segment Reporting in 2020

Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. To reflect how we manage our businesses, and in conjunction with the change in executive officer leadership, our management organizational structure and all related internal reporting changed effective January 1, 2020. As a result, the composition of our segments also changed to reflect the new structure. For information on the change in our segment reporting structure, please see Item 1 Business, Revised Segment Structure on page 7.

RESULTS OF OPERATIONS—2020 vs. 2019

Trade sales decreased 10% in 2020. Acquisitions, net of divestitures, added 1% to sales growth. Organic sales decreased 11%, with volume down 10%. Trade sales were primarily impacted by pandemic-related economic declines along with the planned lower volume in business we exited in connection with the 2018 Restructuring Plan as discussed in Note E beginning on page 93 of the Notes to Consolidated Financial Statements (which reduced trade sales 2%). Raw material-related selling price decreases early in the year reduced trade sales 1%.
Earnings decreased primarily from lower trade sales volume, change in LIFO impact, and a goodwill impairment charge, partially offset by fixed cost reductions. Further details about our consolidated and segment results are discussed below.

PART II
Consolidated Results

The following table shows the changes in sales and earnings during 2020, and identifies the major factors contributing to the changes.

(Dollar amounts in millions, except per share data)	Amount	% [1]
Net trade sales:
Year ended December 31, 2019	$4,753
Divestitures	(14)	—%
2019 sales excluding divestitures	4,739
Approximate volume losses	(483)	(10)%
Approximate raw material-related inflation and currency impact	(32)	(1)
Organic sales	(515)	(11)
Acquisition sales growth	56	1
Year ended December 31, 2020	$4,280	(10)%
Earnings:
(Dollar amounts, net of tax)
Year ended December 31, 2019	$334
Lower restructuring-related charges ($13 in 2019; $7 in 2020)	6
Goodwill impairment	(25)
Note impairment	6
Stock write-off from a prior year divestiture	(3)
Other items, including COVID-related economic declines and a change in LIFO impact, partially offset by fixed cost reductions, lower interest expense and lower taxes	(70)
Year ended December 31, 2020	$248
2019 Earnings Per Diluted Share	$2.47
2020 Earnings Per Diluted Share	$1.82
   1 Calculations impacted by rounding

Full-year trade sales decreased 10%, to $4,280 million, and organic sales decreased 11%. Volume declined 10%, primarily due to pandemic-related economic declines and the planned exit of business in Fashion Bed and Drawn Wire which reduced sales 2%. Raw material-related selling price deflation early in the year reduced sales by 1%. Acquisitions, net of divestitures, contributed 1% to sales growth.

As indicated in the table above, earnings decreased from the goodwill impairment charge, the impairment charge related to a note receivable, and the stock write-off associated with a prior year divestiture that filed bankruptcy in 2020, partially offset by lower restructuring-related charges. Operationally, earnings decreased primarily from the impact of lower sales and a change in LIFO impact, partially offset by fixed cost reductions.

LIFO Impact

The last-in, first-out (LIFO) method is primarily used to value our domestic steel-related inventories, largely in the Bedding Products segment and Furniture, Flooring & Textile Products segment. Prior to 2019, inventories accounted for using the LIFO method represented approximately 50% of our inventories. With the acquisition of ECS in the first quarter of 2019, inventories valued using the LIFO method decreased to roughly 40%, as ECS does not utilize the LIFO method. However, due to the sharp increase in demand that began in the latter part of the second quarter of 2020 and several divestitures and closures of operations using the LIFO method in the last three years, our LIFO inventories have been lower than historical levels, and currently represent about one-third of our total inventories. In 2020, a sharp increase in steel scrap costs during the fourth quarter resulted in a full-year pretax LIFO expense of $8 million. In 2019, decreasing steel costs resulted in a full-year pretax LIFO benefit of $32 million.

For further discussion of inventories, see Note A on page 82 of the Notes to Consolidated Financial Statements.

Interest and Income Taxes

Net interest expense in 2020 was lower by $4 million compared to the twelve months ended December 31, 2019 primarily due to lower debt levels and interest rates.

Our worldwide effective income tax rate was 23% in 2020, compared to 22% in 2019. The following table reflects how our effective income tax rate differs from the statutory federal income tax rate. See Note N on page 119 of the Notes to Consolidated Financial Statements for additional details.

	Year Ended December 31
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	.8	1.4
Tax effect of foreign operations	(2.2)	(1.6)
Global intangible low-taxed income	(.4)	2.2
Current and deferred foreign withholding taxes	2.8	1.2
Stock-based compensation	(.6)	(1.1)
Change in valuation allowance	.8	.4
Change in uncertain tax positions, net	.6	(.3)
Goodwill impairment	1.7	—
Other permanent differences, net	(1.4)	(.3)
Other, net	(.3)	(.5)
Effective tax rate	22.8%	22.4%

PART II
Segment Results

In the following section we discuss 2020 sales and EBIT (earnings before interest and taxes) for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note F on page 95 of the Notes to Consolidated Financial Statements. All segment data has been retrospectively adjusted to reflect the change in segment structure discussed on page 7.

(Dollar amounts in millions)	2020	2019	Change in Sales		% Change Organic
			$	%	Sales [1]
Trade Sales
Bedding Products	$2,039.3	$2,254.3	$(215.0)	(9.5)%	(10.0)%
Specialized Products	891.2	1,066.8	(175.6)	(16.5)	(16.5)
Furniture, Flooring & Textile Products	1,349.7	1,431.4	(81.7)	(5.7)	(8.1)
Total trade sales	$4,280.2	$4,752.5	$(472.3)	(9.9)%	(10.9)%

	2020	2019	Change in EBIT		EBIT Margins
			$	%	2020	2019
EBIT
Bedding Products	$185.8	$235.8	$(50.0)	(21.2)%	9.1%	10.5%
Specialized Products	91.9	170.5	(78.6)	(46.1)	10.3	16.0
Furniture, Flooring & Textile Products	126.2	107.4	18.8	17.5	9.4	7.5
Intersegment eliminations & other	(3.4)	(.3)	(3.1)
Total EBIT	$400.5	$513.4	$(112.9)	(22.0)%	9.4%	10.8%

	2020	2019
Depreciation and Amortization
Bedding Products	$106.7	$107.3
Specialized Products	44.3	41.8
Furniture, Flooring & Textile Products	25.5	25.7
Unallocated [2]	12.9	17.1
Total Depreciation and Amortization	$189.4	$191.9

1 This is the change in sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the Bedding Products and Furniture, Flooring & Textile Products discussions below for a reconciliation of the change in total segment sales to organic sales.

2 Unallocated consists primarily of depreciation and amortization on non-operating assets.

Bedding Products

Trade sales decreased 9.5%. Acquisitions, net of divestitures, increased sales .5%. Organic sales were down 10%. Volume decreased 9%, with raw material-related selling price decreases and negative currency impact reducing sales 1%.

EBIT decreased $50 million, primarily from pandemic-related economic declines, change in LIFO impact, lower metal margin in our rod mill, and the $8 million impairment related to a note receivable, partially offset by fixed cost reductions.

 Specialized Products

In Specialized Products, trade sales were down 16%. Organic sales were down 16%, with volume down 17%. Currency benefit increased sales 1%.

EBIT decreased $79 million, primarily from pandemic-related economic declines and a $25 million goodwill impairment charge in Hydraulic Cylinders, partially offset by fixed cost reductions.

Furniture, Flooring & Textile Products

Trade sales in Furniture, Flooring & Textile Products decreased 6%. Organic sales were down 8% and volume decreased 8%, with raw material-related selling price decreases offset by a currency benefit. A small Geo Components acquisition completed in December 2019 added 2% to trade sales.
EBIT increased $19 million, primarily from fixed cost reductions, improved pricing and lower restructuring-related charges, partially offset by lower volume.

RESULTS OF OPERATIONS—2019 vs. 2018

Trade sales increased 11% in 2019. Acquisitions, primarily ECS, added 14% to sales. Organic sales were down 3%, on 3% lower volume. Raw material-related selling price increases added 1% to sales, offset by a 1% negative currency impact. Sales growth in most businesses, including U.S. Spring, Automotive, Work Furniture, and Aerospace, was offset primarily by the planned exit of business in Fashion Bed and Home Furniture which reduced sales 3% and weak trade demand for steel rod and wire.

Earnings increased from the non-recurrence of a note impairment charge in 2018 and lower restructuring-related and acquisition-related transaction costs. Earnings further improved from lower raw material costs (including LIFO benefit), the ECS acquisition, and improved earnings performance as a result of the restructuring activities in our Home Furniture and Fashion Bed businesses. Further details about our consolidated and segment results are discussed below.

PART II

Consolidated Results

The following table shows the changes in sales and earnings during 2019, and identifies the major factors contributing to the changes.

(Dollar amounts in millions, except per share data)	Amount	% [1]
Net trade sales:
Year ended December 31, 2018	$4,270
Approximate volume losses	(112)	(3)%
Approximate raw material-related inflation and currency impact	(22)	—
Organic sales	(134)	(3)
Acquisition sales growth	617	14
Year ended December 31, 2019	$4,753	11%
Earnings:
(Dollar amounts, net of tax)
Year ended December 31, 2018	$306
Lower restructuring-related charges ($14 in 2018; $13 in 2019)	1
Lower ECS transaction costs ($6 in 2018; $1 in 2019)	5
Non-recurrence of note impairment	12
Other items, including contribution from ECS, lower raw material costs (including LIFO benefit) and improved earnings primarily in Furniture, Flooring & Textile Products partially offset by higher interest expense and higher taxes	10
Year ended December 31, 2019	$334
2018 Earnings Per Diluted Share	$2.26
2019 Earnings Per Diluted Share	$2.47
  1 Calculations impacted by rounding

Full-year trade sales grew 11%, to $4.75 billion, and organic sales decreased 3%. Volume declined 3%, with gains in most of our businesses, including U.S. Spring, Automotive, Work Furniture, and Aerospace, more than offset by the planned exit of business in Fashion Bed and Home Furniture which reduced sales 3% and weak trade demand for steel rod and wire. Raw material-related selling price inflation from increases implemented in late 2018 were offset by a negative currency impact. Acquisitions contributed 14% to sales growth.

As indicated in the table above, earnings increased from the non-recurrence of a note impairment charge in 2018 and lower restructuring-related and acquisition-related transaction costs. Operationally, earnings improved primarily from lower raw material costs (including LIFO benefit), the ECS acquisition, and improved earnings performance from the 2018 Restructuring Plan.

LIFO Impact

At December 31, 2019, approximately 40% of our inventories were valued on the LIFO method. These were primarily our domestic, steel-related inventories. In 2019, decreasing steel costs resulted in a full-year pretax LIFO benefit of $32 million. In 2018, increasing steel costs resulted in a full-year pretax LIFO expense of $31 million.

For further discussion of inventories, see Note A on page 82 of the Notes to Consolidated Financial Statements.

 Interest and Income Taxes

Net interest expense in 2019 was higher by $30 million primarily due to debt increases in early 2019 to fund the ECS acquisition.

Our worldwide effective income tax rate was 22% in 2019, compared to 20% in 2018. The following table reflects how our effective income tax rate differs from the statutory federal income tax rate. See Note N on page 119 of the Notes to Consolidated Financial Statements for additional details.

	Year Ended December 31
	2019	2018
Statutory federal income tax rate	21.0%	21.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	1.4	.9
Tax effect of foreign operations	(1.6)	(.7)
Global intangible low-taxed income	2.2	.7
Current and deferred foreign withholding taxes	1.2	3.8
Stock-based compensation	(1.1)	(.8)
Change in valuation allowance	.4	(2.0)
Change in uncertain tax positions, net	(.3)	(.3)
Other permanent differences, net	(.3)	(1.4)
Other, net	(.5)	(.8)
Effective tax rate	22.4%	20.4%

PART II
 Segment Results

In the following section we discuss 2019 sales and EBIT for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note F on page 95 of the Notes to Consolidated Financial Statements. All segment data has been retrospectively adjusted to reflect the change in segment structure discussed on page 7.

(Dollar amounts in millions)	2019	2018	Change in Sales		% Change Organic
			$	%	Sales [1]
Trade Sales
Bedding Products	$2,254.3	$1,795.3	$459.0	25.6%	(6.0)%
Specialized Products	1,066.8	1,056.3	10.5	1.0	—
Furniture, Flooring & Textile Products	1,431.4	1,417.9	13.5	1.0	(2.0)
Total trade sales	$4,752.5	$4,269.5	$483.0	11.3%	(3.0)%

	2019	2018	Change in EBIT		EBIT Margins
			$	%	2019	2018
EBIT
Bedding Products	$235.8	$149.8	$86.0	57.4%	10.3%	8.1%
Specialized Products	170.5	189.0	(18.5)	(9.8)	15.9	17.8
Furniture, Flooring & Textile Products	107.4	98.6	8.8	8.9	7.4	6.9
Intersegment eliminations & other	(.3)	(.5)	.2
Total EBIT	$513.4	$436.9	$76.5	17.5%	10.8%	10.2%

	2019	2018
Depreciation and Amortization
Bedding Products	$107.3	$47.3
Specialized Products	41.8	39.0
Furniture, Flooring & Textile Products	25.7	27.0
Unallocated [2]	17.1	22.8
Total Depreciation and Amortization	$191.9	$136.1

1 This is the change in sales not attributable to acquisitions or divestitures in the last 12 months. Refer to each segment discussion below for a reconciliation of the change in total segment trade sales to organic sales.

2 Unallocated consists primarily of depreciation and amortization on non-operating assets.

Bedding Products

Trade sales grew 26%. Acquisitions added 32% to sales partially offset by a 6% organic sales decline. Volume decreased 5%, primarily from our decision to exit Fashion Bed and weak trade demand for steel rod and wire, partially offset by growth in U.S Spring and European Spring. Currency impact reduced sales by 1%.

EBIT increased $86 million, primarily from lower raw material costs (including LIFO benefit), earnings from the ECS acquisition (including $45 million of amortization expense and a $5 million non-recurring charge related to acquired inventories) and the non-recurrence of a $16 million non-cash impairment charge related to a note receivable in the fourth quarter of 2018.

 Specialized Products

Trade sales were up 1% from the PHC acquisition in early 2018. Organic sales were flat. Volume increased 2% from growth in Automotive and Aerospace. Currency impact, net of raw material-related selling price increases in Hydraulic Cylinders, decreased sales 2%.

EBIT decreased $18 million, with earnings from higher sales offset by higher operating costs in Aerospace and Hydraulic Cylinders, negative currency impact, and investment to support future growth in Automotive.

Furniture, Flooring & Textile Products

Trade sales increased 1%. Acquisitions added 3% to sales. Organic sales were down 2%. Volume decreased 3%, primarily from planned declines in Home Furniture and lower sales in Flooring Products, partially offset by growth in Work Furniture and Geo Components. Raw material-related price increases, net of negative current impact, added 1% to sales.

EBIT increased $9 million, primarily from improved pricing and lower fixed costs attributable to restructuring activity and lower restructuring-related charges ($6 million in 2019 versus $9 million in 2018).

LIQUIDITY AND CAPITALIZATION

In 2020, we generated $603 million in cash from operations, a $65 million decrease from 2019. Our operations provided more than enough cash to fund both capital expenditures and dividend payments, something we have accomplished each year for over 30 years. We expect this to again be the case in 2021.

Total capital expenditures in 2020 were $66 million, 54% lower than 2019, reflecting our sharp focus on optimizing cash flow as we navigated the effects of COVID-19. We raised the annual dividend to $1.60 per share from $1.58 per share and extended our record of consecutive annual increases to 49 years.

In May, we amended our revolving credit agreement to change our financial covenant to a 4.75x net debt to trailing 12-month EBITDA metric (from 3.5x total debt). This change increased availability under the revolving credit facility, which serves as back-up for our commercial paper program. We ended 2020 with full availability under the $1.2 billion credit facility.

We also continued our focus on deleveraging in 2020 by limiting acquisitions and share repurchases and using operating cash flow to repay debt. We reduced debt by $228 million in 2020 and expect to further reduce debt levels in 2021. In keeping with our deleveraging plan, we repurchased only 240,000 shares of our stock during the year, primarily surrendered for employee benefit plans.

PART II
Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations.

        Cash from operations-2018 $440 million, 2019 $668 million, 2020 $603 million
Cash from operations decreased $65 million in 2020, primarily reflecting lower earnings.

We closely monitor our working capital levels and we ended 2020 with working capital at 12.8% and adjusted working capital at 7.4% of annualized sales.1 The table below explains this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period.

(Dollar amounts in millions)	2020	2019
Current assets	$1,612.1	$1,538.1
Current liabilities	1,006.0	928.1
Working capital	606.1	610.0
Cash and cash equivalents	348.9	247.6
Current debt maturities and current portion of operating lease liabilities	93.3	90.4
Adjusted working capital	$350.5	$452.8
Annualized sales [1]	$4,728.0	$4,579.6
Working capital as a percent of annualized sales	12.8%	13.3%
Adjusted working capital as a percent of annualized sales	7.4%	9.9%

1 Annualized sales equal fourth quarter sales ($1,182.0 million in 2020 and $1,144.9 million in 2019) multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

PART II
Three Primary Components of our Working Capital

	Amount (in millions)				Days
	2020	2019	2018		2020	2019	2018
Trade Receivables	$535	$564	$545	DSO [1]	47	43	46

Inventories	646	637	634	DIO [2]	69	63	65

Accounts Payable	552	463	465	DPO [3]	55	46	48

1Days sales outstanding: ((beginning of year trade receivables + end of period trade receivables) ÷ 2) ÷ (net trade sales ÷ number of days in the period).
2Days inventory on hand: ((beginning of year inventory + end of period inventory) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period).
3Days payables outstanding: ((beginning of year accounts payable + end of period accounts payable) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period).

Trade Receivables - At December 31, 2020, compared to 2019, our trade receivables decreased by $29 million and our DSO increased. Although our DSO increased notably in the first half of the year as a result of COVID-19, strong credit discipline drove steady DSO improvement in the latter half of the year to a more normal level.

We are closely monitoring accounts receivable and collections. We recognized $17 million of bad debt expense for the year:
•$20 million in the first quarter partially due to COVID-19 impacts on our customers and risk across our account portfolio; approximately half was associated with a Bedding customer that was partially reserved in 2018 and had continued to experience financial difficulties and liquidity problems over the last two years.
•$3 million reductions to bad debt expense during the last half of the year as our accounts receivable in current status improved and returned to a standing consistent with pre-COVID-19 levels.

Although positive trends in the latter half of the year allowed us to reduce some of first quarter’s expense, our full-year expense (in addition to the reserve for one customer noted above) is higher than our historical experience. Our first quarter bad debt expense included an increased qualitative risk for macroeconomic conditions, which we believe continued to be appropriate at year end. We also monitor general macroeconomic conditions and other items that could impact the expected collectibility of all customers, or pools of customers, with similar risk. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based upon the facts and circumstances for each individual customer, as well as pools of customers, with similar risk.

Inventories - Our inventories increased $9 million at December 31, 2020 compared to the prior year. Our DIO also increased during 2020. Primary factors contributing to increased inventory include inventory purchases related to growing demand and increased raw material costs. Full-year increase in DIO is primarily a result of lower cost of goods sold. Although we experienced increased raw material costs and higher freight charges due to raw material shortages, volumes at the end of the first quarter and into second quarter were greatly reduced. While inventory balances and DIO fluctuated notably during 2020, the year-end balance and fourth quarter DIO both returned to more normal levels, and we took steps to carefully control inventory levels as demand improved. We believe we have established adequate reserves for any slower-moving or obsolete inventories. We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. Our reserve balances, as a percentage of period-end inventory, were consistent with our historical average.

PART II
Accounts Payable - Our accounts payable increased $89 million at December 31, 2020 compared to the prior year. Our DPO also increased during 2020. The rise was primarily related to the inventory factors discussed above and continued focus on optimizing payment terms with our vendors. Our payment terms did not change meaningfully, as we chose to keep our commitment to our vendors by paying on time during periods of reduced demand earlier in the year and did not request an extension of terms. We continue to look for ways to establish and maintain favorable payment terms through our significant purchasing power and also utilize third-party services that offer flexibility to our vendors, which in turn helps us manage our DPO as discussed below.

Accounts Receivable and Accounts Payable Programs

We have participated in trade receivables sales programs with third-party banking institutions and trade receivables sales programs that have been implemented by certain of our customers the last few years. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Statements of Cash Flows. We had approximately $45 million and $40 million of trade receivables that were sold and removed from our Consolidated Balance Sheets at December 31, 2020 and 2019, respectively. These sales reduced our quarterly DSO by roughly three days, and the impact to operating cash flow was approximately $5 million and $25 million at December 31, 2020 and 2019, respectively.

For accounts payable, we have historically looked for ways to optimize payment terms through utilizing third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. As such, there is no direct impact on our DPO, accounts payable, operating cash flows or liquidity. The accounts payable, which remain on our Consolidated Balance Sheets, settled through the third-party programs, were approximately $105 million and $55 million at December 31, 2020 and 2019, respectively. We did not request an extension of terms during the pandemic. However, we increased purchases late in the year as demand returned, which resulted in greater vendor participation by those that have historically utilized these programs, and we have also experienced greater interest by other vendors as they also strive to optimize their customer collections.

While we utilize the above items as tools in our cash flow management, and offer them as options to facilitate customer and vendor operating cycles, if there were to be a cessation of these programs, we do not expect it would materially impact our operating cash flows or liquidity.

PART II
Uses of Cash

Finance Capital Requirements

Capital Expenditures
(millions of dollars)
175
150
125
100
75
50
25
0
160
143
66
2018
2019
2020

         Capital expenditures-2018 $160 million, 2019 $143 million, 2020 $66 million
To carefully manage cash during the pandemic-related economic declines across most of our businesses, we reduced capital expenditures by over 50% for 2020 (to be used primarily for maintenance capital) and limited acquisition spending. We intend to make investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We expect capital expenditures to approximate $150 million in 2021. Our employee incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.

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

In 2020, we acquired no businesses.

Additional details about acquisitions can be found in Note R on page 125 of the Notes to Consolidated Financial Statements.

PART II
Pay Dividends

Dividends Paid-2018 $194 million, 2019 $205 million, 2020 $212 million; Dividends Declared-2018 $1.50, 2019 $1.58, 2020 $1.60
Dividends are the primary means by which we return cash to shareholders. The cash requirement for dividends in 2021 should approximate $220 million.
Our long-term targeted dividend payout ratio is approximately 50% of adjusted EPS (which excludes special items such as significant tax law impacts, impairment charges, restructuring-related charges, divestiture gains, and litigation accruals/settlements). Continuing our long track record of increasing the dividend remains a high priority. In 2020, we increased the annual dividend by $.02 from $1.58 to $1.60 per share. 2020 marked our 49th consecutive annual dividend increase, a record that only ten S&P 500 companies currently exceed. We are proud of our dividend record and plan to extend it.

Repurchase Stock
         Stock , net-2018 $108 million, 2019 $7 million, 2020 $9 million
Share repurchases are the other means by which we return cash to shareholders. During the last three years, we repurchased a total of 4 million shares of our stock and issued 4 million shares (through employee benefit plans and stock option exercises). In 2020, we repurchased 240,000 shares (at an average price of $46.32) and issued 1 million shares.
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

PART II
Capitalization

This table presents key debt and capitalization statistics at the end of the three most recent years.

(Dollar amounts in millions)	2020	2019	2018

Total debt excluding revolving credit/commercial paper	$1,900.2	$2,056.1	$1,099.0
Less: Current maturities of long-term debt	50.9	51.1	1.2
Scheduled maturities of long-term debt	1,849.3	2,005.0	1,097.8
Average interest rates [1]	3.7%	3.6%	3.6%
Average maturities in years [1]	5.3	6.0	6.7
Revolving credit/commercial paper [2]	—	61.5	70.0
Weighted average interest rate on year-end balance	—%	2.0%	2.6%
Average interest rate during the year	2.0%	2.6%	2.4%
Total long-term debt	1,849.3	2,066.5	1,167.8
Deferred income taxes and other liabilities	508.4	509.3	240.9
Equity	1,390.3	1,312.5	1,157.6
Total capitalization	$3,748.0	$3,888.3	$2,566.3
Unused committed credit: [2]
Long-term	$1,200.0	$1,138.5	$730.0
Short-term	—	—	—
Total unused committed credit	$1,200.0	$1,138.5	$730.0

Cash and cash equivalents	$348.9	$247.6	$268.1

1 These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
2 The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at the end of 2018, had $800 million of borrowing capacity. In January 2019, we expanded the size of our revolving credit facility from $800 million to $1.2 billion and correspondingly increased permitted borrowings, subject to covenant restrictions, under our commercial paper program primarily to finance the ECS transaction.

In July 2018, we retired $150 million of 4.4% notes at maturity.

In January 2019, we increased the size of our revolving credit facility from $800 million to $1.2 billion (and increased permitted borrowings, subject to covenant restrictions, under our commercial paper program in a corresponding amount), and added additional borrowing capacity in the form of the five-year term loan facility in the amount of $500 million, all primarily to finance the ECS acquisition. We pay quarterly principal installments of $12.5 million through the maturity date of January 2024. Additional principal payments, including a complete early payoff, are allowed without penalty. As of December 31, 2020, we had repaid $195 million, including prepayments on a portion of Term Loan A of $60 million in the third quarter and $48 million in the fourth quarter of 2020.

In March 2019, we issued $500 million aggregate principal amount of notes that mature in 2029. The notes bear interest at a rate of 4.4% per year, with interest payable semi-annually beginning on September 15, 2019. The net proceeds of these notes were used to repay a portion of the commercial paper indebtedness incurred to finance the ECS acquisition.

Our next large maturity is in August 2022 when $300 million of senior notes will mature.

PART II
Commercial Paper Program

In January 2019, we expanded the borrowing capacity under our credit facility from $800 million to $1.2 billion, extended the term to January 2024, and correspondingly increased permitted borrowings under our commercial paper program primarily to finance the ECS Acquisition. The ECS Acquisition was financed through the issuance of approximately $750 million of commercial paper (of which roughly $500 million was subsequently refinanced through the public issuance of 10-year 4.4% notes due in 2029) and the issuance of a $500 million five-year Term Loan A, with our current bank group, pursuant to which we pay principal in the amount of $12.5 million each quarter and the remaining principal at maturity. The credit facility allows us to issue letters of credit totaling up to $125 million. When we issue letters of credit under the facility, we reduce our available credit and commercial paper capacity by a corresponding amount. Amounts outstanding related to our commercial paper program were:

(Dollar amounts in millions)	2020	2019	2018
Total program authorized	$1,200.0	$1,200.0	$800.0
Commercial paper outstanding (classified as long-term debt)	—	61.5	70.0
Letters of credit issued under the credit facility	—	—	—
Total program usage	—	61.5	70.0
Total program available	$1,200.0	$1,138.5	$730.0

The average and maximum amounts of commercial paper outstanding during 2020 were $145 million and $422 million, respectively. During the fourth quarter, the average and maximum amounts outstanding were $49 million and $122 million, respectively. At year end, we had no letters of credit outstanding under the credit facility, but we had issued $41 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long term, and subject to our capital needs, market conditions, alternative capital market opportunities, and our ability to continue to access the commercial paper market, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper notes. We view commercial paper as a source of long-term funds and when outstanding, have classified the borrowings under the commercial paper program as long-term debt on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit facility maturing in 2024 discussed above.
With cash on hand, operating cash flow, our commercial paper program and/or our credit facility, and our ability to obtain debt financing, we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations.

Our credit facility was amended in May 2020 and contains revised restrictive covenants. The revised covenants limit: a) as of the last day of each fiscal quarter, the leverage ratio of consolidated funded indebtedness (minus unrestricted cash) to trailing 12-month consolidated EBITDA (each as defined in the credit facility) must not exceed 4.75 to 1.00 for each fiscal quarter end date through March 31, 2021; 4.25 to 1.00 at June 30, 2021; 3.75 to 1.00 at September 30, 2021; and 3.25 to 1.00 at December 31, 2021 and thereafter; b) the amount of total secured debt to 5% of our total consolidated assets until December 31, 2021, at which time it will revert to 15% of our total consolidated assets; and c) our ability to sell, lease, transfer, or dispose of all or substantially all of our total consolidated assets. Various interest rate terms were also changed. The impact on our interest expense will depend upon our ability to access the commercial paper market, and if so, the degree of that access. The amendment also added an anti-cash hoarding provision that limits borrowing if the Company has a consolidated cash balance (as defined in the credit facility) in excess of $300 million without planned expenditures. We were comfortably in compliance with our covenants at the end of 2020, and had access to the full $1.2 billion borrowing capacity under the credit agreement. For more information about long-term debt, please see Note J on page 103 of the Notes to Consolidated Financial Statements.

PART II
Accessibility of Cash

At December 31, 2020, we had cash and cash equivalents of $349 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations. During 2020, 2019, and 2018 we brought back $188 million, $279 million, and $314 million of foreign cash, respectively.
If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $20 million. Due to capital requirements in various jurisdictions, approximately $58 million of this cash was inaccessible for repatriation at year end.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual cash obligations and commitments at December 31, 2020:

		Payments Due by Period [5]
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(Dollar amounts in millions)
Long-term debt ¹	$1,896	$50	$399	$453	$994
Finance leases	4	1	2	1	—
Operating leases	180	47	72	38	23
Purchase obligations ²	450	445	4	1	—
Interest payments ³	390	70	123	90	107
Deferred income taxes	194	—	—	—	194
Other obligations (including pensions and net reserves for tax contingencies) [4]	196	4	31	32	129
Total contractual cash obligations	$3,310	$617	$631	$615	$1,447

1The long-term debt payment schedule presented above could be accelerated if we were not able to make the principal and interest payments when due. We are focused on deleveraging by temporarily limiting share repurchases, controlling the pace of acquisition spending, and using operating cash flow to repay debt.
2Purchase obligations primarily include open short-term (30-120 days) purchase orders that arise in the normal course of operating our facilities.
3Interest payments assume debt outstanding remains constant with amounts at December 31, 2020 and at rates in effect at the end of the year.
4Other obligations include our net reserves for tax contingencies in the "More Than 5 Years" column, because these obligations are long-term in nature and actual payment dates cannot be specifically determined. Other obligations also include a $32 million long-term deemed repatriation tax payable and our current estimate of $4 million for minimum contributions to defined benefit pension plans.
5Less Than 1 Year (due in 2021), 1-3 Years (due in 2022 and 2023), 3-5 Years (due in 2024 and 2025), and More Than 5 Years (due in 2026 and beyond).

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

“Critical accounting estimates” are those that are: (a) subject to uncertainty and change, and (b) of material impact to our financial statements. Listed below are the estimates and judgments, which we believe could have the most significant effect on our financial statements.

We provide additional details regarding our significant accounting policies in Note A on page 82 of the Notes to Consolidated Financial Statements.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill
Goodwill is assessed for impairment annually as of June 30 and as triggering events occur.	Goodwill is evaluated annually for impairment as of June 30 using a quantitative analysis at the reporting unit level, which is one level below our operating segments.

Judgment is required in the quantitative analysis. We estimate fair value using a combination of:

(a) A discounted cash flow model that contains uncertainties related to the forecast of future results, as many outside economic and competitive factors can influence future performance. Revenue growth, cost of sales, and appropriate discount rates are the most critical estimates in determining enterprise values using the cash flow model.

(b) The market approach, using price to earnings ratios for comparable publicly traded companies that operate in the same or similar industry and with characteristics similar to the reporting unit. Judgment is required to determine the appropriate price to earnings ratio.

The June 2020 review resulted in a non-cash goodwill impairment charge of $25 million with respect to our Hydraulic Cylinders reporting unit, which is part of the Specialized Products segment. This impairment charge reflects the complete write-off of the goodwill associated with the Hydraulic Cylinders reporting unit. Three other reporting units had fair values in excess of carrying value of less than 100% as discussed in Note C on page 90 of the Notes to Consolidated Financial Statements. At December 31, 2020, we had $1.4 billion of goodwill.

We had no goodwill impairments in 2019 or 2018.

Information regarding material assumptions used to determine if a goodwill impairment exists can be found in Note A on page 82 and Note C on page 90 of the Notes to Consolidated Financial Statements.

We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. If we are not able to achieve projected performance levels, future impairments could be possible.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Other Long-Lived Assets
Other long-lived assets are tested for recoverability at year end and whenever events or circumstances indicate the carrying value may not be recoverable.

For other long-lived assets we estimate fair value at the lowest level where cash flows can be measured (usually at a branch level).

Impairments of other long-lived assets usually occur when major restructuring activities take place, or we decide to discontinue selected products.

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

At December 31, 2020, net property, plant and equipment was $785 million, net intangible assets, other than goodwill, was $702 million, and operating right-of-use assets was $162 million.

Inventory Reserves
We reduce the carrying value of inventories to reflect an estimate of net realizable value for slow-moving (i.e., not selling very quickly) and obsolete inventory.

Generally, a reserve is required when we have more than a 12-month supply of the product.

The calculation also uses an estimate of the ultimate recoverability of items identified as slow-moving, based upon historical experience.

If we have had no sales of a given product for 12 months, those items are generally deemed to be obsolete with no value and are written down completely.

Finally, costs for approximately 30%-40% of our inventories (consisting primarily of our domestic steel-related inventories) are determined using the last-in, first-out (LIFO) method, which produces a cost that is lower than net realizable value (see Note A on page 82 of the Notes to Consolidated Financial Statements.)

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

At December 31, 2020, the reserve for obsolete and slow-moving inventory was $31 million (approximately 5% of inventories). This is consistent with the reserves at December 31, 2019 and 2018, representing approximately 4% of inventories.

Additions to inventory reserves in 2020 were $12 million, which was slightly higher than our $10 million three-year average. Our reserve balances as a percentage of period-end inventory have remained consistent, and we do not expect significant changes to our historical obsolescence levels.

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Credit Losses
For accounts and notes receivable, we estimate a bad debt reserve for the amount that will ultimately be uncollectible.

When we become aware of a specific customer’s potential inability to pay, we record a bad debt reserve for the amount we believe may not be collectible. We also monitor general macroeconomic conditions and other items that could impact the expected collectibility of all customers or pools of customers with similar risk.

As discussed in Note H on page 99 of the Notes to Consolidated Financial Statements, we adopted ASU 2016-13 "Financial Instruments—Credit Losses" (Topic 326) in 2020, which amended the impairment model to require a forward-looking approach based on expected losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments, including trade receivables.
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

In cases where a customer’s payment performance or financial condition begins to deteriorate, we tighten our credit limits and terms and make appropriate reserves when deemed necessary. Certain of our customers have from time to time experienced bankruptcy, insolvency, and/or an inability to pay their debts to us as they come due. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us timely or at all, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these customers.
A significant change in the financial status of a large customer could impact our estimates. However, we believe we have established adequate reserves on our customer accounts.
Our bad debt expense has fluctuated over the last three years: $17 million in 2020, $3 million in 2019, and $17 million in 2018. The expense for 2020 and 2018 was impacted by one account that is now fully reserved at $25 million, including $23 million of a note receivable and $2 million for a trade account receivable ($9 million in 2020 and $16 million in 2018), as discussed in Note H on page 99 of the Notes to Consolidated Financial Statements.
2020's expense was also impacted by pandemic-related economic declines. Although we have not experienced significant issues with customer payment performance during this time, the effects of the pandemic have adversely impacted the operations of many of our customers, which have and could further impact their ability to pay their debts to us. As a result, we increased the reserves on trade accounts receivable to reflect this increased risk.
Excluding the note receivable discussed above, the average annual amount of bad debt expense associated with trade accounts receivable was less than $5 million (significantly less than 1% of annual net trade sales) over the last three years. At December 31, 2020, our allowances for doubtful trade accounts receivable were $19 million (less than 4% of our trade receivables of $555 million).

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Workers’ Compensation
We are substantially self-insured for costs related to workers’ compensation, and this requires us to estimate the liability associated with this obligation.	Our estimates of self-insured reserves contain uncertainties regarding the potential amounts we might have to pay. We consider a number of factors, including historical claim experience, demographic factors, and potential recoveries from third party insurance carriers.	Over the past five years, we have incurred, on average, $9 million annually for costs associated with workers’ compensation. Average year-to-year variation over the past five years has been approximately $1 million. At December 31, 2020, we had accrued $32 million to cover future self-insurance liabilities.
Pension Accounting
For our pension plans, we must estimate the cost of benefits to be provided (well into the future) and the current value of those benefit obligations.	The pension liability calculation contains uncertainties because it requires management's judgment. Assumptions used to measure our pension liabilities and pension expense annually include:
- the discount rate used to calculate the present value of future benefits
- an estimate of expected return on pension assets based upon the mix of investments held (bonds and equities)
- certain employee-related factors, such as turnover, retirement age, and mortality. Mortality assumptions represent our best estimate of the duration of future benefit payments at the measurement date. These estimates are based on each plan's demographics and other relevant facts and circumstances
- the rate of salary increases where benefits are based on earnings.	Each 25 basis point decrease in the discount rate increases pension expense by $.6 million and increases the plans’ benefit obligations by $9.8 million.

Each 25 basis point reduction in the expected return on assets would increase pension expense by $.4 million, but have no effect on the plans’ funded status.
Contingencies
We evaluate various legal, environmental, and other potential claims against us to determine if an accrual or disclosure of the contingency is appropriate. If it is probable that an ultimate loss will be incurred and reasonably estimable, we accrue a liability for the estimate of the loss.	Our disclosure and accrual of loss contingencies (i.e., losses that may or may not occur) contain uncertainties because they are based on our assessment of the probability that the expenses will actually occur and our reasonable estimate of the likely cost. Our estimates and judgments are subjective and can involve matters in litigation, the results of which are generally unpredictable.
Legal contingencies are related to numerous lawsuits and claims described in Note T on page 130 of the Notes to Consolidated Financial Statements.

During the three-year period ended December 31, 2020, we recorded expense of $3 million.

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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

At December 31, 2020 and 2019, we had $14 million and $15 million, respectively, of net deferred tax assets on our balance sheet, primarily related to net operating losses and other tax carryforwards. The ultimate realization of these deferred tax assets is dependent upon the amount, source, and timing of future taxable income. In cases where we believe it is more likely than not that we may not realize the future potential tax benefits, we establish a valuation allowance against them.

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
The purchase price allocation for business acquisitions contains uncertainties because it requires management's judgment. Determining fair value of identifiable assets, particularly intangibles, requires management to make estimates, which are based on all available information. Critical estimates include the timing and amount of future revenues and expenses associated with an asset, as well as an appropriate discount rate. Determining fair values for these items requires significant judgment and includes a variety of methods and models that utilize significant Level 3 inputs, as discussed in Note A on page 82 of the Notes to Consolidated Financial Statements.

In 2020, no businesses were acquired, as discussed in Note R on page 125 of the Notes to Consolidated Financial Statements.

The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated life of the assets, can materially impact net income in periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. We regularly review for impairments. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates, or actual results.

PART II
CONTINGENCIES

For contingencies related to the impact of the COVID-19 pandemic on our business, please see “COVID-19 Impacts on our Business” on page 35.

Litigation

Accruals for Probable Losses
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows. Although we deny liability in all currently threatened or pending litigation proceedings in which we are or may be a party, and believe we have valid bases to contest all claims made against us, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, in millions, as follows:

	Year Ended December 31
	2020	2019	2018
Litigation contingency accrual - Beginning of period	$.7	$1.9	$.4
Adjustment to accruals - expense	.1	.6	1.8
Currency	(.1)	—	—
Cash payments	(.2)	(1.8)	(.3)
Litigation contingency accrual - End of period	$.5	$.7	$1.9
The above litigation contingency accruals do not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows. For more information regarding accrued expenses, see Note I under "Accrued expenses" on page 102 of the Notes to Consolidated Financial Statements.
Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of December 31, 2020, aggregate reasonably possible (but not probable, and therefore not accrued) losses in excess of the accruals noted above are estimated to be $12 million, including $11 million for Brazilian value-added tax matters and $1 million for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize losses in excess of the recorded accruals (and in excess of the $12 million referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.
For more information regarding litigation contingencies, please refer to Note T on page 130 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Aerospace and Work Furniture Reporting Units' Goodwill

Fair value for our Aerospace and Work Furniture reporting units exceeded carrying value by 51% and 25%, respectively, at our June 30, 2020 annual goodwill impairment testing date.

Sales for both of these units were adversely impacted by the COVID-19 pandemic. If there is a prolonged adverse economic impact, or otherwise, we may not be able to achieve projected performance levels. Although we do not believe that a triggering event has occurred, internal forecasts and industry data suggest that economic impacts of COVID-19 for the aerospace industry may be longer than previously expected during the second quarter impairment testing. We are continuing to monitor all factors impacting this industry.

The goodwill associated with the Aerospace and Work Furniture reporting units was $59 million and $97 million, respectively, at December 31, 2020.

Continued negative market trends may impact future earnings. If we are not able to achieve projected performance levels, future impairments may be possible.

Potential Sale of Real Estate

Although the potential sale is subject to significant conditions that may change the timing, the amount, and whether the sale is completed at all, we have agreed to sell certain real estate associated with prior years' restructuring activities in the Bedding Products segment. If the sale is completed, we expect to realize a gain of up to $25 million to $30 million on this transaction in 2021.

Cybersecurity Risks
We rely on information systems to obtain, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process, and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. We have a formal process in place for both incident response and cybersecurity continuous improvement that includes a cross-functional Cybersecurity Oversight Committee. Members of the Cybersecurity Oversight Committee update the Board quarterly on cyber activity, with procedures in place for interim reporting if necessary.
Although we have not experienced any material cybersecurity incidents, we have enhanced our cybersecurity protection efforts over the last few years. We use a third party to periodically benchmark our information security program against the National Institute of Standards and Technology’s Cybersecurity Framework. We provide quarterly cybersecurity training for employees with access to our email and data systems, and we have purchased broad form cyber insurance coverage. However, because of risk due to the COVID-19 pandemic regarding increased remote access, remote work conditions, and associated strain on employees, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure of confidential information. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, reputational damage, damage to our competitiveness, and negative impact on stock price and long-term shareholder value.
NEW ACCOUNTING STANDARDS

The FASB has issued accounting guidance effective for current and future periods. See Note A on page 82 of the Notes to Consolidated Financial Statements for a more complete discussion.

PART II
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(Unaudited)
(Dollar amounts in millions)

Interest Rates

The table below provides information about the Company’s debt obligations sensitive to changes in interest rates. Substantially all of the debt shown in the table below is denominated in United States dollars. The fair value of fixed rate debt was approximately $170 million greater than carrying value at December 31, 2020 and approximately $100 million greater than carrying value at December 31, 2019. The fair value of the fixed rate debt was based on quoted prices in an active market. The fair value of variable rate debt is not significantly different from its recorded amount.

Long-term debt as of December 31,	Scheduled Maturity Date
	2021	2022	2023	2024	2025	Thereafter	2020	2019
Principal fixed rate debt	$—	$300.0	$—	$300.0	$—	$1,000.0	$1,600.0	$1,600.0
Average stated interest rate	—	3.40%	—	3.80%	—	3.95%	3.82%	3.82%
Principal variable rate debt [1]	50.0	50.0	50.0	155.0	—	3.8	308.8	466.3
Unamortized discounts and deferred loan costs							(12.7)	(14.9)
Commercial Paper [2]							—	61.5
Miscellaneous debt, primarily finance leases							4.1	4.7
Total debt							1,900.2	2,117.6
Less: current maturities							50.9	51.1
Total long-term debt							$1,849.3	$2,066.5
1In January 2019, we issued a $500 million five-year Term Loan A with our current bank group. We pay quarterly principal installments of $12.5 million through the maturity date of January 2024, at which time we will pay the remaining principal. Additional principal payments, including a complete early payoff, are allowed without penalty. As of December 31, 2020, we had repaid $195 million, including prepayments on a portion of Term Loan A of $60 million in the third quarter and $48 million in the fourth quarter of 2020. The Term Loan A bears a variable interest rate as defined in the agreement and was 3.0% at December 31, 2020. Interest is payable based upon a time interval that depends on the selection of interest rate period.
2The weighted average interest rate for the average commercial paper outstanding during the years ended December 31, 2020 and 2019 was 2.0% and 2.6%, respectively. In January 2019, we increased the size of the revolving facility from $800 million to $1.2 billion, added a five-year $500 million term loan facility, and extended the term from 2022 to 2024.

Derivative Financial Instruments

The Company is subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, the Company utilizes derivative instruments (individually or in combinations) to reduce or eliminate these risks. The Company seeks to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is the Company’s policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note S beginning on page 127 of the Notes to Consolidated Financial Statements and is incorporated by reference into this section.

Investment in Foreign Subsidiaries

We view our investment in foreign subsidiaries as a long-term commitment. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar at December 31 is as follows:

Functional Currency (amounts in millions)	2020	2019
European Currencies	$382.1	$348.6
Chinese Renminbi	260.9	273.8
Canadian Dollar	210.5	254.4
Mexican Peso	38.6	36.3
Other	59.9	66.1
Total	$952.0	$979.2

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements and Notes, Financial Statement Schedule and supplementary financial information included in this Report are listed and included in Item 15 on page 72, and are incorporated by reference into this item.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Effectiveness of the Company’s Disclosure Controls and Procedures

An evaluation as of December 31, 2020, was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of December 31, 2020, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting and Auditor’s Attestation Report

Management’s Annual Report on Internal Control over Financial Reporting can be found on page 73, and the Report of Independent Registered Public Accounting Firm regarding the effectiveness of the Company’s internal control over financial reporting can be found on page 74 of this Form 10-K. Each is incorporated by reference into this Item 9A.

PART II
Changes in the Company’s Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The subsections titled “Proposal 1—Election of Directors,” “Board and Committee Composition and Meetings,” “Consideration of Director Nominees and Diversity,” “Delinquent Section 16(a) Reports”, and “Director Independence”, as well as the introductory paragraph under the “Corporate Governance and Board Matters” section in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 25, 2021, are incorporated by reference.

Directors of the Company

Directors are normally elected annually at the Annual Meeting of Shareholders and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. All current directors have been nominated for re-election at the Company’s Annual Meeting of Shareholders to be held May 25, 2021.
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
Mark A. Blinn, age 59, was President and Chief Executive Officer and a director of Flowserve Corporation, a leading provider of fluid motion and control products and services for the global infrastructure markets, from 2009 until his retirement in 2017. He previously served Flowserve as Chief Financial Officer from 2004 to 2009 and in the additional role of Head of Latin America from 2007 to 2009. Prior to Flowserve, Mr. Blinn's positions included Chief Financial Officer of FedEx Kinko's Office and Print Services Inc. and Vice President, Corporate Controller and Chief Accounting Officer of Centex Corporation. Mr. Blinn holds a bachelor's degree, a law degree, and an MBA from Southern Methodist University. Mr. Blinn currently serves as a director of Texas Instruments, Incorporated, a global semiconductor design and manufacturing company, Kraton Corporation, a leading global producer of polymers for a wide range of applications, and Emerson Electric Co., a global technology and engineering company for industrial, commercial and residential markets. As the former CEO and CFO of Flowserve, Mr. Blinn has exceptional leadership experience in operations and finance, as well as strategic planning and risk management. His board service at other global, public companies provides additional perspective on current finance, oversight, and governance matters. He was first elected as a director of the Company in 2019.
Robert E. Brunner, age 63, was the Executive Vice President of Illinois Tool Works (ITW), a Fortune 250 global, multi-industrial manufacturer of advanced industrial technology, from 2006 until his retirement in 2012. He previously served ITW as President—Global Auto beginning in 2005 and President—North American Auto from 2003. Mr. Brunner holds a degree in finance from the University of Illinois and an MBA from Baldwin-Wallace University. Mr. Brunner currently serves as the independent Board Chair of Lindsay Corporation, a global manufacturer of irrigation equipment and road safety products, and as a director of NN Inc., a diversified industrial company that designs and manufactures high-precision components and assemblies on a global basis. Mr. Brunner’s experience and leadership with ITW, a diversified manufacturer with a global footprint, provides valuable insight to our Board on the automotive strategy, business development, mergers and acquisitions, operations, and international issues. He was first elected as a director of the Company in 2009.
Mary Campbell, age 53, was appointed Chief Merchandising Officer of Qurate Retail Group and Chief Commerce Officer of QVC US, in 2018. Qurate Retail Group is comprised of a select group of retail brands including QVC, HSN®, Zulily®, Ballard Designs®, Frontgate®, Garnet Hill®, and Grandin Road® and is a leader in video commerce, a top-10

PART III
ecommerce retailer, and a leader in mobile and social commerce. During her more than 20 years with the company, Ms. Campbell has held various leadership positions across the Merchandising, Planning and Commerce Platforms functions. Most recently, and prior to her current position, she served Qurate Retail Group as Chief Merchandising and Interactive Officer in 2018 and as Chief Interactive Experience Officer from 2017 to 2018. She also served as Executive Vice President, Commerce Platforms for QVC from 2014 to 2017. Ms. Campbell holds a bachelor's degree in psychology from Central Connecticut State University. Through her positions at Qurate Retail Group and QVC, Ms. Campbell has extensive knowledge in consumer driven product innovation, marketing and brand building, and traditional and new media platforms, as well as leading teams for long term growth and evolution. She was first elected as a director of the Company in 2019.

J. Mitchell Dolloff, age 55, was appointed the Company’s President and Chief Operating Officer, President—Bedding Products effective January 1, 2020. He previously served the Company as Executive Vice President—Chief Operating Officer in 2019; President—Specialized Products and Furniture Products from 2017 to 2019; Senior Vice President and President of Specialized Products from 2016 to 2017; Vice President and President of the Automotive Group from 2014 to 2015; President of Automotive Asia from 2011 to 2013; Vice President of Specialized Products from 2009 to 2013; and in various other capacities for the Company since 2000. Mr. Dolloff holds a degree in economics from Westminster College (Fulton, Missouri), as well as a law degree and an MBA from Vanderbilt University. As the Company’s President and Chief Operating Officer, Mr. Dolloff provides in-depth global operational knowledge to the Board and will complement the Board’s oversight and strategy roles as those plans are implemented throughout the Company. He was first elected as a director of the Company effective January 1, 2020.
Manuel A. Fernandez, age 74, co-founded SI Ventures, a venture capital firm focusing on IT and communications infrastructure, and has served as the managing director since 2000. Previously, he served as the Chairman, President and Chief Executive Officer at Gartner, Inc., a research and advisory company, from 1989 to 2000. Prior to Gartner, Mr. Fernandez was President and CEO of three technology-driven companies, including Dataquest, an information services company, Gavilan Computer Corporation, a laptop computer manufacturer, and Zilog Incorporated, a semiconductor manufacturer. Mr. Fernandez was the Executive Chairman of Sysco Corporation, a marketer and distributor of foodservice products, from 2012 until his retirement in 2013, having previously served as Non-executive Chairman since 2009 and as a director since 2006. Mr. Fernandez holds a degree in electrical engineering from the University of Florida and completed post-graduate work in solid-state engineering at the University of Florida. Mr. Fernandez currently serves as the lead independent director of Performance Food Group Company, a foodservice products distributor. He was previously the non-executive chairman of Brunswick Corporation, a market leader in the marine industry, and as a director of Time, Inc., a global media company. Mr. Fernandez’ venture capital experience, leadership of several technology companies as CEO and service on a number of public company boards offers Leggett outstanding insight into corporate strategy and development, information technology, international growth, and corporate governance. He was first elected as a director of the Company in 2014.
Karl G. Glassman, age 62, was appointed Chairman of the Board effective January 1, 2020 and continues to serve as Chief Executive Officer since his appointment in 2016. He previously served as President from 2013 to 2019, Chief Operating Officer from 2006 to 2015, Executive Vice President from 2002 to 2013, President of the former Residential Furnishings segment from 1999 to 2006, Senior Vice President from 1999 to 2002, and in various capacities since 1982. Mr. Glassman holds a degree in business management and finance from California State University-Long Beach. He previously served as a director of Remy International, Inc., a leading global manufacturer of alternators, starter motors and electric traction motors. As the Company’s CEO, Mr. Glassman provides comprehensive insight to the Board from strategic planning to implementation at all levels of the Company around the world, as well as the Company’s relationships with investors, the financial community and other key stakeholders. Mr. Glassman also serves on the Board of Directors of the National Association of Manufacturers. He was first elected as a director of the Company in 2002.
Joseph W. McClanathan, age 68, served as President and Chief Executive Officer of the Household Products Division of Energizer Holdings, Inc., a manufacturer of portable power solutions, from 2007 through his retirement in 2012. Previously, he served Energizer as President and Chief Executive Officer of the Energizer Battery Division from 2004 to 2007, as President—North America from 2002 to 2004, and as Vice President—North America from 2000 to 2002. Mr. McClanathan holds a degree in management from Arizona State University. He currently serves as a director of Brunswick Corporation, a market leader in the marine industry. Through his leadership experience at Energizer and as a former director of the Retail Industry Leaders Association, Mr. McClanathan offers an exceptional perspective to the Board on manufacturing operations, marketing and development of international capabilities. He was first elected as a director of the Company in 2005.

PART III
Judy C. Odom, age 68, served until her retirement in 2002, as Chief Executive Officer and Board Chair at Software Spectrum, Inc., a global business to business software services company, which she co-founded in 1983. Prior to founding Software Spectrum, she was a partner with the international accounting firm, Grant Thornton. Ms. Odom is a licensed Certified Public Accountant and holds a degree in business administration from Texas Tech University. Ms. Odom is a director of Sabre, Inc., which provides technology solutions for the global travel and tourism industry, and she was previously a director of Harte-Hanks, a direct marketing service company. Ms. Odom’s director experience with several companies offers a broad leadership perspective on strategic and operating issues. Her experience co-founding Software Spectrum and growing it to a global Fortune 1000 enterprise before selling it to another public company provides the insight of a long-serving CEO with international operating experience. Ms. Odom was first elected as a director of the Company in 2002.
Srikanth Padmanabhan, age 56, has served Cummins Inc., a global manufacturer of engines and power solutions, as a Vice President since 2008 and President of its Engine Business segment since 2016. Previously, he served Cummins as Vice President—Engine Business from 2014 to 2016, Vice President and General Manager of Emission Solutions from 2008 to 2014, and in various other capacities since 1991. Mr. Padmanabhan holds a bachelor's degree in mechanical engineering from the National Institute of Technology in Trichy, India, a Ph.D. in mechanical engineering from Iowa State University, and has completed the Advanced Management Program at Harvard Business School. With nearly 30 years at Cummins in a variety of leadership roles, Mr. Padmanabhan offers considerable knowledge of the automotive industry and the industrial sector. He brings extensive experience in managing operations, technology and innovation across a multi-billion-dollar global business. He has lived and worked in India, the United States, Mexico, and the United Kingdom. He was first elected as a director of the Company in 2018.
Jai Shah, age 54, serves as a Group President of Masco Corporation, a Fortune 500 global leader in the design, manufacture and distribution of branded home improvement and building products. In this position since 2018, Mr. Shah has responsibility for operating companies with leading brands in architectural coatings, decorative and outdoor lighting, decorative hardware and wellness businesses in North America. Mr. Shah is also responsible for Masco's Corporate Strategic Planning activities. He previously served as President of Delta Faucet Company, a Masco business unit, from 2014 to 2018, as Vice President and Chief Human Resources Officer for Masco from 2012 to 2014, and in various capacities since 2003. Prior to Masco, Mr. Shah held a number of senior management positions at Diversey Corporation and served as Senior Auditor for KPMG Peat Marwick Chartered Accountants. Mr. Shah is a Certified Public Accountant and Chartered Professional Accountant (Canada) and holds an MBA from the University of Michigan, as well as bachelor's and master's degrees in accounting from the University of Waterloo in Ontario, Canada. Mr. Shah's range of experience at Masco in a variety of operational, financial and corporate roles offers the Board a broad perspective on relevant issues facing global corporations, including growth strategy development and implementation, talent management, and adapting to e-business and market innovations. He was first elected as a director of the Company in 2019.
Phoebe A. Wood, age 67, has been a principal in CompaniesWood, a consulting firm specializing in early stage investments, since her 2008 retirement as Vice Chairman and Chief Financial Officer of Brown-Forman Corporation, a diversified consumer products manufacturer, where she had served since 2001. Ms. Wood previously held various positions at Atlantic Richfield Company, an oil and gas company, from 1976 to 2000. Ms. Wood holds a degree in psychology from Smith College and an MBA from UCLA. Ms. Wood is a director of Invesco, Ltd., an independent global investment manager, Pioneer Natural Resources, an independent oil and gas company, and PPL Corporation, a utility and energy services company. She previously served as a director of Coca-Cola Enterprises, Inc., a major bottler and distributor of Coca-Cola products. From her career in business and various directorships, Ms. Wood provides the Board with a wealth of understanding of the strategic, financial and accounting issues the Board addresses in its oversight role. She was first elected as a director of the Company in 2005.
Please see the “Supplemental Item” in Part I on page 29 hereof, for a listing of and a description of the positions and offices held by the executive officers of the Company.
The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, and chief accounting officer called the Leggett & Platt, Incorporated Financial Code of Ethics. The Company has also adopted a Code of Business Conduct and Ethics for directors, officers, and employees and Corporate Governance Guidelines. The Financial Code of Ethics, the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are available on the Company’s website at www.leggett-search.com/governance. Each of these documents is available in print to any person, without charge, upon request. Such requests may be made to the Company’s Secretary at Leggett & Platt, Incorporated, No. 1 Leggett Road, Carthage, Missouri 64836.

PART III
On February 23, 2021, the Company's Nominating & Corporate Governance Committee of the Board (the “Committee”) amended the Company's procedures regarding shareholder recommendations for nominations of directors. Prior to the amendment, the procedures provided that the Committee will always have regard for the need to consider candidates to maintain and strengthen the Board’s diversity, and that it consider director candidates from a wide variety of backgrounds, without discrimination based on race, ethnicity, color, ancestry, national origin, religion, sex, sexual orientation, gender identity, age, disability, or any other status protected by law. The Committee amended the procedures to expressly require that (i) the Committee actively seek director candidates from a wide variety of backgrounds without discrimination based on any of the enumerated categories listed above and (ii) for each director search, the pool of candidates must include female and racial or ethnic minority candidates. The complete procedure can be found at www.leggett-search.com/governance, under Corporate Governance, Director Nomination Procedure.

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

Item 11. Executive Compensation.

The subsections titled “Board’s Oversight of Risk Management,” “Director Compensation,” together with the entire section titled “Executive Compensation and Related Matters” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 25, 2021, are incorporated by reference. No Compensation Committee member had an interlocking relationship as described in Item 407(e)(4) of Regulations S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The entire sections titled “Security Ownership” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 25, 2021, are incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The subsections titled “Proposal 1 - Election of Directors,” “Transactions with Related Persons,” “Director Independence”, and “Board and Committee Composition and Meetings” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 25, 2021, are incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The subsections titled “Audit and Non-Audit Fees” and “Pre-Approval Procedures for Audit and Non-Audit Services” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 25, 2021, are incorporated by reference.

PART IV
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

(b) Exhibits—See Exhibit Index beginning on page 135.

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

PART IV
Management’s Annual Report on Internal Control Over Financial Reporting

Management of Leggett & Platt, Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Leggett & Platt’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Leggett & Platt;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of Leggett & Platt are being made only in accordance with authorizations of management and directors of Leggett & Platt; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Leggett & Platt assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management (including ourselves), we conducted an evaluation of the effectiveness of Leggett & Platt’s internal control over financial reporting, as of December 31, 2020, based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, we concluded that Leggett & Platt’s internal control over financial reporting was effective as of December 31, 2020.

Leggett & Platt’s internal control over financial reporting, as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 74 of this Form 10-K.

/s/ KARL G. GLASSMAN	/s/ JEFFREY L. TATE
Karl G. Glassman Chairman and Chief Executive Officer	Jeffrey L. Tate Executive Vice President and Chief Financial Officer

February 24, 2021	February 24, 2021

PART IV
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Leggett & Platt, Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Leggett & Platt, Incorporated and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note K to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - Work Furniture and Aerospace Reporting Units

As described in Notes A, C and D to the consolidated financial statements, the Company’s consolidated net goodwill balance was $1,388.8 million as of December 31, 2020, and the goodwill associated with the Work Furniture and Aerospace reporting units were $97.2 million and $59.5 million, respectively. Management assesses goodwill for impairment annually and as triggering events occur. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, up to the total amount of goodwill for the reporting unit. Fair value of the reporting unit is determined by management using a combination of two valuation methods, a market approach and an income approach, with each method generally given equal weighting in determining the fair value assigned to each reporting unit. The market approach estimates fair value by first determining price-to-earnings ratios for comparable publicly traded companies with similar characteristics of the reporting unit. The price-to-earnings ratio for comparable companies is based upon current enterprise value compared to the projected earnings for the next two years. The enterprise value is based upon current market capitalization and includes a control premium. Projected earnings are based upon market analysts’ projections. The earnings ratios are applied to the projected earnings of the comparable reporting unit to estimate fair value. The income approach is based on projected future (debt-free) cash flow that is discounted to present value using factors that consider the timing and risk of future cash flows. Discounted cash flow projections are based on 10-year financial forecasts developed from operating plans and economic projections, sales growth, estimates of future expected changes in operating margins, terminal value growth rates, discount rates, future capital expenditures and changes in working capital requirements.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Work Furniture and Aerospace reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value measurement of the reporting units derived from the income approach; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to sales growth, estimates of future expected changes in operating margins, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over determination of the fair value of the

PART IV
Company’s Work Furniture and Aerospace reporting units. These procedures also included, among others, (i) testing management's process for determining the fair value estimate of the reporting units, (ii) evaluating the appropriateness of the discounted cash flow model, (iii) testing the completeness, accuracy and relevance of underlying data used in the model, and (iv) evaluating the significant assumptions used by management related to the sales growth, estimates of future expected changes in operating margins, and discount rates. Evaluating management’s assumptions used in the income approach related to sales growth and estimates of future expected changes in operating margins involved evaluating whether the assumptions were reasonable considering (i) past and present performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company's discounted cash flow model and the discount rates.

/s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri
February 24, 2021

We have served as the Company’s auditor since 1991.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Operations

	Year Ended December 31
(Amounts in millions, except per share data)	2020	2019	2018
Net trade sales	$4,280.2	$4,752.5	$4,269.5
Cost of goods sold	3,385.7	3,701.9	3,380.8
Gross profit	894.5	1,050.6	888.7
Selling and administrative expenses	424.4	469.7	425.1
Amortization of intangibles	65.2	63.3	20.5
Impairments	29.4	7.8	5.4
Other (income) expense, net	(25.0)	(3.6)	.8
Earnings before interest and income taxes	400.5	513.4	436.9
Interest expense	82.7	90.7	60.9
Interest income	3.1	7.4	8.4
Earnings before income taxes	320.9	430.1	384.4
Income taxes	73.2	96.2	78.3
Net earnings	247.7	333.9	306.1
(Earnings) attributable to noncontrolling interest, net of tax	(.1)	(.1)	(.2)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$247.6	$333.8	$305.9
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.82	$2.48	$2.28
Diluted	$1.82	$2.47	$2.26

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31
(Amounts in millions)	2020	2019	2018
Net earnings	$247.7	$333.9	$306.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	27.8	5.0	(67.0)
Cash flow hedges	5.5	7.7	(.3)
Defined benefit pension plans	(9.0)	(11.9)	(.8)
Other comprehensive income (loss)	24.3	.8	(68.1)
Comprehensive income	272.0	334.7	238.0
Less: comprehensive (income) attributable to noncontrolling interest	—	(.1)	(.2)
Comprehensive income attributable to Leggett & Platt, Inc.	$272.0	$334.6	$237.8

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Balance Sheets

	December 31
(Amounts in millions, except per share data)	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$348.9	$247.6
Trade receivables, net	535.2	564.4
Other receivables, net	28.4	27.5
Total receivables, net	563.6	591.9
Total inventories, net	645.5	636.7
Prepaid expenses and other current assets	54.1	61.9
Total current assets	1,612.1	1,538.1
Property, Plant and Equipment—at cost
Machinery and equipment	1,396.2	1,388.8
Buildings and other	740.9	719.0
Land	43.6	43.5
Total property, plant and equipment	2,180.7	2,151.3
Less accumulated depreciation	1,395.9	1,320.5
Net property, plant and equipment	784.8	830.8
Other Assets
Goodwill	1,388.8	1,406.3
Other intangibles, net	701.6	764.0
Operating lease right-of-use assets	161.6	158.8
Sundry	105.1	118.4
Total other assets	2,357.1	2,447.5
TOTAL ASSETS	$4,754.0	$4,816.4
LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long-term debt	$50.9	$51.1
Current portion of operating lease liabilities	42.4	39.3
Accounts payable	552.2	463.4
Accrued expenses	275.2	281.0
Other current liabilities	85.3	93.3
Total current liabilities	1,006.0	928.1
Long-term Liabilities
Long-term debt	1,849.3	2,066.5
Operating lease liabilities	122.1	121.6
Other long-term liabilities	192.1	173.5
Deferred income taxes	194.2	214.2
Total long-term liabilities	2,357.7	2,575.8
Commitments and Contingencies
Equity
Common stock: Preferred stock—authorized, 100.0 shares; none issued; Common stock—authorized, 600.0 shares of $.01 par value; 198.8 shares issued	2.0	2.0
Additional contributed capital	543.2	536.1
Retained earnings	2,762.4	2,734.5
Accumulated other comprehensive (loss)	(52.4)	(76.8)
Less treasury stock—at cost (66.2 and 67.0 shares at December 31, 2020 and 2019, respectively)	(1,865.4)	(1,883.8)
Total Leggett & Platt, Inc. equity	1,389.8	1,312.0
Noncontrolling interest	.5	.5
Total equity	1,390.3	1,312.5
TOTAL LIABILITIES AND EQUITY	$4,754.0	$4,816.4

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Statements of Cash Flows

	Year Ended December 31
(Amounts in millions)	2020	2019	2018
Operating Activities
Net earnings	$247.7	$333.9	$306.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	119.4	117.5	104.3
Amortization of intangibles and supply agreements	70.0	74.4	31.8
Long-lived asset impairment	4.0	7.8	5.4
Goodwill impairment	25.4	—	—
Provision for losses on accounts and notes receivable	17.1	2.8	16.7
Writedown of inventories	10.9	9.0	10.3
Net gain from sales of assets and businesses	(2.5)	(5.0)	(2.1)
Deferred income tax (benefit) expense	(22.5)	7.6	(3.2)
Stock-based compensation	29.2	33.0	35.5
Pension expense (income), net of contributions	1.9	4.3	(19.2)
Other, net	9.5	2.2	.7
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	24.3	53.0	(25.8)
Inventories	(19.7)	53.3	(54.3)
Other current assets	4.8	(2.8)	(1.9)
Accounts payable	83.0	(39.4)	36.2
Accrued expenses and other current liabilities	.1	16.4	(.2)
Net Cash Provided by Operating Activities	602.6	668.0	440.3
Investing Activities
Additions to property, plant and equipment	(66.2)	(143.1)	(159.6)
Purchases of companies, net of cash acquired	—	(1,265.1)	(109.2)
Proceeds from sales of assets and businesses	14.8	5.5	4.9
Other, net	2.4	(15.5)	(13.9)
Net Cash Used for Investing Activities	(49.0)	(1,418.2)	(277.8)
Financing Activities
Additions to long-term debt	—	993.3	—
Payments on long-term debt	(157.5)	(37.6)	(155.4)
Change in commercial paper and short-term debt	(70.3)	(8.7)	69.6
Dividends paid	(211.5)	(204.6)	(193.7)
Issuances of common stock	1.5	9.3	4.8
Purchases of common stock	(10.6)	(16.4)	(112.4)
Additional consideration paid on prior year acquisitions	(8.4)	(1.1)	(9.3)
Other, net	(4.9)	(3.1)	(.5)
Net Cash (Used for) Provided by Financing Activities	(461.7)	731.1	(396.9)
Effect of Exchange Rate Changes on Cash	9.4	(1.4)	(23.6)
Increase (Decrease) in Cash and Cash Equivalents	101.3	(20.5)	(258.0)
Cash and Cash Equivalents—Beginning of Year	247.6	268.1	526.1
Cash and Cash Equivalents—End of Year	$348.9	$247.6	$268.1
Supplemental Information
Interest paid (net of amounts capitalized)	$74.8	$77.3	$61.8
Income taxes paid	108.6	84.2	92.8
Property, plant and equipment acquired through finance leases	1.8	2.1	1.9
Capital expenditures in accounts payable	7.1	6.8	6.7
Prepaid income taxes and taxes receivable (recovered) applied against the deemed repatriation tax liability	1.2	(.6)	28.4

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Statements of Changes in Equity

(Amounts in millions, except per share data)	Common Stock		Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2017	198.8	$2.0	$514.7	$2,511.3	$(9.5)	(66.9)	$(1,828.3)	$.6	$1,190.8
Effect of accounting change on prior years (See Note B)	—	—	—	(2.3)	—	—	—	—	(2.3)
Adjusted beginning balance, January 1, 2018	198.8	2.0	514.7	2,509.0	(9.5)	(66.9)	(1,828.3)	.6	1,188.5
Net earnings attributable to Leggett & Platt, Inc. common shareholders	—	—	—	305.9	—	—	—	.2	306.1
Dividends declared	—	—	5.3	(201.1)	—	—	—	—	(195.8)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(.2)	(.2)
Treasury stock purchased	—	—	—	—	—	(2.6)	(113.6)	—	(113.6)
Treasury stock issued	—	—	(16.6)	—	—	1.2	33.6	—	17.0
Other comprehensive (loss), net of tax (See Note P)	—	—	—	—	(68.1)	—	—	—	(68.1)
Stock-based compensation, net of tax	—	—	23.7	—	—	—	—	—	23.7
Balance, December 31, 2018	198.8	$2.0	$527.1	$2,613.8	$(77.6)	(68.3)	$(1,908.3)	$.6	$1,157.6
Effect of accounting change on prior years (See Note K)	—	—	—	.1	—	—	—	—	.1
Adjusted beginning balance, January 1, 2019	198.8	2.0	527.1	2,613.9	(77.6)	(68.3)	(1,908.3)	.6	1,157.7
Net earnings attributable to Leggett & Platt, Inc. common shareholders	—	—	—	333.8	—	—	—	.1	333.9
Dividends declared	—	—	5.4	(213.2)	—	—	—	—	(207.8)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(.2)	(.2)
Treasury stock purchased	—	—	—	—	—	(.7)	(31.1)	—	(31.1)
Treasury stock issued	—	—	(22.3)	—	—	2.0	55.6	—	33.3
Other comprehensive income, net of tax (See Note P)	—	—	—	—	.8	—	—	—	.8
Stock-based compensation, net of tax	—	—	25.9	—	—	—	—	—	25.9
Balance, December 31, 2019	198.8	$2.0	$536.1	$2,734.5	$(76.8)	(67.0)	$(1,883.8)	$.5	$1,312.5
Effect of accounting change on prior years (See Note H)	—	—	—	(2.5)	—	—	—	—	(2.5)
Adjusted beginning balance, January 1, 2020	198.8	2.0	536.1	2,732.0	(76.8)	(67.0)	(1,883.8)	.5	1,310.0
Net earnings attributable to Leggett & Platt, Inc. common shareholders	—	—	—	247.6	—	—	—	.1	247.7
Dividends declared	—	—	5.5	(217.2)	—	—	—	—	(211.7)
Treasury stock purchased	—	—	—	—	—	(.2)	(11.2)	—	(11.2)
Treasury stock issued	—	—	(21.9)	—	—	1.0	29.6	—	7.7
Other comprehensive income, net of tax (See Note P)	—	—	—	—	24.4	—	—	(.1)	24.3
Stock-based compensation, net of tax	—	—	23.5	—	—	—	—	—	23.5
Balance, December 31, 2020	198.8	$2.0	$543.2	$2,762.4	$(52.4)	(66.2)	$(1,865.4)	$.5	$1,390.3

The accompanying notes are an integral part of these financial statements.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements

(Dollar amounts in millions, except per share data)

December 31, 2020, 2019 and 2018

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

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the accrual and disclosure of loss contingencies.

CASH EQUIVALENTS: Cash equivalents include cash in excess of daily requirements, which is invested in various financial instruments with original maturities of three months or less.

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

    We have participated in trade receivables sales programs with third-party banking institutions and trade receivables sales programs that have been implemented by certain of our customers the last few years. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Statements of Cash Flows. We had approximately $45.0 and $40.0 of trade receivables that were sold and removed from our Consolidated Balance Sheets at December 31, 2020 and 2019.

The allowance for doubtful accounts is an estimate of the amount of probable credit losses. On January 1, 2020, we adopted ASU 2016-13 "Financial Instruments—Credit Losses" (Topic 326) as discussed in Note H. Prior to adoption, allowances and nonaccrual status designations were determined by individual account reviews by management and were based on several factors, such as the length of time that receivables were past due, the financial health of the companies involved, industry and macroeconomic considerations, and historical loss experience. To determine our allowance for doubtful accounts under the new guidance, we also are utilizing a pool approach to group our receivables with similar risk characteristics. Our pools correspond with our business units, which generally have similar terms, industry-specific conditions, and historical or expected loss patterns. Reserves are established for each pool based on their level of risk exposure. When credit deterioration occurs on a specific customer within a pool, we evaluate the receivable separately to estimate the expected credit loss, based on the specific risk characteristics. A qualitative reserve is also established for any current macroeconomic conditions or reasonable and supportable forecasts that could impact the expected collectibility of all or a portion of our receivables portfolio.

Account balances are charged against the allowance when it is probable the receivable will not be recovered. Interest income is not recognized for nonperforming accounts that are placed on nonaccrual status. For accounts on nonaccrual status, any interest payments received are applied against the balance of the nonaccrual account.

ACCOUNTS PAYABLE: Accounts payable are recorded at the invoiced amount for services at the time they are rendered and for inventory based on the delivery terms of the purchase. We sometimes utilize third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The accounts payable, which remain on our Consolidated Balance Sheets, settled through the third-party programs were approximately $105.0 and $55.0 at December 31, 2020 and 2019, respectively.

INVENTORIES: The following table recaps the components of inventory for each period presented:

	December 31, 2020	December 31, 2019
Finished goods	$307.3	$308.7
Work in process	47.2	54.4
Raw materials and supplies	346.2	323.5
LIFO reserve	(55.2)	(49.9)
Total inventories, net	$645.5	$636.7

All inventories are stated at the lower of cost or net realizable value. We generally use standard costs which include materials, labor, and production overhead at normal production capacity.

The last-in, first-out (LIFO) method is primarily used to value our domestic steel-related inventories, largely in the Bedding Products segment and Furniture, Flooring & Textile Products segment. Prior to 2019, inventories accounted for using the LIFO method represented approximately 50% of our inventories. With the acquisition of ECS in the first quarter of 2019 (see Note R), inventories valued using the LIFO method decreased to roughly 40%, as ECS does not utilize the LIFO method. However, due to the sharp increase in demand that began in the latter part of the second quarter of 2020 and several divestitures and closures of operations using the LIFO method in the last three years, our LIFO inventories have been lower than historical levels, and currently represent about one-third of our total inventories. Over those years, the decreases in inventories valued using the LIFO method resulted in the liquidation of LIFO inventory layers. The effect of this reduction did not materially impact our cost of sales for any of the years presented. For the remainder of the inventories, we principally use the first-in, first-out (FIFO) method, which is representative of our standard costs. For these inventories, the FIFO cost for the periods presented approximated expected replacement cost.

Inventories are reviewed at least quarterly for slow-moving and potentially obsolete items using actual inventory turnover and, if necessary, are written down to estimated net realizable value. Restructuring activity and decisions to narrow product offerings (as discussed in Note E) also impact the estimated net realizable value of inventories. We have had no material changes in inventory writedowns or slow-moving and obsolete inventory reserves in any of the years presented.

The following table presents the activity in our LIFO reserve for each of the periods presented:

	Year Ended December 31
	2020	2019	2018
Balance, beginning of year	$49.9	$82.2	$50.9
LIFO expense (benefit)	8.1	(32.3)	31.3
Allocated to divested businesses [1]	(2.8)	—	—
Balance, end of year	$55.2	$49.9	$82.2
1 During 2020, we divested two small operations in our Bedding Products segment (see Note E).

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

We utilize the following methodologies in determining fair value:

•Inventory is valued at current replacement cost for raw materials, with a step-up for work in process and finished goods items that reflects the amount of ultimate profit earned as of the valuation date.
•Other working capital items are generally recorded at carrying value, unless there are known conditions that would impact the ultimate settlement amount of the particular item.
•Buildings and machinery are valued at an estimated replacement cost for an asset of comparable age and condition. Market pricing of comparable assets is used to estimate replacement cost where available.
•The most common identified intangible assets are customer relationships, technology, and tradenames. Discount rates discussed below are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks.
◦Customer relationships are valued using an excess earnings method using various inputs, such as the estimated customer attrition rate, revenue growth rate and cost of sales, the amount of contributory asset charges, and an appropriate discount rate. The economic useful life is determined based on historical customer turnover rates.
◦Technology and tradenames are valued using a relief-from-royalty method, with various inputs, such as comparable market royalty rates for items of similar value, future earnings forecast, an appropriate discount rate, and a replacement rate for technology. The economic useful life is determined based on the expected life of the technology and tradenames.

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

GOODWILL: Goodwill results from the acquisition of existing businesses. It is assessed for impairment annually and as triggering events may occur. Our seven reporting units are the business groups one level below the operating segment level for which discrete financial information is available. We perform our annual review in the second quarter of each year using a quantitative analysis.

Previous to 2020, the quantitative analysis utilized a two-step approach which involved a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeded its fair value, the second step of the process was necessary and involved a comparison of the implied fair value and the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to the excess.

Beginning in 2020, we implemented ASU 2017-04 "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," as discussed in "New Accounting Guidance" below. The new process eliminated Step 2 from the goodwill impairment test. The test is now performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, up to the total amount of goodwill for the reporting unit.

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

The income approach is based on projected future (debt-free) cash flow that is discounted to present value using factors that consider the timing and risk of future cash flows. Management believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Discounted cash flow projections are based on 10-year financial forecasts developed from operating plans and economic projections noted above, sales growth, estimates of future expected changes in operating margins, an appropriate discount rate, terminal value growth rates, future capital expenditures, and changes in working capital requirements. There are inherent assumptions and judgments required in the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

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

REVENUE RECOGNITION: On January 1, 2018, we adopted ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) as discussed in Note B. We recognize revenue when control of our products transfers to our customers, which is generally upon shipment from our facilities or upon delivery to our customers’ facilities. We reduce revenue for estimated sales allowances, discounts, and rebates, which are our primary forms of variable consideration.

SHIPPING AND HANDLING FEES AND COSTS: Shipping and handling costs are included as a component of “Cost of goods sold.”

RESTRUCTURING COSTS: Restructuring costs are items such as employee termination, contract termination, plant closure, and asset relocation costs related to exit activities or workforce reductions. Restructuring-related items are inventory writedowns and gains or losses from sales of assets recorded as the result of exit activities. We recognize a liability for costs associated with an exit or disposal activity when the liability is incurred. Certain termination benefits for which employees are required to render service are recognized ratably over the respective future service periods.

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

CONCENTRATION OF CREDIT RISKS, EXPOSURES, AND FINANCIAL INSTRUMENTS: We manufacture, market, and distribute products for the various end markets described in Note F. Our operations are principally located in the United States, although we also have operations in Europe, China, Canada, Mexico and other countries.

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

OTHER RISKS: Although we obtain insurance for workers’ compensation, automobile, product and general liability, property loss, and medical claims, we have elected to retain a significant portion of expected losses through the use of deductibles. Accrued liabilities include estimates for unpaid reported claims and for claims incurred but not yet reported. Provisions for losses are recorded based upon reasonable estimates of the aggregate liability for claims incurred utilizing our prior experience and information provided by our third-party administrators and insurance carriers.

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

Under hedge accounting, we formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. The process includes designating derivative instruments as hedges of specific assets, liabilities, firm commitments, or forecasted transactions. We also formally assess both at inception and on a quarterly basis thereafter, whether the underlying transactions are probable of occurring. If it is determined that an underlying transaction is probable of not occurring, deferred gains or losses are recorded in the Consolidated Statements of Operations.

On the date the contract is entered into, we designate the derivative as one of the following types of hedging instruments and account for it as follows:

Cash Flow Hedge—The hedge of a forecasted transaction or of the variability of cash flows to be received or paid, related to a recognized asset or liability or anticipated transaction, is designated as a cash flow hedge. The change in fair value is recorded in accumulated other comprehensive income. When the hedged item impacts the income statement, the gain or loss included in "Other comprehensive income (loss)" is reported on the same line of the Consolidated Statements of Operations as the hedged item, to match the gain or loss on the derivative to the gain or loss on the hedged item. If it is determined that an underlying transaction is probable of not occurring, the changes in the fair value is immediately reported in the Consolidated Statements of Operations on the same line as the hedged item. Settlements associated with the sale or production of product are presented in operating cash flows, and settlements associated with debt issuance are presented in financing cash flows.

Fair Value Hedge—The hedge of a recognized asset or liability or an unrecognized firm commitment is designated as a fair value hedge. For fair value hedges the changes in fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings and reported in the Consolidated Statements of Operations on the same line as the hedged item. Cash flows from settled contracts are presented in the category consistent with the nature of the item being hedged.

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

RECLASSIFICATIONS: Certain reclassifications have been made to the prior years’ information in the Consolidated Financial Statements and related notes to conform to the 2020 presentation. These were primarily a result of changes in our management organizational structure and related internal reporting presentation as discussed in Note F.

NEW ACCOUNTING GUIDANCE: The Financial Accounting Standards Board (FASB) regularly issues updates to the FASB Accounting Standards Codification that are communicated through issuance of an Accounting Standards Update (ASU). Below is a summary of the ASUs, effective for current or future periods, most relevant to our financial statements:

Adopted in 2020:

•On January 1, 2020, we adopted ASU 2016-13 “Financial Instruments—Credit Losses” (Topic 326) as discussed in Note H.

•ASU 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. We adopted this ASU on January 1, 2020. This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, up to the total amount of goodwill for the reporting unit. We applied this guidance to our annual goodwill impairment testing completed in the second quarter of 2020, as discussed in Note C.

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

Performance Obligations and Shipping and Handling Costs
We recognize revenue when performance obligations, under the terms of a contract with our customers, are satisfied. Substantially all of our revenue is recognized upon transfer of control of our products to our customers, which is generally upon shipment from our facilities or upon delivery to our customers' facilities, and is dependent on the terms of the specific contract. This conclusion considers the point at which our customers have the ability to direct the use of and obtain substantially all of the remaining benefits of the products that were transferred. Substantially all unsatisfied performance obligations as of December 31, 2020, will be satisfied within one year or less. Shipping and handling costs are included as a component of “Cost of goods sold.”
Sales, value added, and other taxes collected in connection with revenue-producing activities are excluded from revenue.

Sales Allowances and Returns
The amount of consideration we receive and revenue we recognize varies with changes in various sales allowances, discounts, and rebates (variable consideration) that we offer to our customers. We reduce revenue by our estimates of variable consideration, based on contract terms and historical experience. Changes in estimates of variable consideration for the periods presented were not material.
Some of our products transferred to customers can be returned, and we recognize the following for this right:
•An estimated refund liability and a corresponding reduction to revenue, based on historical returns experience.
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

Revenue by Product Family
We disaggregate revenue by customer group, which is the same as our product families for each of our segments, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. For information regarding our new segment structure, see Note F on page 95.

	Year Ended December 31
	2020	2019	2018
Bedding Products
Bedding Group [1]	$2,039.3	$2,254.3	$1,795.3
	2,039.3	2,254.3	1,795.3
Specialized Products
Automotive Group	719.0	816.1	823.3
Aerospace Products Group	102.4	157.7	148.9
Hydraulic Cylinders Group	69.8	93.0	84.1
	891.2	1,066.8	1,056.3
Furniture, Flooring & Textile Products
Home Furniture Group	320.9	357.4	390.3
Work Furniture Group	231.1	297.3	291.4
Flooring & Textile Products Group	797.7	776.7	736.2
	1,349.7	1,431.4	1,417.9
	$4,280.2	$4,752.5	$4,269.5

1 The ECS acquisition occurred in January 2019. See Note R.

C—Impairment Charges

Pretax impact of impairment charges is summarized in the following table:

	Year Ended
		2020		2019	2018
	Goodwill Impairment	Other Long-Lived Asset Impairments [2]	Total Impairments	Other Long-Lived Asset Impairments [2]	Other Long-Lived Asset Impairments [2]
Bedding Products	$—	$.3	$.3	$4.4	$1.5
Specialized Products	25.4	—	25.4	—	—
Furniture, Flooring & Textile Products	—	.2	.2	3.4	3.9
Unallocated [1]	—	3.5	3.5	—	—
Total impairment charges	$25.4	$4.0	$29.4	$7.8	$5.4

1    This is a charge to write off stock associated with a prior year divestiture that filed bankruptcy in 2020.
2     Except as noted above, other long-lived asset impairments are primarily associated with restructuring activities, as discussed in Note E.

Goodwill Impairment Testing

As discussed in Note A, we test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur, or at least annually. We perform our annual goodwill impairment testing in the second quarter.

The 2019 and 2018 annual goodwill impairment review indicated no goodwill impairments.

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

The impairment charge reflects the complete write-off of the goodwill associated with the Hydraulic Cylinders reporting unit and will not result in future cash expenditures. Although we do not believe that a triggering event related to the impairment of goodwill or other long-lived assets occurred in the first quarter of 2020, the anticipated longer-term economic impacts of COVID-19 lowered expectations of future revenue and profitability, causing its fair value to fall below its carrying value. We concluded on July 30, 2020, as part of our normal second quarter 2020 annual goodwill impairment testing, and in connection with the preparation and review of the second quarter 2020 financial statements, that an impairment charge was required with respect to this reporting unit. We also evaluated other long-lived assets associated with this unit for impairment; no impairments were indicated other than goodwill.

We tested goodwill for impairment in all reporting units for all years presented using a quantitative approach. The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the tables below. In general, 2020 fair values for our reporting units decreased versus prior years due to COVID-19 impacts on future cash flows. If actual results differ materially from estimates used in these calculations, we could incur future impairment charges.

The 2020 table below excludes Hydraulic Cylinders, as this unit had no goodwill remaining after the second quarter 2020 impairment.

2020
Fair Value over Carrying Value divided by Carrying Value	December 31, 2020 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$97.2	2.1%	3.0%	9.0%
50% - 100% [2]	916.3	2.0 - 3.6	3.0	9.0 - 10.0
101% - 300%	247.7	1.6 - 1.7	3.0	8.5 - 9.5
301% - 600%	127.6	6.7	3.0	9.0
	$1,388.8	1.6% - 6.7%	3.0%	8.5% - 10.0%

2019
Fair Value over Carrying Value divided by Carrying Value	December 31, 2019 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [3]	$26.0	5.8%	3.0%	8.0%
50% - 100% [2]	855.9	3.8	3.0	8.5 - 9.5
101% - 300%	400.9	1.3 - 5.5	3.0	7.5 - 8.0
301% - 600%	123.5	11.1	3.0	8.5
	$1,406.3	1.3% - 11.1%	3.0%	7.5% - 9.5%

1    This category includes one reporting unit for 2020, Work Furniture, which had fair value exceeding its carrying value by 25% at December 31, 2020, as compared to 126% in 2019.
2    This category includes two reporting units for 2020 and the Bedding reporting unit for 2019.
•The fair value of our Bedding reporting unit exceeded its carrying value by 68% at December 31, 2020, as compared to 85% in 2019. This unit had $856.8 of goodwill at December 31, 2020.
•The fair value of our Aerospace reporting unit exceeded its carrying value by 51% at December 31, 2020, as compared to 139% in 2019. This unit had $59.5 of goodwill at December 31, 2020.
3    This category includes one reporting unit for 2019, Hydraulic Cylinders (acquired in 2018), which had fair value exceeding its carrying value by 29% at December 31, 2019.

Other long-lived assets

As discussed in Note A, we test other long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value, and the resulting impairment charges noted above, was based primarily upon offers from potential buyers or third party estimates of fair value less selling costs.

D—Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill are as follows:

	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products	Total
Net goodwill as of January 1, 2019	$294.5	$206.5	$332.8	$833.8
Additions for current year acquisitions	558.4	—	7.9	566.3
Adjustments to prior year acquisitions	.9	.2	—	1.1
Foreign currency translation adjustment	2.1	2.1	.9	5.1
Net goodwill as of December 31, 2019	855.9	208.8	341.6	1,406.3
Adjustments to prior year acquisitions	—	—	.6	.6
Reductions for sale of business	(2.5)	—	—	(2.5)
Impairment charge	—	(25.4)	—	(25.4)
Foreign currency translation adjustment/other	3.5	3.6	2.7	9.8
Net goodwill as of December 31, 2020	$856.9	$187.0	$344.9	$1,388.8

Net goodwill as of December 31, 2020 is comprised of:
Gross goodwill	$862.3	$279.1	$595.5	$1,736.9
Accumulated impairment losses	(5.4)	(92.1)	(250.6)	(348.1)
Net goodwill as of December 31, 2020	$856.9	$187.0	$344.9	$1,388.8

The gross carrying amount and accumulated amortization by intangible asset class and intangible assets acquired during the periods presented, included in "Other intangibles, net" on the Consolidated Balance Sheets, are as follows:

	Patents and Trademarks	Technology	Non-compete Agreements	Customer- Related Intangibles	Supply Agreements and Other	Total
2020
Gross carrying amount	$134.6	$178.2	$39.9	$572.6	$39.9	$965.2
Accumulated amortization	42.8	25.5	17.5	156.1	21.7	263.6
Net other intangibles as of December 31, 2020	$91.8	$152.7	$22.4	$416.5	$18.2	$701.6

Acquired during 2020:
Acquired related to business acquisitions	$—	$—	$—	$—	$—	$—
Acquired outside business acquisitions	1.0	—	1.7	.2	4.5	7.4
Total acquired in 2020	$1.0	$—	$1.7	$.2	$4.5	$7.4

Weighted average amortization period in years for items acquired in 2020	19.3	0.0	4.0	15.0	7.0	8.2

2019
Gross carrying amount	$133.9	$178.1	$42.1	$591.1	$41.1	$986.3
Accumulated amortization	36.7	12.9	14.2	136.3	22.2	222.3
Net other intangibles as of December 31, 2019	$97.2	$165.2	$27.9	$454.8	$18.9	$764.0

Acquired during 2019:
Acquired related to business acquisitions	$67.1	$173.3	$28.7	$378.9	$—	$648.0
Acquired outside business acquisitions	1.6	—	—	—	5.9	7.5
Total acquired in 2019	$68.7	$173.3	$28.7	$378.9	$5.9	$655.5

Weighted average amortization period in years for items acquired in 2019	15.1	15.0	5.2	15.0	7.6	14.5

Estimated amortization expense for the items above included in our December 31, 2020 Consolidated Balance Sheets in each of the next five years is as follows:

Year ended December 31
2021	$66.0
2022	65.0
2023	62.0
2024	55.0
2025	54.0

E—Restructuring and Restructuring-Related Charges

We implemented various cost reduction initiatives to improve our operating cost structures in the periods presented. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. Except as discussed below, none of these initiatives has individually resulted in a material charge to earnings.

In response to the effect the COVID-19 pandemic has had on the nature and focus of our operations during 2020, we incurred $6.5 severance expense, primarily for permanent workforce reductions associated with changes in management and organizational structure. See Note U for additional information. Based upon current trends, we do not expect additional permanent workforce reductions associated with COVID-19 resulting in material expense.

In December 2018, we committed to the 2018 Restructuring Plan (Plan) primarily associated with our Furniture, Flooring & Textile Products and Bedding Products segments, including the reorganization of the Home Furniture Group (which produces furniture components for the upholstered furniture industry) and the closure of the Fashion Bed business (which supplied ornamental beds, bed frames and other sleep accessories sold to retailers). Both of these businesses had underperformed expectations, primarily from weaker demand and higher raw material costs. In 2019, we modified the Plan to include four small facilities in the Bedding Products segment. All of these activities were substantially complete by the end of December 31, 2019. The following table presents information associated with this Plan:

	Total Amount Incurred to Date	Total Incurred Full Year 2020	Total Incurred Full Year 2019	Total Incurred Full Year 2018
2018 Restructuring Plan
Restructuring and restructuring-related	$20.9	$2.2	$7.5	$11.2
Impairment costs associated with this plan	13.2	.5	7.6	5.1
	$34.1	$2.7	$15.1	$16.3
Amount of total that represents cash charges	$15.9	$1.0	$8.0	$6.9

The table below presents all restructuring and restructuring-related activity for the periods presented:

	Year Ended December 31
	2020	2019	2018
Charged to other (income) expense, net:
Severance and other restructuring costs	$7.6	$8.1	$7.8
Charged to cost of goods sold:
Inventory obsolescence and other	1.1	(.5)	4.6
Total restructuring and restructuring-related costs	$8.7	$7.6	$12.4
Amount of total that represents cash charges	$7.6	$8.1	$7.8

    Restructuring and restructuring-related charges by segment were as follows:

	Year Ended December 31
	2020	2019	2018
Bedding Products	$3.4	$4.9	$7.2
Specialized Products	3.9	—	—
Furniture, Flooring & Textile Products	1.4	2.7	5.2
Total	$8.7	$7.6	$12.4

The accrued liability associated with our total restructuring initiatives consisted of the following:

	Balance at December 31, 2018	Add: 2019 Charges	Less: 2019 Payments	Balance at December 31, 2019	Add: 2020 Charges	Less: 2020 Payments	Balance at December 31, 2020
Termination benefits	$6.6	$4.7	$7.8	$3.5	$7.0	$7.1	$3.4
Contract termination costs	—	.4	.4	—	.2	—	.2
Other restructuring costs	.6	3.0	2.9	.7	.4	.6	.5
	$7.2	$8.1	$11.1	$4.2	$7.6	$7.7	$4.1

Divestitures
During 2020, we divested two small businesses in our Bedding Products segment: the final operation in our former Fashion Bed business and a specialty wire operation in our Drawn Wire business.
•Annual external sales for these businesses were approximately $45.0, and EBIT was approximately $2.0.
•The aggregate selling price was approximately $11.0, and there was no material gain or loss recognized on the sale of these businesses.
F—Segment Information

Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. To reflect how we manage our businesses and in conjunction with the change in executive officer leadership, our management organizational structure and all related internal reporting changed effective January 1, 2020. As a result, our segment reporting has changed to reflect the new structure. This segment change was retrospectively applied to all prior periods presented.
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

We have three operating segments that supply a wide range of products:

•Bedding Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private label finished mattresses for bedding brands and adjustable bed bases. This segment is also backwardly integrated into the production and supply of specialty foam chemicals, steel rod, and drawn steel wire to our own operations and to external customers. Our trade customers for wire make mechanical springs and many other end products.
•Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries.
•Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components.

Each reportable segment has an executive vice president who has accountability to, and maintains regular contact with, our chief executive officer, who is the chief operating decision maker (CODM). The operating results and financial information reported through the segment structure are regularly reviewed and used by the CODM to evaluate segment performance, allocate overall resources, and determine management incentive compensation.
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

A summary of segment results for the periods presented are as follows:

	Year Ended December 31
	Trade [1] Sales	Inter- Segment Sales	Total Segment Sales	EBIT	Depreciation and Amortization
2020
Bedding Products	$2,039.3	$32.2	$2,071.5	$185.8	$106.7
Specialized Products [2]	891.2	2.8	894.0	91.9	44.3
Furniture, Flooring & Textile Products	1,349.7	13.8	1,363.5	126.2	25.5
Intersegment eliminations and other [3,4]				(3.4)	12.9
	$4,280.2	$48.8	$4,329.0	$400.5	$189.4
2019
Bedding Products	$2,254.3	$41.3	$2,295.6	$235.8	$107.3
Specialized Products	1,066.8	3.2	1,070.0	170.5	41.8
Furniture, Flooring & Textile Products	1,431.4	16.0	1,447.4	107.4	25.7
Intersegment eliminations and other [3]				(.3)	17.1
	$4,752.5	$60.5	$4,813.0	$513.4	$191.9
2018
Bedding Products	$1,795.3	$46.6	$1,841.9	$149.8	$47.3
Specialized Products	1,056.3	2.7	1,059.0	189.0	39.0
Furniture, Flooring & Textile Products	1,417.9	18.1	1,436.0	98.6	27.0
Intersegment eliminations and other [3]				(.5)	22.8
	$4,269.5	$67.4	$4,336.9	$436.9	$136.1

1 See Note B for revenue by product family.
2 2020 EBIT: Includes $25.4 of goodwill impairment for the Hydraulic Cylinders unit as discussed in (See Note C).
3 Depreciation and amortization: Other relates to non-operating assets (assets not included in segment assets) and is allocated to segment EBIT as discussed above.
4 2020 EBIT: Other includes a $3.5 charge to write off stock associated with a prior year divestiture that filed bankruptcy in 2020.

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

	Year Ended December 31
	Assets	Additions to Property, Plant and Equipment	Acquired Companies’ Long-Lived Assets
2020
Bedding Products	$739.0	$27.1	$—
Specialized Products	299.5	13.2	—
Furniture, Flooring & Textile Products	348.6	7.9	—
Average current liabilities included in segment numbers above	665.0	—	—
Unallocated assets and other	2,713.1	18.0	—
Difference between average assets and year-end balance sheet	(11.2)	—	—
	$4,754.0	$66.2	$—
2019
Bedding Products	$829.6	$65.4	$1,279.8
Specialized Products	346.4	29.3	.2
Furniture, Flooring & Textile Products	383.2	13.7	17.4
Average current liabilities included in segment numbers above	735.3	—	—
Unallocated assets and other	2,650.7	34.7	—
Difference between average assets and year-end balance sheet	(128.8)	—	—
	$4,816.4	$143.1	$1,297.4
2018
Bedding Products	$696.4	$58.2	$—
Specialized Products	342.5	45.0	79.4
Furniture, Flooring & Textile Products	366.5	19.1	6.0
Average current liabilities included in segment numbers above	651.9	—	—
Unallocated assets and other	1,278.0	37.3	—
Difference between average assets and year-end balance sheet	46.7	—	—
	$3,382.0	$159.6	$85.4

Trade sales and tangible long-lived assets are presented below, based on the geography of manufacture.

	Year Ended December 31
	2020	2019	2018
Trade sales
Foreign sales
Europe	$420.9	$508.5	$525.6
China	441.7	449.9	494.7
Canada	261.5	312.8	286.8
Mexico	215.4	256.0	186.1
Other	94.7	92.6	94.8
Total foreign sales	1,434.2	1,619.8	1,588.0
United States	2,846.0	3,132.7	2,681.5
Total trade sales	$4,280.2	$4,752.5	$4,269.5

Tangible long-lived assets
Foreign tangible long-lived assets
Europe	$155.0	$160.2	$167.6
China	45.4	51.6	55.5
Canada	30.2	36.4	38.0
Mexico	8.8	10.1	10.1
Other	11.1	14.7	16.0
Total foreign tangible long-lived assets	250.5	273.0	287.2
United States	534.3	557.8	441.3
Total tangible long-lived assets	$784.8	$830.8	$728.5

G—Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year Ended December 31
	2020	2019	2018
Earnings:
Net earnings	$247.7	$333.9	$306.1
(Earnings) attributable to noncontrolling interest, net of tax	(.1)	(.1)	(.2)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$247.6	$333.8	$305.9

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	135.7	134.8	134.3
Dilutive effect of stock-based compensation	.2	.6	.9
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	135.9	135.4	135.2

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$1.82	$2.48	$2.28

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$1.82	$2.47	$2.26

Other information:
Anti-dilutive shares excluded from diluted EPS computation	.2	.2	.1

Cash dividends declared per share	$1.60	$1.58	$1.50

H—Accounts and Other Receivables

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

The cumulative effect of applying Topic 326 to our Consolidated Balance Sheet was as follows:

	Balance at December 31, 2019 as Previously Reported	Topic 326 Adjustments	Balance at January 1, 2020

Trade receivables, net [1]	$564.4	$(3.3)	$561.1
Other current assets	973.7	—	973.7
Net property, plant and equipment	830.8	—	830.8
Total other assets	2,447.5	—	2,447.5
Total assets	$4,816.4	$(3.3)	$4,813.1

Total current liabilities	$928.1	$—	$928.1
Total long-term liabilities [2]	2,575.8	(.8)	2,575.0
Retained earnings	2,734.5	(2.5)	2,732.0
Other equity	(1,422.0)	—	(1,422.0)
Total liabilities and equity	$4,816.4	$(3.3)	$4,813.1
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

Accounts and other receivables at December 31 consisted of the following:

	2020		2019
	Current	Long-term	Current	Long-term
Trade accounts receivable [1]	$553.5	$—	$571.8	$—
Trade notes receivable	.9	.3	1.1	.6
Total trade receivables	554.4	.3	572.9	.6
Other notes receivable [1]	—	22.8	—	23.4
Taxes receivable, including income taxes	14.8	—	15.8	—
Other receivables	13.6	—	11.7	—
Subtotal other receivables	28.4	22.8	27.5	23.4
Total trade and other receivables	582.8	23.1	600.4	24.0
Allowance for doubtful accounts:
Trade accounts receivable [1,2]	(19.2)	—	(8.4)	—
Trade notes receivable	—	—	(.1)	—
Total trade receivables	(19.2)	—	(8.5)	—
Other notes receivable [1]	—	(22.8)	—	(15.0)
Total allowance for doubtful accounts	(19.2)	(22.8)	(8.5)	(15.0)
Total net receivables	$563.6	$.3	$591.9	$9.0

1     The “Trade accounts receivable” and “Other notes receivable” line items above include $24.6 and $26.0 as of December 31, 2020 and December 31, 2019, respectively, from a customer in our Bedding Products segment who is experiencing financial difficulty and liquidity problems. This customer was placed on nonaccrual status in 2018, and became delinquent in quarterly interest payments in the first quarter of 2020. As a result, we first established a partial reserve for this customer in 2018 and fully reserved the balances for this customer in the first quarter of 2020. The reserve for this customer was $24.6 ($22.8 for the note and $1.8 for the trade receivable) at December 31, 2020, and $16.0 ($15.0 for the note and $1.0 for the trade receivable) at December 31, 2019.

2     In addition to the customer reserve discussed above, bad debt expense in 2020 was also impacted by pandemic-related economic declines. Although we have not experienced significant issues with customer payment performance during this time, the effects of the pandemic have adversely impacted the operations of many of our customers, which have and could further impact their ability to pay their debts to us. As a result, we increased the reserves on "Trade accounts receivable" to reflect this increased risk.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2018	Add: Charges	Less: Net Charge-offs/(Recoveries) and Other	Balance at December 31, 2019	Topic 326 Adjustment	Balance at January 1, 2020	Add: Charges	Less: Net Charge-offs/(Recoveries) and Other	Balance at December 31, 2020
Trade accounts receivable	$5.2	$2.7	$(.5)	$8.4	$3.3	$11.7	$9.4	$1.9	$19.2
Trade notes receivable	—	.1	—	.1	—	.1	(.1)	—	—
Total trade receivables	5.2	2.8	(.5)	8.5	3.3	11.8	9.3	1.9	19.2
Other notes receivable	15.0	—	—	15.0	—	15.0	7.8	—	22.8
Total allowance for doubtful accounts	$20.2	$2.8	$(.5)	$23.5	$3.3	$26.8	$17.1	$1.9	$42.0

I—Supplemental Balance Sheet Information

Additional supplemental balance sheet details at December 31 consisted of the following:

	2020	2019
Sundry
Deferred taxes (see Note N)	$11.0	$11.5
Diversified investments associated with stock-based compensation plans (see Note L)	42.7	38.2
Investment in associated companies	—	4.3
Pension plan assets (see Note M)	.9	1.4
Brazilian VAT deposits (see Note T)	8.2	10.5
Net long-term notes receivable (see Note H)	.3	9.0
Finance leases (see Note K)	3.6	4.3
Other	38.4	39.2
	$105.1	$118.4
Accrued expenses
Litigation contingency accruals (see Note T)	$.5	$.7
Wages and commissions payable	77.5	80.9
Workers’ compensation, vehicle-related and product liability, medical/disability	45.1	42.9
Sales promotions	49.9	51.1
Liabilities associated with stock-based compensation plans (see Note L)	8.2	11.8
Accrued interest	14.6	14.4
General taxes, excluding income taxes [1]	26.3	17.0
Environmental reserves	4.0	3.8
Other	49.1	58.4
	$275.2	$281.0
Other current liabilities
Dividends payable	$53.0	$52.7
Customer deposits	19.4	11.9
Sales tax payable	5.4	5.0
Derivative financial instruments (see Note S)	2.2	.9
Liabilities associated with stock-based compensation plans (see Note L)	3.2	2.8
Outstanding checks in excess of book balances	1.6	10.4
Other	.5	9.6
	$85.3	$93.3
Other long-term liabilities
Liability for pension benefits (see Note M)	$71.7	$58.6
Liabilities associated with stock-based compensation plans (see Note L)	45.7	46.5
Deemed repatriation tax payable	31.6	32.8
Net reserves for tax contingencies	6.4	8.1
Deferred compensation	14.6	14.6
Other [1]	22.1	12.9
	$192.1	$173.5

1 In the U.S., we are deferring our payment of employer's Social Security match into 2021 and 2022 as provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Through December 31, 2020, we have deferred $19.0. Half of the amount will be paid in 2021 and half in 2022. In August 2020, an executive order was issued, which also allowed for the deferral of employee social security withholding and payment during September – December 2020. We did not elect to participate in the employee deferral program.

J—Long-Term Debt

In light of the potential impacts of COVID-19 on our businesses and the uncertainties associated with the duration of the pandemic at that time, we reviewed our debt covenants early in the second quarter 2020. On May 6, 2020, we amended our credit facility to, among other things, change the restrictive borrowing covenants. The prior leverage ratio covenant required us to maintain, as of the last day of each quarter, a leverage ratio of consolidated funded indebtedness to trailing 12-month consolidated EBITDA (each as defined in the credit facility) of not greater than 3.50 to 1.00.

The leverage ratio covenant was changed in two ways: (i) the calculation of the ratio now subtracts unrestricted cash (as defined in the credit facility) from consolidated funded indebtedness; and (ii) the ratio levels, calculated as of the last day of the applicable fiscal quarter, were changed to 4.75 to 1.00 for each fiscal quarter-end date through March 31, 2021; 4.25 to 1.00 at June 30, 2021; 3.75 to 1.00 at September 30, 2021; and 3.25 to 1.00 at December 31, 2021 and thereafter.

In addition, the amount of total secured debt limit was changed from 15% to 5% of our total consolidated assets until December 31, 2021, at which time it will revert back to 15%. Various interest rate terms were also changed. The credit facility also contains an anti-cash hoarding provision that limits borrowing if the Company has a consolidated cash balance (as defined in the credit facility) in excess of $300.0 without planned expenditures. The maturity date of January 2024 remains unchanged. At December 31, 2020, the Company is in compliance with all of its debt covenants and expects to be able to maintain compliance with the amended debt covenant requirements.

Long-term debt, interest rates and due dates at December 31 are as follows:

	2020			2019
	Year-end Interest Rate	Due Date Through	Balance	Year-end Interest Rate	Due Date Through	Balance
Senior Notes [1]	3.4%	2022	$300.0	3.4%	2022	$300.0
Senior Notes [1]	3.8%	2024	300.0	3.8%	2024	300.0
Senior Notes [1]	3.5%	2027	500.0	3.5%	2027	500.0
Senior Notes [1]	4.4%	2029	500.0	4.4%	2029	500.0
Term Loan [2]	3.0%	2024	305.0	2.9%	2024	462.5
Industrial development bonds, principally variable interest rates	.3%	2030	3.8	1.6%	2030	3.8
Commercial paper [3]	—%	2024	—	2.0%	2024	61.5
Finance leases (primarily vehicles)			3.6			4.2
Other, partially secured			.5			.5
Unamortized discounts and deferred loan cost			(12.7)			(14.9)
Total debt			1,900.2			2,117.6
Less: current maturities			50.9			51.1
Total long-term debt			$1,849.3			$2,066.5
1 Senior Notes are unsecured and unsubordinated obligations. For each of the Senior Notes: (i) interest is paid semi-annually in arrears; (ii) principal is due at maturity with no sinking fund; and (iii) we may, at our option, at any time, redeem all or a portion of any of the debt at a make-whole redemption price equal to the greater of: (a) 100% of the principal amount of the notes being redeemed; and (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a specified discount rate, determined by the terms of each respective note. The Senior Notes may also be redeemed by us within 90 days of maturity at 100% of the principal amount plus accrued and unpaid interest, and we are required to offer to purchase such notes at 101% of the principal amount, plus accrued and unpaid interest, if we experience a Change of Control Repurchase Event, as defined in the Senior Notes. Also, each respective Senior Note contains restrictive covenants, including a limitation on secured debt of 15% of our consolidated assets, a limitation on sale and leaseback transactions, and a limitation on certain consolidations, mergers, and sales of assets.
2 In January 2019, we issued a $500.0 five-year Term Loan A with our current bank group. We pay quarterly principal installments of $12.5 through the maturity date of January 2024, at which time we will pay the remaining principal. Additional principal payments, including a complete early payoff, are allowed without penalty. As of December 31, 2020, we had repaid $195.0, including prepayments on a portion of Term Loan A of $60.0 in the third quarter and $47.5 in the fourth quarter of 2020. The Term Loan A bears a variable interest rate as defined in the agreement and was 3.0% at December 31, 2020. Interest is payable based upon a time interval that depends on the selection of interest rate period.
3 The weighted average interest rate for the net commercial paper activity during the years ended December 31, 2020 and 2019 was 2.0% and 2.6%, respectively.

Maturities are as follows:

Year ended December 31
2021	$50.9
2022	350.4
2023	50.9
2024	454.3
2025	—
Thereafter	993.7
$1,900.2

In January 2019, we increased the size of the revolving facility from $800.0 to $1,200.0 (and increased permitted borrowings, subject to covenant restrictions, under our commercial paper program in a corresponding amount), added a five-year $500.0 term loan facility, and extended the term from 2022 to 2024.

Amounts outstanding at December 31 related to our commercial paper program were:

	2020	2019
Total program authorized	$1,200.0	$1,200.0

Commercial paper outstanding (classified as long-term debt)	—	(61.5)
Letters of credit issued under the credit facility	—	—
Total program usage	—	(61.5)
Total program available	$1,200.0	$1,138.5

  At December 31, 2019, subject to restrictive covenants, we could raise cash by issuing commercial paper through a program that is backed by a $1,200.0 revolving credit facility with a syndicate of 13 lenders. The credit facility allows us to issue total letters of credit up to $125.0. When we issue letters of credit in this manner, our capacity under the revolving facility, and consequently, our ability to issue commercial paper, is reduced by a corresponding amount. We had no outstanding letters of credit under the facility at year end for the periods presented.

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

K—Lease Obligations

Initial adoption of new ASU

Effective January 1, 2019, we adopted ASU 2016-02 “Leases” (Topic 842), which requires the recognition of lease assets and liabilities for items classified as operating leases under previous guidance. As permitted under ASU 2018-11 “Targeted Improvements to ASC 842”, we elected to not restate comparative periods in transition. Adoption of the new standard resulted in the recording of additional net operating lease assets and lease liabilities of $135.9 and $135.8, respectively, as of January 1, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to retained earnings.

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

At the inception of a contract, we assess whether a contract is, or contains, a lease. Our assessment is based on whether the contract involves the use of a distinct identified asset, whether we obtain the right to substantially all the economic benefit of the asset, and whether we have the right to direct the use of the asset.

Our leases have remaining lease terms that expire at various dates through 2035, some of which include options to extend or terminate the leases at our discretion. Where renewal or termination options are reasonably likely to be exercised, we recognize the option as part of the right-of-use asset and lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Both lease and non-lease components are accounted for as a single lease component, as we have elected to group lease and non-lease components for all leases.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of the lease payments. We apply a portfolio approach for determining the incremental borrowing rate based on the applicable lease terms and the economic environment in the various regions where our operations are located.

At December 31, 2020, we had $2.1 of additional operating leases that had not yet commenced. These operating leases will commence in 2021 with average lease terms of 6 years.
Supplemental balance sheet information related to leases was as follows:

	December 31
	2020	2019
Operating leases:
Operating lease right-of-use assets	$161.6	$158.8

Current portion of operating lease liabilities	42.4	39.3
Operating lease liabilities	122.1	121.6
Total operating lease liabilities	$164.5	$160.9

Finance leases:
Sundry	$3.6	$4.3

Current maturities of long-term debt	.9	1.1
Long-term debt	2.7	3.1
Total finance lease liabilities	$3.6	$4.2

The components of lease expense were as follows:

	Year Ended December 31
	2020	2019
Operating lease costs:
Lease costs	$48.4	$45.0
Variable lease costs	12.1	12.9
Total operating lease costs	$60.5	$57.9

Short-term lease costs	$4.9	$5.0

Finance lease costs:
Amortization of right-of-use assets	$2.4	$2.7
Interest on lease liabilities	.1	.2
Total finance lease costs	$2.5	$2.9

Total lease costs	$67.9	$65.8

Variable lease costs consist primarily of taxes, insurance, and common-area or other maintenance costs for our leased facilities and equipment, which are paid based on actual costs incurred by the lessor.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47.3	$40.7
Operating cash flows from finance leases	.1	.2
Financing cash flows from finance leases	2.4	2.7

Right-of-use assets obtained in exchange for new operating lease liabilities	43.6	40.7
Right-of-use assets obtained in exchange for new finance lease liabilities	1.8	2.1

In connection with the ECS transaction discussed in Note R, we acquired operating right-of-use assets in 2019 of approximately $24.0 (including a favorable lease position of $2.4). The operating lease liability associated with these right-of-use assets was approximately $21.6. Finance right-of-use assets acquired in the ECS transaction and the related finance lease liabilities were immaterial.
The following table reconciles the undiscounted cash flows for the operating and finance leases at December 31, 2020 to the operating and finance lease liabilities recorded on the Consolidated Balance Sheets:

	December 31, 2020
	Operating Leases	Finance Leases
2021	$47.0	$1.6
2022	40.7	1.3
2023	30.6	.7
2024	22.2	.2
2025	14.4	—
Thereafter	22.8	—
Total	177.7	3.8
Less: Interest	13.2	.2
Lease Liability	$164.5	$3.6

Weighted average remaining lease term (years)	5.0	2.6
Weighted average discount rate	3.2%	3.7%

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

At December 31, 2020, the following common shares were authorized for issuance under the Plan:

	Shares Available for Issuance	Maximum Number of Authorized Shares
Unexercised options	.5	.5
Outstanding stock units—vested	3.5	8.4
Outstanding stock units—unvested	.9	2.8
Available for grant	13.0	13.0
Authorized for issuance at December 31, 2020	17.9	24.7

The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Year Ended December 31
	2020		2019		2018
	To Be Settled With Stock	To Be Settled In Cash	To Be Settled With Stock	To Be Settled In Cash	To Be Settled With Stock	To Be Settled In Cash
Stock-based retirement plans contributions [2]	$3.5	$.7	$3.7	$.6	$5.6	$1.0
Discounts on various stock awards:
Deferred Stock Compensation Program [1]	2.2	—	2.1	—	1.9	—
Stock-based retirement plans [2]	1.4	—	1.3	—	1.3	—
Discount Stock Plan [6]	.9	—	1.0	—	1.1	—
Performance Stock Unit (PSU) awards: [3]
2018 and later PSU - TSR based 3A	3.2	(.7)	2.8	4.1	1.2	.8
2018 and later PSU - EBIT CAGR based 3B	(1.9)	(2.0)	3.8	5.3	2.9	2.5
2017 and prior PSU awards 3C	—	—	1.8	1.0	3.6	(1.3)
Profitable Growth Incentive (PGI) awards [4]	—	—	—	—	.9	.9
Restricted Stock Units (RSU) awards [5]	6.8	—	2.0	—	2.1	—
Other, primarily non-employee directors restricted stock	.9	—	1.4	—	.9	—
Total stock-related compensation expense (income)	17.0	$(2.0)	19.9	$11.0	21.5	$3.9
Employee contributions for above stock plans	12.2		13.1		14.0
Total stock-based compensation	$29.2		$33.0		$35.5

Tax benefits on stock-based compensation expense	$4.0		$4.7		$5.1
Tax benefits on stock-based compensation payments (As discussed below, we elected to pay selected awards in cash during 2018.)	2.5		5.6		3.9
Total tax benefits associated with stock-based compensation	$6.5		$10.3		$9.0

The following table recaps the impact of stock-based compensation on assets and liabilities for each of the periods presented:

	2020			2019
	Current	Long-term	Total	Current	Long-term	Total
Assets:
Diversified investments associated with the Executive Stock Unit Program [2]	$3.2	$42.7	$45.9	$2.8	$38.2	$41.0

Liabilities:
Executive Stock Unit Program [2]	$3.2	$42.2	$45.4	$2.8	$37.8	$40.6
Performance Stock Unit (TSR) award 3A	1.9	2.2	4.1	1.5	5.0	6.5
Performance Stock Unit (EBIT) award 3B	.4	1.3	1.7	4.1	3.7	7.8
Other - primarily timing differences between employee withholdings and related employer contributions to be submitted to various plans' trust accounts	5.9	—	5.9	6.2	—	6.2
Total liabilities associated with stock-based compensation	$11.4	$45.7	$57.1	$14.6	$46.5	$61.1

1 Stock Option Grants

We have granted stock options in conjunction with our Deferred Compensation Program to senior executives on a discretionary basis, and historically to a broad group of employees.

Deferred Compensation Program

We offer a Deferred Compensation Program under which key managers and outside directors may elect to receive stock options, stock units, or interest-bearing cash deferrals in lieu of cash compensation:

•Stock options under this program are granted in the last month of the year prior to the year the compensation is earned. The number of options granted equals the deferred compensation times five, divided by the stock’s market price on the date of grant. The option has a 10-year term. It vests as the associated compensation is earned and becomes exercisable beginning 15 months after the grant date. Stock is issued when the option is exercised.
•Deferred stock units (DSU) under this program are acquired every two weeks (when the compensation would have otherwise been paid) at a 20% discount to the market price of our common stock on each acquisition date, and they vest immediately. Expense is recorded as the compensation is earned. Stock units earn dividends at the same rate as cash dividends paid on our common stock. These dividends are used to acquire stock units at a 20% discount. Stock units are converted to common stock and distributed in accordance with the participant’s pre-set election. However, stock units may be settled in cash, but only if there is not a sufficient amount of shares reserved for future issuance under the Flexible Stock Plan. Participants must begin receiving distributions no later than 10 years after the effective date of the deferral, and installment distributions cannot exceed 10 years.
•Interest-bearing cash deferrals under this program are reported in "Other long-term liabilities" on the Consolidated Balance Sheets and are disclosed in Note I.

	Options	Units	Cash
Aggregate amount of compensation deferred during 2020	$.8	$6.9	$.9

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

Stock Option Summary

Stock option information for the plans discussed above is as follows:

	Total Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2019	.6	$33.03
Granted	—	42.44
Exercised	(.1)	22.82
Outstanding at December 31, 2020	.5	$35.72	4.7	$4.6
Vested or expected to vest	.5	$35.72	4.7	$4.6
Exercisable (vested) at December 31, 2020	.5	$35.33	4.6	$4.6

Additional information related to stock option activity for the periods presented is as follows:

	Year Ended December 31
	2020	2019	2018
Total intrinsic value of stock options exercised	$2.3	$23.6	$8.8
Cash received from stock options exercised	1.5	9.3	4.8
Total fair value of stock options vested	.9	.3	.8

The following table summarizes fair values calculated (and assumptions utilized) using the Black-Scholes option pricing model.

	Year Ended December 31
	2020	2019	2018
Aggregate grant date fair value	$.2	$ .5	$ <.1
Weighted-average per share grant date fair value	6.39	5.36	6.47
Risk-free interest rate	2.4%	2.8%	2.3%
Expected life in years	7.4	7.8	6.0
Expected volatility (over expected life)	22.1%	22.3%	19.4%
Expected dividend yield (over expected life)	3.7%	4.2%	3.1%

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

2 Stock-Based Retirement Plans

Prior to 2019, we had two stock-based retirement plans: the tax-qualified Stock Bonus Plan (SBP) for non-highly compensated employees, and the non-qualified Executive Stock Unit Program (ESUP) for highly compensated employees. We made matching contributions to both plans. In addition to the automatic 50% match, we would make another matching contribution of up to 50% of the employee’s contributions for the year if certain profitability levels, as defined in the SBP and the ESUP, were obtained.

For 2019 and thereafter, the provisions of the ESUP are unchanged. We merged the SBP with the Leggett & Platt, Incorporated 401(k) Plan and Trust Agreement (401(k) Plan) on December 31, 2018 (see Note M). After the merger, our common stock was added to the 401(k) Plan as an investment option, and participants may elect up to 20% of their contributions into our common stock beginning on January 1, 2019. Previously, participants could contribute up to 100% of their contributions into our common stock.

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

Company matches in the ESUP fully vest upon five years of cumulative service, subject to certain participation requirements. Distributions are triggered by an employee’s retirement, death, disability, or separation from Leggett.

In 2020, employee contributions were $3.9, and employer premium contributions to diversified investment accounts were $.7. See the stock-based compensation table above for information regarding employer contributions.

Details regarding stock unit activity for the ESUP plan are reflected in the stock units summary table below.

3 PSU Awards

Starting in 2020 the long-term incentive awards were split between PSUs and RSUs. For executive officers, the split was two thirds PSUs and one third RSUs. For other selected participants, the award was granted at either half PSUs and half RSUs or 100% RSUs.
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

 3A 2018 and Later PSU - TSR Based
Most of the PSU awards are based 50% upon our TSR compared to a peer group. A small number of PSU awards are based 100% upon relative TSR for certain business unit employees to complement their particular mix of incentive compensation. Grant date fair values are calculated using a Monte Carlo simulation of stock and volatility data for Leggett and each of the peer companies. Grant date fair values are amortized using the straight-line method over the three-year vesting period.
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

3B 2018 and Later PSU - EBIT CAGR Based
Most of the PSU awards are based 50% upon our or the applicable segment's EBIT CAGR. Grant date fair values are calculated using the grant date stock price discounted for dividends over the vesting period. Expense is adjusted every quarter over the three-year vesting period based on the number of shares expected to vest.
The EBIT CAGR portion of this award contains the following conditions:
•A service requirement—Awards generally “cliff” vest three years following the grant date; and
•A performance condition—Awards are based on achieving specified EBIT CAGR performance targets for our or the applicable segment's EBIT during the third year of the performance period compared to EBIT during the fiscal year immediately preceding the performance period. Participants will earn from 0% to 200% of the base award.
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

3C 2017 and Prior PSU Awards
The 2017 award was paid out in 2020. The 2017 and prior PSU awards were based solely on relative TSR. Vesting conditions were the same as (3A) above, other than a maximum payout of 175% of the base award.

Below is a summary of shares and grant date fair value related to PSU awards for the periods presented:

	Year Ended December 31
	2020	2019	2018
TSR Based
Total shares base award	.1	.1	.1
Grant date per share fair value	$38.23	$57.86	$42.60
Risk-free interest rate	1.4%	2.4%	2.4%
Expected life in years	3.0	3.0	3.0
Expected volatility (over expected life)	24.0%	21.5%	19.9%
Expected dividend yield (over expected life)	3.6%	3.4%	3.3%

EBIT CAGR Based
Total shares base award	.1	.1	.1
Grant date per share fair value	$40.52	$39.98	$40.92
Vesting period in years	3.0	3.0	3.0

Three-Year Performance Cycle for PSU - TSR Based
Award Year	Completion Date	TSR Performance Relative to the Peer Group (1%=Best)		Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2016	December 31, 2018	78	th percentile	—%	—	$—	First quarter 2019
2017	December 31, 2019	63	rd percentile	49.0%	.1 million	$1.6	First quarter 2020
2018	December 31, 2020	60	th percentile	56.0%	< .1 million	$2.0	First quarter 2021

Three-Year Performance Cycle for PSU - EBIT CAGR Based
Award Year	Completion Date	Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2018	December 31, 2020	16.0%	<.1 million	$.4	First quarter 2021

4 PGI Awards

In 2017 and prior years, certain key management employees participated in a PGI program, which was replaced in 2018 with the PSU-EBIT CAGR award discussed above. As of the first quarter 2019, all PGI awards have been paid out. The PGI awards vested (0% to 250%) at the end of a two-year performance period based on our, or the applicable profit center's, revenue growth (adjusted by a GDP factor when applicable) and EBITDA margin at the end of a two-year performance period. We paid the 2017 award half in shares of our common stock and half in cash. We elected to pay the 2016 award (paid in the first quarter of 2018) in cash. Both components were adjusted to fair value at each reporting period.

Two-Year Performance Cycle
Award Year	Completion Date	Average Payout as a Percent of the Base Award	Estimated Number of Shares	Cash Portion	Distribution Date
2016	December 31, 2017	44.0%	—	$2.0	First quarter 2018
2017	December 31, 2018	155.0%	<.1 million	$2.2	First quarter 2019

5 Restricted Stock Unit Awards

Starting in 2020, the RSU award was amended so that those who retire (1) after age 65 or (2) after the date where the participant’s age plus years of service are greater than or equal to 70 years, will continue to receive shares that will vest after the retirement date. Expense associated with these retirement-eligible employees is recognized immediately at the RSU grant date. For those employees who become retirement eligible after the grant date, any remaining RSU expense is recognized at the date the employee meets the retirement-eligible criteria.

RSU awards are generally granted as follows:

•Annual awards to selected managers;
•On a discretionary basis to selected employees; and
•As compensation for outside directors

Starting in 2020 RSUs are granted as part of the long-term incentive awards, along with PSUs, to executive officers and other selected participants as discussed in the PSU Awards section above.

The value of these awards is determined by the stock price on the day of the award, and expense is recognized over the vesting period, except for retirement-eligible employees that are expensed as they become retirement eligible.

Stock Units Summary

As of December 31, 2020, the unrecognized cost of non-vested stock units that is not adjusted to fair value was $5.1 with a weighted-average remaining contractual life of one year.

Stock unit information for the plans discussed above is presented in the table below:

	DSU	ESUP	PSU*	RSU	Total Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Unvested at December 31, 2019	—	—	1.0	.1	1.1	$33.30
Granted based on current service	.3	.2	—	.2	.7	39.21
Granted based on future conditions	—	—	.2	—	.2	19.66
Vested	(.3)	(.2)	(.1)	(.2)	(.8)	55.82
Forfeited	—	—	(.3)	—	(.3)	25.92
Unvested at December 31, 2020	—	—	.8	.1	.9	$24.07	$42.3
Fully vested shares available for issuance at December 31, 2020					3.5		$153.6

*PSU awards are presented at maximum payout of 200%

	Year Ended December 31
	2020	2019	2018
Total intrinsic value of vested stock units converted to common stock	$11.7	$8.0	$12.1

6 Discount Stock Plan

Under the Discount Stock Plan (DSP), a tax-qualified §423 stock purchase plan, eligible employees may purchase shares of Leggett common stock at 85% of the closing market price on the last business day of each month. Shares are purchased and issued on the last business day of each month and generally cannot be sold or transferred for one year.

Average 2020 purchase price per share (net of discount)	$32.50
2020 number of shares purchased by employees	.2
Shares purchased since inception in 1982	23.5
Maximum shares under the plan	27.0

M—Employee Benefit Plans

The Consolidated Balance Sheets reflect a net liability for the funded status of our domestic and foreign defined benefit pension plans as of all periods presented. Our U.S. plans (comprised primarily of three significant plans) represent approximately 84% of our pension benefit obligation in each of the periods presented. Participants in one of the significant domestic plans have stopped earning benefits; this plan is referred to as our Frozen Plan in the following narrative.

A summary of our pension obligations and funded status as of December 31 is as follows:

	2020	2019	2018
Change in benefit obligation
Benefit obligation, beginning of period	$259.1	$219.8	$241.5
Service cost	5.1	4.0	3.9
Interest cost	7.2	8.5	8.0
Plan participants’ contributions	.5	.5	.5
Actuarial loss (gain)[1]	27.7	36.7	(20.3)
Benefits paid	(14.2)	(13.8)	(13.4)
Plan amendments	(.4)	1.9	1.9
Foreign currency exchange rate changes	1.5	1.5	(2.3)
Benefit obligation, end of period	286.5	259.1	219.8
Change in plan assets
Fair value of plan assets, beginning of period	201.5	181.8	185.7
Actual return (loss) on plan assets	24.1	30.0	(10.6)
Employer contributions	2.2	1.5	21.8
Plan participants’ contributions	.5	.5	.5
Benefits paid	(14.2)	(13.8)	(13.4)
Foreign currency exchange rate changes	1.2	1.5	(2.2)
Fair value of plan assets, end of period	215.3	201.5	181.8
Net funded status	$(71.2)	$(57.6)	$(38.0)
Funded status recognized in the Consolidated Balance Sheets
Other assets—sundry	$.9	$1.4	$1.6
Other current liabilities	(.4)	(.4)	(.4)
Other long-term liabilities	(71.7)	(58.6)	(39.2)
Net funded status	$(71.2)	$(57.6)	$(38.0)

1 Year-over-year fluctuations in "Actuarial loss (gain)" are primarily driven by changes in the weighted average discount rate assumptions.

Our accumulated benefit obligation was not materially different from our projected benefit obligation for the periods presented.

Included in the above plans is a subsidiary’s unfunded supplemental executive retirement plan. This is a non-qualified plan, and these benefits are secured by insurance policies that are not included in the plan’s assets. Cash surrender values associated with these policies were approximately $2.6 at December 31, 2020, 2019, and 2018.

Comprehensive Income

Amounts and activity included in accumulated other comprehensive income associated with pensions are reflected below:

	December 31, 2019	2020 Amortization	2020 Net Actuarial Loss	2020 Foreign Currency Exchange Rates Change	2020 Income Tax Change	December 31, 2020
Net loss (gain) (before tax)	$70.2	$(4.0)	$15.5	$.3	$—	$82.0
Deferred income taxes	(19.0)	—	—	—	(2.8)	(21.8)
Accumulated other comprehensive (income) loss (net of tax)	$51.2	$(4.0)	$15.5	$.3	$(2.8)	$60.2

Net Pension (Expense) Income

Components of net pension (expense) income for the years ended December 31 were as follows:

	2020	2019	2018
Service cost	$(5.1)	$(4.0)	$(3.9)
Interest cost	(7.2)	(8.5)	(8.0)
Expected return on plan assets	11.9	11.3	11.9
Recognized net actuarial loss	(4.0)	(2.9)	(2.6)
Prior service cost	.4	(1.7)	—
Net pension expense	$(4.0)	$(5.8)	$(2.6)
Weighted average assumptions for pension costs:
Discount rate used in net pension costs	2.8%	3.9%	3.4%
Rate of compensation increase used in pension costs	3.4%	3.0%	3.0%
Expected return on plan assets	6.1%	6.4%	6.4%
Weighted average assumptions for benefit obligation:
Discount rate used in benefit obligation	2.1%	2.8%	3.9%
Rate of compensation increase used in benefit obligation	3.5%	3.4%	3.0%

Assumptions used for U.S. and international plans were not significantly different.

The components of net pension expense other than the service cost component are included in the line item "Other (income) expense, net" in the Consolidated Statements of Operations.

We use the average of a Pension Liability Index rate and a 10+ year AAA-AA US Corporate Index rate to determine the discount rate used for our significant pension plans (rounded to the nearest 25 basis points). The Pension Liability Index rate is a calculated rate using yearly spot rates matched against expected future benefit payments. The 10+ year AAA-AA US Corporate Index rate is based on the weighted average yield of a portfolio of high-grade Corporate Bonds with an average duration approximating the plans’ projected benefit payments. The discount rates used for our other, primarily foreign, plans are based on rates appropriate for the respective country and the plan obligations.

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
•Level 3: Unobservable inputs that are not corroborated by market data.

Presented below are our major categories of investments for the periods presented:

	Year Ended December 31, 2020					Year Ended December 31, 2019
	Level 1	Level 2	Level 3	Assets Measured at NAV[1]	Total	Level 1	Level 2	Level 3	Assets Measured at NAV[1]	Total
Mutual and pooled funds
Fixed income	$35.3	$16.5	$—	$—	$51.8	$40.7	$—	$—	$—	$40.7
Equities	114.0	10.4	—	—	124.4	121.7	—	—	—	121.7
Stable value funds	—	30.9	—	—	30.9	—	30.2	—	—	30.2
Money market funds, cash and other	—	—	—	8.2	8.2	—	—	—	8.9	8.9
Total investments at fair value	$149.3	$57.8	$—	$8.2	$215.3	$162.4	$30.2	$—	$8.9	$201.5

1Certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

Plan assets are invested in diversified portfolios of equity, debt and government securities, as well as a stable value fund. The aggregate allocation of these investments is as follows:

	2020	2019
Asset Category
Equity securities	58%	60%
Debt securities	24	20
Stable value funds	14	15
Other, including cash	4	5
Total	100%	100%

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

Six are mutual funds, all of which are passively managed low-cost index funds, and include:

•U.S. Total Stock Market Index: Large-, mid-, and small-cap equity diversified across growth and value styles.
•U.S. Large-Cap Index: Large-cap equity diversified across growth and value styles.
•U.S. Small-Cap Index: Small-cap equity utilizing value style.
•World ex US Index: International equity; broad exposure across developed and emerging non-U.S. equity markets.
•Long-term Bond Index: Diversified exposure to the long-term, investment-grade U.S. bond market.
•Extended Duration Treasury Index: Diversified exposure to U.S. treasuries with maturities of 20-30 years.

The stable value fund consists of a fixed income portfolio offering consistent return and protection against interest rate volatility.

Future Contributions and Benefit Payments

We expect to contribute approximately $4.0 to our defined benefit pension plans in 2021.

Estimated benefit payments expected over the next 10 years are as follows:

2021	$13.0
2022	13.5
2023	14.1
2024	14.8
2025	15.0
2026-2030	73.5

Defined Contribution Plans

Total expense for defined contribution plans was as follows:

	2020	2019	2018
401(k) Plan	$6.8	$6.9	$2.2
Other defined contribution plans	4.9	5.3	4.1
	$11.7	$12.2	$6.3

Expense for our 401(k) Plan increased in 2019, primarily due to the December 31, 2018 merger of the SBP and 401(k) Plan, as discussed in Note L, and the implementation of automatic enrollment features (effective January 1, 2019).

Multi-employer Pension Plans

We have limited participation in two union-sponsored, defined benefit, multi-employer pension plans. These plans are not administered by us, and contributions are determined in accordance with provisions of negotiated labor contracts.  Aggregate contributions to these plans were immaterial for each of the years presented. In addition to regular contributions, we could be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) if a plan has unfunded vested benefits. Factors that could impact the funded status of these plans include investment performance, changes in the participant demographics, financial stability of contributing employers, and changes in actuarial assumptions. Withdrawal liability triggers could include a plan's termination, a withdrawal of substantially all employers, or our voluntary withdrawal from the plan (such as decision to close a facility or the dissolution of a collective bargaining unit). We have a very small share of the liability among the participants of these plans. Based upon the information available from plan administrators, both of the multi-employer plans in which we participate are underfunded, and we estimate our aggregate share of potential withdrawal liability for both plans to be $19.3. We have not recorded any material withdrawal liabilities for the years presented.

N—Income Taxes

The components of earnings before income taxes are as follows:

	Year Ended December 31
	2020	2019	2018
Domestic	$108.3	$195.5	$149.1
Foreign	212.6	234.6	235.3
	$320.9	$430.1	$384.4

Income tax expense is comprised of the following components:

	Year Ended December 31
	2020	2019	2018
Current
Federal	$36.9	$34.6	$21.2
State and local	7.8	5.3	4.9
Foreign	51.0	48.7	55.6
	95.7	88.6	81.7
Deferred
Federal	(16.3)	7.5	8.8
State and local	(2.9)	.6	(12.0)
Foreign	(3.3)	(.5)	(.2)
	(22.5)	7.6	(3.4)
	$73.2	$96.2	$78.3

Income tax expense, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:

	Year Ended December 31
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	.8	1.4	.9
Tax effect of foreign operations	(2.2)	(1.6)	(.7)
Global intangible low-taxed income	(.4)	2.2	.7
Current and deferred foreign withholding taxes	2.8	1.2	3.8
Stock-based compensation	(.6)	(1.1)	(.8)
Change in valuation allowance	.8	.4	(2.0)
Change in uncertain tax positions, net	.6	(.3)	(.3)
Goodwill impairment	1.7	—	—
Other permanent differences, net	(1.4)	(.3)	(1.4)
Other, net	(.3)	(.5)	(.8)
Effective tax rate	22.8%	22.4%	20.4%

For all periods presented, the tax rate benefited from income earned in various foreign jurisdictions at rates lower than the U.S. federal statutory rate, primarily related to China, Croatia, and Luxembourg.

In 2020, we recognized tax expense of $13.0, related to foreign withholding taxes of $8.9, a non-deductible goodwill impairment associated with our Hydraulic Cylinders reporting unit of $5.3, and a Korean audit settlement of $3.2. These expenses were partially offset by prior year tax benefits totaling $3.9 from the Global Intangible Low-Taxed Income (GILTI) high-tax exception final regulations issued in 2020, and other net benefits of $.5.

In 2019, we recognized tax expense of $12.9, primarily related to GILTI of $9.3 and other net tax expenses of $3.6.

In 2018, our rate benefited by $2.3, primarily related to the net reduction of valuation allowances of $7.8 and other net benefits totaling $9.1, including measurement period adjustments. These benefits were offset by tax expenses recorded in 2018 totaling $14.6 related to current and deferred foreign withholding taxes.

We file tax returns in each jurisdiction where we are required to do so. In these jurisdictions, a statute of limitations period exists. After a statute period expires, the tax authorities can no longer assess additional income tax for the expired period. In addition, once the statute expires we are no longer eligible to file claims for refund for any tax that we may have overpaid.

Unrecognized Tax Benefits

The total amount of our gross unrecognized tax benefits at December 31, 2020 was $6.9, of which $5.3 would impact our effective tax rate, if recognized. A reconciliation of the beginning and ending balance of our gross unrecognized tax benefits for the periods presented is as follows:

	2020	2019	2018
Gross unrecognized tax benefits, January 1	$6.4	$8.2	$10.1
Gross increases—tax positions in prior periods [1]	2.9	—	—
Gross decreases—tax positions in prior periods	(.4)	(.4)	(.5)
Gross increases—current period tax positions	.6	.7	1.3
Change due to exchange rate fluctuations	.1	—	(.2)
Settlements [1]	(3.2)	—	—
Lapse of statute of limitations	(1.1)	(2.1)	(2.5)
Gross unrecognized tax benefits, December 31	5.3	6.4	8.2
Interest	1.4	1.9	2.4
Penalties	.2	.3	.4
Total gross unrecognized tax benefits, December 31	$6.9	$8.6	$11.0

1 In 2020, we effectively settled a tax matter in Korea totaling $2.9 plus $.3 in interest.

We recognize interest and penalties related to unrecognized tax benefits as part of income tax expense in the Consolidated Statements of Operations, which is consistent with prior reporting periods.

We are currently in various stages of audit by certain governmental tax authorities. We have established liabilities for unrecognized tax benefits as appropriate, with such amounts representing a reasonable provision for taxes we ultimately might be required to pay. However, these liabilities could be adjusted over time as more information becomes known and management continues to evaluate the progress of these examinations. We are no longer subject to significant U.S. federal tax examinations for years prior to 2016, or significant U.S. state or foreign income tax examinations for years prior to 2013.

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

Deferred Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The major temporary differences and their associated deferred tax assets or liabilities are as follows:

	December 31
	2020		2019
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$17.4	$(81.7)	$19.1	$(84.8)
Inventories	2.6	(10.2)	2.3	(13.2)
Accrued expenses	68.1	(6.3)	59.9	(4.2)
Net operating losses and other tax carryforwards	32.3	—	31.9	—
Pension cost and other post-retirement benefits	22.3	(.7)	18.2	(.7)
Intangible assets	.2	(194.7)	.3	(199.5)
Derivative financial instruments	2.4	(2.4)	3.0	(1.7)
Tax on undistributed earnings (primarily from Canada and China)	—	(14.8)	—	(16.8)
Uncertain tax positions	1.1	—	1.4	—
Other	5.7	(6.4)	5.2	(6.3)
Gross deferred tax assets (liabilities)	152.1	(317.2)	141.3	(327.2)
Valuation allowance	(18.1)	—	(16.8)	—
Total deferred taxes	$134.0	$(317.2)	$124.5	$(327.2)
Net deferred tax liability		$(183.2)		$(202.7)

Deferred tax assets (liabilities) included in the Consolidated Balance Sheets are as follows:

	December 31
	2020	2019
Sundry	$11.0	$11.5
Deferred income taxes	(194.2)	(214.2)
	$(183.2)	$(202.7)

Significant fluctuations in our deferred taxes from 2019 to 2020 relate to the following:

•The increase of $8.2 in our deferred tax asset associated with accrued expenses relates primarily to changes in our bad debt reserve and accrued employee benefits; and

•The decrease of $4.8 in our deferred tax liability associated with intangible assets relates primarily to the amortization of various intangibles, including those related to the acquisition of ECS in 2019.

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

Deferred withholding taxes (tax on undistributed earnings) have been provided on the earnings of our foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. We are not asserting permanent reinvestment on $686.3 of our earnings, and have accrued tax on these undistributed earnings as presented in the table above.

Foreign withholding taxes have not been provided on certain foreign earnings which are indefinitely reinvested outside the U.S. The cumulative undistributed earnings which are indefinitely reinvested as of December 31, 2020, are $335.3. If such earnings were repatriated to the U.S. through dividends, the resulting incremental tax expense would approximate $16.8, based on present income tax laws.

O—Other (Income) Expense

The components of other (income) expense were as follows:

	Year Ended December 31
	2020	2019	2018
Gain on sales of assets and businesses	$(2.5)	$(5.0)	$(1.9)
Restructuring charges (See Note E)	7.6	8.1	7.8
Currency loss	2.4	3.0	.8
(Gain) loss from diversified investments associated with Executive Stock Unit Program (See Note L)	(6.0)	(7.2)	1.9
COVID-19 government subsidies [1]	(21.4)	—	—
Non-service pension (income) expense (See Note M)	(1.1)	1.8	(1.3)
Other income	(4.0)	(4.3)	(6.5)
	$(25.0)	$(3.6)	$.8
1 This represents government subsidies primarily from our international locations, which do not contain material restrictions on our operations, sources of funding or otherwise. In the U.S., we are deferring our payment of employer's Social Security match into 2021 and 2022 as discussed in Note I.

P—Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$40.5	$(11.5)	$(38.5)	$(9.5)
Other comprehensive (loss)	(67.0)	(3.1)	(3.7)	(73.8)
Reclassifications, pretax [1]	—	2.8	2.6	5.4
Income tax effect	—	—	.3	.3
Balance at December 31, 2018	(26.5)	(11.8)	(39.3)	(77.6)
Other comprehensive income (loss)	5.0	2.5	(18.6)	(11.1)
Reclassifications, pretax [2]	—	7.4	2.9	10.3
Income tax effect	—	(2.2)	3.8	1.6
Balance at December 31, 2019	(21.5)	(4.1)	(51.2)	(76.8)
Other comprehensive income (loss)	27.8	4.5	(15.8)	16.5
Reclassifications, pretax [3]	—	2.4	4.0	6.4
Income tax effect	—	(1.4)	2.8	1.4
Attributable to noncontrolling interest	.1	—	—	.1
Balance at December 31, 2020	$6.4	$1.4	$(60.2)	$(52.4)

[1] 2018 pretax reclassifications are comprised of:
Net trade sales	$—	$(2.6)	$—	$(2.6)
Cost of goods sold; selling and administrative expenses	—	1.1	—	1.1
Interest expense	—	4.3	—	4.3
Other (income) expense, net	—	—	2.6	2.6
Total 2018 reclassifications, pretax	$—	$2.8	$2.6	$5.4

[2] 2019 pretax reclassifications are comprised of:
Net trade sales	$—	$3.6	$—	$3.6
Cost of goods sold; selling and administrative expenses	—	(.6)	—	(.6)
Interest expense	—	4.4	—	4.4
Other (income) expense, net	—	—	2.9	2.9
Total 2019 reclassifications, pretax	$—	$7.4	$2.9	$10.3

[3] 2020 pretax reclassifications are comprised of:
Net trade sales	$—	$(1.4)	$—	$(1.4)
Cost of goods sold; selling and administrative expenses	—	(.7)	—	(.7)
Interest expense	—	4.5	—	4.5
Other (income) expense, net	—	—	4.0	4.0
Total 2020 reclassifications, pretax	$—	$2.4	$4.0	$6.4

Q—Fair Value

We utilize fair value measures for both financial and non-financial assets and liabilities.

Items measured at fair value on a recurring basis

Fair value measurements are established using a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following categories:

•Level 1: Quoted prices for identical assets or liabilities in active markets.
•Level 2: Inputs, other than quoted prices included in Level 1, that are observable for the asset or liability either directly or indirectly. Short-term investments in this category are valued using discounted cash flow techniques with all significant inputs derived from or corroborated by observable market data. Derivative assets and liabilities in this category are valued using models that consider various assumptions and information from market-corroborated sources. The models used are primarily industry-standard models that consider items such as quoted prices, market interest rate curves applicable to the instruments being valued as of the end of each period, discounted cash flows, volatility factors, current market, and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.
•Level 3: Unobservable inputs that are not corroborated by market data.
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below:

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$156.5	$—	$156.5
Derivative assets [1] (see Note S)	—	7.9	—	7.9
Diversified investments associated with the ESUP [1] (see Note L)	45.9	—	—	45.9
Total assets	$45.9	$164.4	$—	$210.3
Liabilities:
Derivative liabilities [1] (see Note S)	$—	$2.5	$—	$2.5
Liabilities associated with the ESUP [1] (see Note L)	45.4	—	—	45.4
Total liabilities	$45.4	$2.5	$—	$47.9

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$153.7	$—	$153.7
Derivative assets [1] (see Note S)	—	4.0	—	4.0
Diversified investments associated with the ESUP [1] (see Note L)	41.0	—	—	41.0
Total assets	$41.0	$157.7	$—	$198.7
Liabilities:
Derivative liabilities [1] (see Note S)	$—	$.9	$—	$.9
Liabilities associated with the ESUP [1] (see Note L)	40.6	—	—	40.6
Total liabilities	$40.6	$.9	$—	$41.5

1 Includes both current and long-term amounts.

There were no transfers between Level 1 and Level 2 for any of the periods presented.

The fair value for fixed rate debt (Level 1) was approximately $170.0 greater than carrying value of $1,587.6 at December 31, 2020 and was approximately $100.0 greater than carrying value of $1,585.6 at December 31, 2019.

Items measured at fair value on a non-recurring basis

The primary areas in which we utilize fair value measures of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies (Note R) and evaluating long-term assets (including goodwill) for potential impairment (Note C). Determining fair values for these items requires significant judgment and includes a variety of methods and models that utilize significant Level 3 inputs (Note A).

R—Acquisitions

The following table contains the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented (using inputs discussed in Note A). Of the goodwill included in the table below, approximately $135.0 is expected to be deductible for tax purposes.

	2019	2018
Accounts receivable	$75.2	$19.6
Inventory	63.2	26.2
Property, plant and equipment	82.3	28.2
Goodwill (see Note D)	566.3	28.1
Other intangible assets (see Note D)
Customer relationships (5 to 15-year life)	378.9	19.4
Technology (5 to 15-year life)	173.3	4.9
Trademarks and trade names (15-year life)	67.1	2.7
Non-compete agreements and other (5 to 15-year life)	28.7	1.9
Other current and long-term assets	29.4	.8
Current liabilities	(48.2)	(11.9)
Deferred income taxes	(127.4)	(9.9)
Long-term liabilities	(23.7)	(.8)
Net cash consideration	$1,265.1	$109.2

The following table summarizes acquisitions for the periods presented.

Year Ended	Number of Acquisitions	Segment	Product/Service
December 31, 2020	None
December 31, 2019	2	Bedding Products Furniture, Flooring & Textile Products	A leader in proprietary specialized foam technology, primarily for the bedding and furniture industries; Manufacturer and distributor of geosynthetic and mine ventilation products
December 31, 2018	3	Furniture, Flooring & Textile Products; Specialized Products	Manufacturer and distributor of home and garden products; Manufacturer and distributor of silt fence; Engineered hydraulic cylinders

Certain of our prior years' acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At December 31, 2020, we have no liability for future payments. At December 31, 2019, our liability for these future payments was $9.2. Additional consideration, including interest, paid on prior year acquisitions was $8.4, $1.1, and $9.3 for the years ended 2020, 2019, and 2018, respectively.

A brief description of our acquisition activity by year is included below.

2020
No businesses were acquired during 2020.

2019
We acquired two businesses:
•ECS, a leader in proprietary specialized foam technology, primarily for the bedding and furniture industries. Through this acquisition, we gained critical capabilities in proprietary foam technology, along with scale in the production of private label finished mattresses. The acquisition date was January 16. The purchase price was $1,244.3 and, upon finalization of the purchase price allocation, added $559.3 of goodwill. The most significant other intangibles added were customer relationships and technology, whose finalized values were $372.3 and $173.3, respectively. There was no contingent consideration associated with this acquisition.
•A manufacturer and distributor of geosynthetic and mine ventilation products, expanding the geographic scope and capabilities of our Geo Components business unit. The acquisition date was December 9. The purchase price was $20.6 and added $7.6 of goodwill.

2018
We acquired three businesses:
•A manufacturer and distributor of innovative home and garden products found at most major retailers for $19.1. This acquisition provides a solid foundation on which to continue growing our retail market presence in our Geo Components business unit.
•A manufacturer and distributor of silt fence, a core product for our Geo Components business unit, for $2.6.
•Precision Hydraulic Cylinders (PHC), a leading global manufacturer of engineered hydraulic cylinders primarily for the materials handling market. The purchase price was $87.4 and added $26.9 of goodwill. PHC serves a market of mainly large OEM customers utilizing highly engineered components with long product life-cycles that represent a small part of the end product’s cost. PHC operates within the Specialized Products segment. As discussed in Note C, we began seeing some market softness in the industries served by this reporting unit in 2019. In the second quarter of 2020, anticipated longer-term economic impacts of COVID-19 lowered expectations of future revenue and profitability causing its fair value to fall below its carrying value, and its goodwill was fully impaired.

Pro forma Results
The following table summarizes, on an unaudited pro forma basis, our combined results of operations, including ECS, as though the acquisition had occurred as of January 1, 2018. We have not provided pro forma results of operations related to other acquisitions, as these results were not material.
The unaudited proforma financial information below is not necessarily indicative of the results of operations that would have been realized had the ECS acquisition occurred as of January 1, 2018, nor is it meant to be indicative of any future results of operations. It does not include benefits expected from revenue or product mix enhancements, operating synergies or cost savings that may be realized, or any estimated future costs that may be incurred to integrate the ECS business.

	Year Ended December 31
	2019	2018
Net trade sales	$4,774.1	$4,870.8
Net earnings	335.5	283.9
EPS basic	2.49	2.11
EPS diluted	2.49	2.10

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

S—Derivative Financial Instruments
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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2020
Derivatives Designated as Hedging Instruments			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, Swiss and UK subsidiaries	Jun 2022	$149.3	$6.3	$.1	$1.2	$.1
Future MXN purchases of a USD subsidiary	Jun 2022	9.3	.7	.1	—	—
Future DKK sales of Polish subsidiary	Jun 2022	18.5	—	—	.5	.1
Future EUR sales of Chinese and UK subsidiaries	Jun 2022	46.7	—	—	.2	.1
Total cash flow hedges			7.0	.2	1.9	.3
Fair value hedges:
Intercompany and third party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, USD and ZAR) in various countries (CAD, CNY, GBP, PLN and USD)	Jun 2021	49.5	.3	—	.1	—
Total fair value hedges			.3	—	.1	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Dec 2021	14.4	.4	—	—	—
Hedge of USD receivable on CAD subsidiary	Jan 2021	18.5	—	—	.2	—
Total derivatives not designated as hedging instruments			.4	—	.2	—
Total derivatives			$7.7	$.2	$2.2	$.3

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2019
Derivatives Designated as Hedging Instruments			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, Swiss and UK subsidiaries	Sep 2021	$138.5	$1.3	$.2	$.7
Future MXN purchases of a USD subsidiary	Jun 2021	9.8	.5	.1	—
Future DKK sales of Polish subsidiary	Jun 2021	21.1	.3	—	—
Future EUR sales of Chinese and UK subsidiaries	Jun 2021	29.9	.7	—	—
Total cash flow hedges			2.8	.3	.7
Fair value hedges:
Intercompany and third party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, USD and ZAR) in various countries (CAD, CHF, CNY, GBP, PLN and USD)	May 2020	112.0	.8	—	.1
Total fair value hedges			.8	—	.1
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Dec 2020	10.1	.1	—	—
Hedge of USD receivable on CAD subsidiary	Jan 2020	5.0	—	—	.1
Total derivatives not designated as hedging instruments			.1	—	.1
Total derivatives			$3.7	$.3	$.9

The following table sets forth the pretax (gains) losses for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

	Income Statement Caption	Amount of (Gain) Loss Recorded in Income for the Year Ended December 31
Derivatives Designated as Hedging Instruments		2020	2019	2018
Interest rate cash flow hedges	Interest expense	$4.5	$4.4	$4.3
Currency cash flow hedges	Net trade sales	1.1	2.7	(2.0)
Currency cash flow hedges	Cost of goods sold	(.1)	(1.6)	.4
Currency cash flow hedges	Other (income) expense, net	—	.1	—
Total cash flow hedges		5.5	5.6	2.7
Fair value hedges	Other (income) expense, net	(.2)	.8	1.2
Derivatives Not Designated as Hedging Instruments	Other (income) expense, net	.2	.1	(1.6)
Total derivative instruments		$5.5	$6.5	$2.3

T—Contingencies

We are a party to various proceedings and matters involving employment, intellectual property, environmental, taxation, vehicle-related personal injury, antitrust, and other laws. When it is probable, in management's judgment, that we may incur monetary damages or other costs resulting from these proceedings or other claims, and we can reasonably estimate the amounts, we record appropriate accruals in the financial statements and make charges against earnings. For all periods presented, we have recorded no material charges against earnings. Also, when it is reasonably possible that we may incur additional loss in excess of recorded accruals, and we can reasonably estimate the additional losses or range of losses, we disclose such additional reasonably possible losses in these notes.

Brazilian Value-Added Tax Matters
All dollar amounts presented in this section reflect the U.S. Dollar (USD) equivalent of Brazilian Real (BRL).
We deny all allegations in the below Brazilian tax actions. We believe that we have valid bases to contest such actions and are vigorously defending ourselves. However, these contingencies are subject to uncertainties, and based on current known facts, we believe that it is reasonably possible (but not probable) that we may incur losses of approximately $10.7, including interest and attorney fees, with respect to all of these assessments, except for the March 27, 2014 assessment of the $.5 from the State of São Paulo, Brazil (SSP), which has been fully accrued and is discussed below. Therefore, because it is not probable we will incur a loss, no accrual has been recorded for Brazilian value-added tax (VAT) matters (except for the aforementioned March 27, 2014 SSP assessment). As of the date of this filing, we have $8.2 on deposit with the Brazilian government to partially mitigate interest and penalties that may accrue, while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.
Brazilian Federal Cases. On December 22 and December 29, 2011, and December 17, 2012, the Brazilian Finance Ministry, Federal Revenue Office (Finance Ministry) issued notices of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (L&P Brazil) in the amount of $1.5 ($2.3 with updated interest), $.1, and $2.7 ($3.2 with updated interest), respectively. The Finance Ministry claimed that for November 2006 and continuing through 2011, L&P Brazil used an incorrect tariff code for the collection and payment of VAT primarily on the sale of mattress innerspring units in Brazil (VAT Rate Dispute). L&P Brazil denied the violations. On December 4, 2015 and October 18, 2018, we filed actions related to the $3.2 assessment and the $2.3 assessment, respectively, in Sorocaba Federal Court. On August 17, 2020, the Sorocaba Federal Court ruled in our favor and annulled the $3.2 assessment. On October 9, 2020, the Federal Treasury filed an appeal which is pending. The $.1 assessment remains pending at the second administrative level. The action seeking to annul the $2.3 assessment also remains pending.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2, and November 5, 2012, September 13, 2013, and September 4, 2014 from the Finance Ministry where it challenged L&P Brazil’s use of tax credits in years 2005 through 2012. Such credits are generated based upon the VAT rate used by L&P Brazil on the sale of mattress innersprings. L&P Brazil filed its defenses denying the assessments. L&P Brazil received aggregate assessments totaling $1.9 updated with interest on these denials of tax credit matters.
On February 1, 2013, the Finance Ministry filed a Tax Collection action against L&P Brazil in the Camanducaia Judicial District Court, and also, on June 26, 2014, issued a notice of violation, alleging, in the aggregate, the untimely payment of $.6 of social security and social assistance payments from September to October 2010, 2011, and 2012. L&P Brazil argued the payments were not required because of the application of tax credits generated by L&P Brazil's use of a correct VAT rate on the sale of mattress innersprings. These cases remain pending.
We also received a small number of other assessments from the Finance Ministry on the same or related subject matter that are immaterial individually and in the aggregate.
State of São Paulo, Brazil Cases. SSP, on October 4, 2012, issued a Tax Assessment against L&P Brazil in the amount of $.9 for the tax years 2009 through 2011 regarding the same VAT Rate Dispute but as applicable to the sale of mattress innerspring units in the SSP (SSP VAT Rate Dispute). On June 21, 2013, the SSP converted the Tax Assessment to a tax collection action against L&P Brazil in the amount of $1.2 ($1.5 with updated interest) in Sorocaba Judicial District Court. L&P Brazil denied all allegations. This case remains pending.
L&P Brazil also received a Notice of Tax Assessment from the SSP dated March 27, 2014, in the amount of $.5 for tax years January 2011 through August 2012 regarding the SSP VAT Rate Dispute. L&P Brazil filed its response denying the allegations, but the tax assessment was maintained at the administrative level. On June 9, 2016, L&P Brazil filed an action in Sorocaba State Court to annul the entire assessment. The Court ruled against L&P Brazil and the Court of Appeals upheld the unfavorable ruling. The High Court denied our appeal, and L&P Brazil filed an interlocutory appeal. On November 5, 2019, SSP announced an amnesty program that provides discounts on penalties and interest on SSP assessments. We decided to move forward with the amnesty program as it relates to the $.5 assessment. We expect to pay $.5 to resolve this matter using a portion of our $.6 cash deposit. On October 6, 2020, the Court began the process of releasing part of L&P Brazil's cash deposit to pay the $.5. We expect the return of approximately $.1 consisting of cash deposit and accrued interest in the second quarter of 2021.
State of Minas Gerais, Brazil Cases. On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to the same VAT Rate Dispute but as applicable to the sale of mattress innerspring units in Minas Gerais from March 2008 through August 2012 in the amount of $.3. L&P Brazil filed its response denying any violation. The Minas Gerais Taxpayer's Council ruled against us, and L&P Brazil filed a Motion to Stay the Execution of Judgment in Camanducaia Judicial District Court, which remains pending.
Accruals and Reasonably Possible Losses in Excess of Accruals
Accruals for Probable Losses
Although we deny liability in all currently threatened or pending litigation proceedings in which we are or may be a party, and believe that we have valid bases to contest all claims threatened or made against us, we recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, as follows:

	Year Ended December 31
	2020	2019	2018
Litigation contingency accrual - Beginning of period	$.7	$1.9	$.4
Adjustment to accruals - expense	.1	.6	1.8
Currency	(.1)	—	—
Cash payments	(.2)	(1.8)	(.3)
Litigation contingency accrual - End of period	$.5	$.7	$1.9

The above litigation contingency accruals do not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations or cash flows. For more information regarding accrued expenses, see Note I under "Accrued expenses" on page 102.
Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of December 31, 2020, aggregate reasonably possible (but not probable, and therefore not accrued) losses in excess of the accruals noted above are estimated to be $11.5, including $10.7 for Brazilian VAT matters disclosed above and $.8 for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize losses in excess of the recorded accruals (and in excess of the $11.5 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.

U—Risks and Uncertainties

Because of the COVID-19 pandemic, various governments in Asia, Europe, North America, and elsewhere have instituted, and may reinstitute, quarantines, shelter-in-place or stay-at-home orders, or restrictions on public gatherings as well as limitations on social interactions. These restrictions and limitations have had, and could further have, an adverse effect on the economies and financial markets of the countries where our products, or our customers’ products, are sold. The resulting economic downturn has had, and could further have, an effect on the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in these industries.

We have manufacturing facilities in the United States and 16 other countries. All of these countries have been affected by the COVID-19 pandemic. All of our facilities are open and running at this time. From time to time we have some capacity restrictions on our plants due to governmental orders in various parts of the world. We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition, or re-imposition, of restrictive measures concerning shelter-in-place or stay-at-home orders, public gatherings and human interactions, mandatory closures of retail establishments that sell our products or our customers’ products, travel restrictions, and restrictions on the import or export of products.

The U.S. and other governments have ordered that certain nonwoven fabrics used to produce ComfortCore® innersprings be prioritized to produce medical supplies, resulting in shortages of fabrics used for non-medical applications. These shortages and strong bedding demand have caused the Company temporarily to be unable to supply full industry demand for ComfortCore®. We are engaging with customers in an effort to work through these issues. The shortages have resulted in higher pricing for nonwoven fabrics. If we are unable to obtain the fabrics, cannot pass the cost along to our customers, are required to modify existing contracts to accommodate customers, or pay damage claims to customers, our results of operations may be negatively impacted. As demand has improved, we also have experienced some temporary labor shortages. We are in the process of hiring additional employees and adding equipment, particularly in our U.S. Spring business, to meet this demand.

Because of the shift of production by semiconductor microchip manufacturers to consumer electronics, such as laptops and tablets for home-schooling and home-offices, and away from automotive applications during the COVID-19 related automotive industry shutdowns in 2020, currently there is a shortage of microchips in the automotive industry. Our Automotive Group uses the microchips in seat comfort products, and to a lesser extent in motors and actuators. Although, to date, our Automotive Group has been able to obtain an adequate supply of microchips, we are dependent on our suppliers to deliver these microchips in accordance with our production schedule, and a shortage of the microchips can disrupt our operations and our ability to deliver products to our customers. Also, because of the industry shortage, automotive OEMs and other suppliers have not been able to secure an adequate supply of microchips, and as a result have reduced their production of automobiles or parts, which in turn has recently reduced, and may continue to reduce our sale of products. If we cannot secure an adequate supply of microchips in our supply chain, and the microchips cannot be sourced from a different supplier, or the automotive OEMs and other suppliers continue to reduce their production as a result of such shortage, this may negatively impact our sales, earnings and financial condition.

Depending on the length and severity of the COVID-19 pandemic, and the timing and effectiveness of any vaccines, our ability to keep our manufacturing operations open or fully operational, build and maintain appropriate labor levels, obtain necessary raw materials and parts, and ship finished products to customers may be partially or completely disrupted, either on a temporary or prolonged basis. The continued realization of these risks to our manufacturing operations, labor force, and supply chain could also increase labor, commodity, and energy costs.

Although not directly related to the pandemic, chemical shortages are ongoing and are expected to continue at least through mid-2021. These shortages have resulted in higher pricing for chemicals. If we are unable to obtain the chemicals or pass the cost along to our customers, our results of operations may be negatively impacted. Also, some facilities have experienced problems delivering products to customers because of travel restrictions and disruption in logistics necessary to import, export, or transfer products across borders. Currently, our supply chains have also been hampered by congested ports.

Leggett & Platt, Incorporated

Quarterly Summary of Earnings
(Unaudited)

Year ended December 31, (Amounts in millions, except per share data)	First [1,4]	Second [2]	Third [3,5]	Fourth [6]	Total
2020
Net trade sales	$1,045.5	$845.1	$1,207.6	$1,182.0	$4,280.2
Gross profit	222.8	146.3	266.8	258.6	894.5
Earnings before income taxes	60.7	2.4	126.9	130.9	320.9
Net earnings (loss)	45.7	(6.1)	104.9	103.2	247.7
(Earnings) attributable to noncontrolling interest, net of tax	—	—	(.1)	—	(.1)
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$45.7	$(6.1)	$104.8	$103.2	$247.6
Net earnings (loss) per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.34	$(.05)	$.77	$.76	$1.82
Diluted	$.34	$(.05)	$.77	$.76	$1.82
2019
Net trade sales	$1,155.1	$1,213.2	$1,239.3	$1,144.9	$4,752.5
Gross profit	233.0	269.7	275.5	272.4	1,050.6
Earnings before income taxes	78.2	114.1	123.0	114.8	430.1
Net earnings	61.1	86.3	99.6	86.9	333.9
Loss (earnings) attributable to noncontrolling interest, net of tax	.1	(.1)	—	(.1)	(.1)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$61.2	$86.2	$99.6	$86.8	$333.8
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.46	$.64	$.74	$.64	$2.48
Diluted	$.45	$.64	$.74	$.64	$2.47

All items below are shown pretax.
1First quarter 2020 Net earnings include a charge of $8 for note impairment (Note H); $4 charge for stock write-off from a prior year divestiture (Note C)
2Second quarter 2020 Net earnings include a charge of $25 for goodwill impairment (Note C); $3 charge for restructuring (Note E); decreases from the impact of lower sales primarily from pandemic-related economic declines across most of our businesses (Note U).
3Third quarter 2020 Net earnings include a charge of $6 for restructuring (Note E)
4First quarter 2019 Net earnings include a charge of $6 for restructuring (Note E); $1 charge for transaction costs related to the ECS acquisition (Note R)
5Third quarter 2019 Net earnings include a charge of $4 for restructuring (Note E)
6Fourth quarter 2019 Net earnings include a charge of $5 for restructuring (Note E)

LEGGETT & PLATT, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Amounts in millions)

Column A	Column B		Column C	Column D		Column E
Description	Balance at Beginning of Period		Additions (Credited) to Cost and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2020
Allowance for doubtful receivables	$26.8	[1]	$17.1	$1.9	[2]	$42.0
Tax valuation allowance	$16.8		$2.5	$1.2		$18.1

Year ended December 31, 2019
Allowance for doubtful receivables	$20.2		$2.8	$(.5)	[2]	$23.5
Tax valuation allowance	$13.2		$1.5	$(2.1)		$16.8

Year ended December 31, 2018
Allowance for doubtful receivables	$4.9		$16.7	$1.4	[2]	$20.2
Tax valuation allowance	$24.2		$(7.8)	$3.2		$13.2

1Beginning balance adjusted for implementation of ASU 2016-13 "Financial Instruments-Credit Losses" (Topic 326).
2Uncollectible accounts charged off, net of recoveries.

EXHIBIT INDEX

Exhibit No.	Document Description

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

3.2	Bylaws of the Company, as amended through February 24, 2021, filed February 24, 2021 as Exhibit 3.2.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.1	Article III of the Company’s Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 hereto, is incorporated by reference.

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

4.7**	The Company's Description of Capital Stock registered under Section 12 of the Securities Exchange Act of 1934.

Exhibit No.	Document Description

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

10.6*,**	Severance Benefit Agreement between the Company and Steven K. Henderson, dated September 18, 2017.

10.7*
Agreement between the Company and Steven K. Henderson, dated November 4, 2019 (regarding annual award of restricted stock units) filed February 24, 2021 as Exhibit 10.4 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.8*
Amended and Restated Severance Benefit Agreement between the Company and Scott S. Douglas, dated December 30, 2008, filed February 22, 2018 as Exhibit 10.7 to the Company's Form 10-K, is incorporated by reference. (SEC File No. 001-07845)

10.9*
Description of Personal Use of Corporate Aircraft by Karl G. Glassman, dated May 8, 2017, filed May 11, 2017 as Exhibit 10.8 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10*
Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and its directors and executive officers, filed March 28, 2002, as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001, is incorporated by reference. (SEC File No. 001-07845)

10.11*	Summary Sheet of Executive Cash Compensation, filed February 24, 2021 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.12*	Summary Sheet of Director Compensation, filed June 30, 2020 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.13*
The Company’s Flexible Stock Plan, amended and restated, effective as of May 15, 2020, filed March 31, 2020 as an Appendix to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.13.1*
Form of Non-Qualified Stock Option Award Agreement pursuant to the Company’s Flexible Stock Plan, filed November 4, 2014 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.13.2*
2021 Form of Performance Stock Unit Award Agreement pursuant to the Company's Flexible Stock Plan, (applicable to 2021 grants and thereafter) filed February 24, 2021 as Exhibit 10.5 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.13.3*
2020 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan (applicable to 2020 grants), filed February 19, 2020 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.13.4*
2019 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan (applicable to 2019 grants), filed March 13, 2019 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.13.5*
2018 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan (applicable to 2018 grants), filed November 9, 2017 as Exhibit 10.7 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.13.6*
2018 Form of Interim Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, (applicable to 2018 grants), filed November 9, 2017 as Exhibit 10.8 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.13.7*
2017 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, (applicable to 2017 grants), filed November 10, 2016 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.13.8*
Form of Director Restricted Stock Agreement pursuant to the Company’s Flexible Stock Plan, filed August 7, 2008 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008, is incorporated by reference. (SEC File No. 001-07845)

10.13.9*
Form of Director Restricted Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed February 24, 2012 as Exhibit 10.9.7 to the Company's Form 10-K for the year ended December 31, 2011, is incorporated by reference. (SEC File No. 001-07845)

10.13.10*
2021 Form of Restricted Stock Unit Award Agreement pursuant to the Company's Flexible Stock Plan, filed February 24, 2021 as Exhibit 10.6 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.13.11*
2020 Form of Restricted Stock Unit Award Agreement pursuant to the Company's Flexible Stock Plan, filed February 19, 2020 as Exhibit 10.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.13.12*
Form of Restricted Stock Unit Award Agreement applicable to Jeffrey L. Tate (applicable to 2019 grant), filed August 6, 2019 as Exhibit 10.8 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.13.13*,**	Form of Restricted Stock Unit Award applicable to Steven K. Henderson (applicable to 2018 and 2019 grants).

10.13.14*,**	Restricted Stock Unit Award between the Company and Steven K. Henderson, dated September 18, 2017.

Exhibit No.	Document Description

10.13.15*
2017 Form of Profitable Growth Incentive Award Agreement and Terms and Conditions (applicable to 2017 grants), filed November 10, 2016 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.13.16*	Award Formula for the 2017-2018 Profitable Growth Incentive Program, filed March 27, 2017 as Exhibit 10.5 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.14*	The Company’s 2020 Key Officers Incentive Plan, effective January 1, 2020, filed February 19, 2020 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.14.1*	2021 Award Formula under the Company's 2020 Key Officers Incentive Plan, filed February 24, 2021 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.14.2*	2020 Award Formula under the Company's 2020 Key Officers Incentive Plan, filed February 19, 2020 as Exhibit 10.4 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.15*
2019-2021 Business Unit Profit Sharing Award Agreement between the Company and Steven K. Henderson, filed February 24, 2021 as Exhibit 10.9 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.16*
2018-2020 Business Unit Profit Sharing Award Agreement between the Company and Steven K. Henderson, filed February 24, 2021 as Exhibit 10.8 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.17*	The Company’s Deferred Compensation Program, effective November 6, 2017, filed November 9, 2017 as Exhibit 10.6 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.18*
The Company’s Executive Deferred Stock Program, filed March 31, 1999 as Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 1998, is incorporated by reference. (SEC File No. 001-07845)

10.19*
The Company’s 2005 Executive Stock Unit Program, as amended and restated, effective February 23, 2016, filed February 25, 2016, as Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 2015, is incorporated by reference. (SEC File No. 001-07845)

10.20*
Description of the long-term disability arrangement between the Company and Karl G. Glassman filed February 25, 2016 as Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 2015, is incorporated by reference. (SEC File No. 001-07845)

10.21*
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

10.22.1
Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated May 6, 2020 among the Company, JP Morgan Chase Bank, N.A. as administrative agent, and the Lenders named therein, filed May 7, 2020 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.23
Commercial Paper Issuing and Paying Agent Agreement between U.S. Bank National Association and the Company, dated December 2, 2014, including Master Note, filed December 5, 2014 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.24	Form of Amended and Restated Commercial Paper Dealer Agreement filed December 5, 2014 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

21**	Schedule of Subsidiaries of the Company.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney executed by members of the Company’s Board of Directors regarding this Form 10-K.

31.1**	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 24, 2021.

31.2**	Certification of Jeffrey L. Tate, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 24, 2021.

32.1**	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 24, 2021.

32.2**	Certification of Jeffrey L. Tate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 24, 2021.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Inline XBRL Taxonomy Extension Schema.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

______________________________
*     Denotes management contract or compensatory plan or arrangement.
**     Denotes filed or furnished herewith.

***     Filed as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each year in the three year period ended December 31, 2020; (ii) Consolidated Statements of Comprehensive Income (Loss) for each year in the three year period ended December 31, 2020; (iii) Consolidated Balance Sheets at December 31, 2020 and December 31, 2019; (iv) Consolidated Statements of Cash Flows for each year in the three year period ended December 31, 2020; (v) Consolidated Statements of Changes in Equity for each year in the three year period ended December 31, 2020; and (vi) Notes to Consolidated Financial Statements.
****    The assertions embodied in the representations and warranties made in the Stock Purchase Agreement are solely for the benefit of the parties to the Stock Purchase Agreement, and are qualified by information in confidential disclosure schedules that we have exchanged in connection with signing the Stock Purchase Agreement. While Leggett does not believe the schedules contain information required to be publicly disclosed, the schedules do contain information that modifies, qualifies, and creates exceptions to the representations and warranties in the Stock Purchase Agreement. You are not a third party beneficiary to the Stock Purchase Agreement and should not rely on the representations and warranties as characterizations of the actual state of facts, since (i) they are modified in part by the disclosure schedules, (ii) they may have changed since the date of the Stock Purchase Agreement, (iii) they may represent only the parties’ risk allocation in this particular transaction, and (iv) they may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes. The Stock Purchase Agreement has been included to provide you with information regarding its terms. It is not intended to provide any other factual information about Leggett or ECS. Such information about Leggett can be found in other public filings we make with the SEC.

Item 16. Form 10-K Summary.

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

By:	/s/ KARL G. GLASSMAN
Karl G. Glassman
Chairman and Chief Executive Officer

Date: February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(a) Principal Executive Officer:

/s/ KARL G. GLASSMAN	Chairman and Chief Executive Officer (Director)	February 24, 2021
Karl G. Glassman

(b) Principal Financial Officer:

/s/ JEFFREY L. TATE	Executive Vice President and Chief Financial Officer	February 24, 2021
Jeffrey L. Tate

(c) Principal Accounting Officer:

/s/ TAMMY M. TRENT	Senior Vice President and Chief Accounting Officer	February 24, 2021
Tammy M. Trent

(d) Directors:

MARK A. BLINN*	Director
Mark A. Blinn

ROBERT E. BRUNNER*	Director
Robert E. Brunner

MARY CAMPBELL*	Director
Mary Campbell

J. MITCHELL DOLLOFF*	Director
J. Mitchell Dolloff

Signature	Title	Date

MANUEL A. FERNANDEZ*	Director
Manuel A. Fernandez

JOSEPH W. MCCLANATHAN*	Director
Joseph W. McClanathan

JUDY C. ODOM*	Director
Judy C. Odom

SRIKANTH PADMANABHAN*	Director
Srikanth Padmanabhan

JAI SHAH*	Director
Jai Shah

PHOEBE A. WOOD*	Director
Phoebe A. Wood

*By:	/s/ SCOTT S. DOUGLAS
	Scott S. Douglas	February 24, 2021
Attorney-in-Fact Under Power-of-Attorney dated
February 23, 2021