Form 10-Q
period 2021-03-31
LEGGETT & PLATT INC
filed 2021-05-06
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of April 27, 2021: 133,232,696

LEGGETT & PLATT, INCORPORATED
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	March 31, 2021	December 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$333.8	$348.9
Trade receivables, net	577.4	535.2
Other receivables, net	25.5	28.4
Total receivables, net	602.9	563.6
Inventories	801.8	691.5
Prepaid expenses and other current assets	50.5	54.1
Total current assets	1,789.0	1,658.1
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,403.2	1,396.2
Buildings and other	741.4	740.9
Land	44.6	43.6
Total property, plant and equipment	2,189.2	2,180.7
Less accumulated depreciation	1,413.9	1,395.9
Net property, plant and equipment	775.3	784.8
OTHER ASSETS
Goodwill	1,392.5	1,388.8
Other intangibles, less accumulated amortization of $186.9 and $199.0 as of March 31, 2021 and December 31, 2020, respectively	695.9	701.6
Operating lease right-of-use assets	154.9	161.6
Sundry	104.0	105.1
Total other assets	2,347.3	2,357.1
TOTAL ASSETS	$4,911.6	$4,800.0
CURRENT LIABILITIES
Current maturities of long-term debt	$50.8	$50.9
Current portion of operating lease liabilities	42.8	42.4
Accounts payable	536.3	552.2
Accrued expenses	270.8	275.2
Other current liabilities	94.9	85.3
Total current liabilities	995.6	1,006.0
LONG-TERM LIABILITIES
Long-term debt	1,952.9	1,849.3
Operating lease liabilities	115.4	122.1
Other long-term liabilities	182.2	192.1
Deferred income taxes	209.3	205.4
Total long-term liabilities	2,459.8	2,368.9
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	540.0	543.2
Retained earnings	2,829.9	2,797.2
Accumulated other comprehensive loss	(64.8)	(52.4)
Treasury stock	(1,851.4)	(1,865.4)
Total Leggett & Platt, Inc. equity	1,455.7	1,424.6
Noncontrolling interest	.5	.5
Total equity	1,456.2	1,425.1
TOTAL LIABILITIES AND EQUITY	$4,911.6	$4,800.0
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions, except per share data)	2021	2020
Net trade sales	$1,150.9	$1,045.5
Cost of goods sold	903.4	824.8
Gross profit	247.5	220.7
Selling and administrative expenses	106.3	117.8
Amortization of intangibles	15.8	16.4
Impairments	—	3.5
Other (income) expense, net	(2.3)	4.4
Earnings before interest and income taxes	127.7	78.6
Interest expense	19.3	20.9
Interest income	.9	.9
Earnings before income taxes	109.3	58.6
Income taxes	21.8	14.5
Net earnings	87.5	44.1
(Earnings) attributable to noncontrolling interest, net of tax	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$87.5	$44.1
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.64	$.33
Diluted	$.64	$.33

Weighted average shares outstanding
Basic	136.0	135.4
Diluted	136.3	135.6
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions)	2021	2020
Net earnings	$87.5	$44.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(14.3)	(65.5)
Cash flow hedges	1.1	(6.3)
Defined benefit pension plans	.8	1.2
Other comprehensive loss	(12.4)	(70.6)
Comprehensive income (loss)	75.1	(26.5)
Add: comprehensive loss attributable to noncontrolling interest	—	.1
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$75.1	$(26.4)
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2021	2020
OPERATING ACTIVITIES
Net earnings	$87.5	$44.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	29.1	30.1
Amortization of intangibles and supply agreements	17.0	17.4
Long-lived asset impairment	—	3.5
(Decrease) increase in provision for losses on accounts and notes receivable	(3.3)	19.8
Writedown of inventories	2.9	3.9
Deferred income tax expense (benefit)	.8	(15.6)
Stock-based compensation	12.4	7.5
Other, net	(4.5)	7.8
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(34.8)	(7.1)
Inventories	(107.2)	(33.0)
Other current assets	3.2	(3.4)
Accounts payable	(12.7)	(27.8)
Accrued expenses and other current liabilities	(1.0)	(36.8)
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(10.6)	10.4
INVESTING ACTIVITIES
Additions to property, plant and equipment	(24.0)	(24.2)
Purchases of companies, net of cash acquired	(27.3)	—
Other, net	1.4	6.9
NET CASH USED FOR INVESTING ACTIVITIES	(49.9)	(17.3)
FINANCING ACTIVITIES
Payments on long-term debt	(12.6)	(12.5)
Change in commercial paper and short-term debt	121.8	352.6
Dividends paid	(53.0)	(52.7)
Issuances of common stock	2.0	.6
Purchases of common stock	(8.7)	(8.2)
Other, net	(.4)	(.8)
NET CASH PROVIDED BY FINANCING ACTIVITIES	49.1	279.0
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3.7)	(13.9)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15.1)	258.2
CASH AND CASH EQUIVALENTS—January 1,	348.9	247.6
CASH AND CASH EQUIVALENTS—March 31,	$333.8	$505.8
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in millions, except per share data)
1. INTERIM PRESENTATION
The interim financial statements of Leggett & Platt, Incorporated (we, us, or our) included herein have not been audited by an independent registered public accounting firm. The statements include all adjustments, including normal recurring accruals, which management considers necessary for a fair statement of our financial position and operating results for the periods presented. We have prepared the statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year.
The December 31, 2020 financial position data included herein was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.
Accounts Receivable and Accounts Payable Programs
We have participated in trade receivables sales programs with third-party banking institutions and trade receivables sales programs that have been implemented by certain of our customers the last few years. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $40.0 and $45.0 of trade receivables that were sold and removed from our Consolidated Condensed Balance Sheets at March 31, 2021 and December 31, 2020, respectively.
We sometimes utilize third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The accounts payable, which remain on our Consolidated Condensed Balance Sheets, settled through the third-party programs, were approximately $105.0 at March 31, 2021 and December 31, 2020.
Change in Accounting Methodology
As of January 1, 2021, we changed our method for valuing certain inventories (primarily domestic steel-related inventories) to the first-in, first-out (FIFO) cost method from the last-in, first-out (LIFO) cost method. The effects of this change have been retrospectively applied to all periods presented. See Note 10 for additional information.
2. ACCOUNTING STANDARDS UPDATES

The Financial Accounting Standards Board (FASB) regularly issues updates to the FASB Accounting Standards Codification that are communicated through issuance of an Accounting Standards Update (ASU). Below is a summary of the ASUs, effective for current or future periods, most relevant to our financial statements.

Adopted in 2021:

•ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”: This ASU was effective January 1, 2021 and is a part of the FASB overall simplification initiative. The adoption of this ASU did not materially impact our financial statements.

The FASB has issued accounting guidance, in addition to the issuance discussed above, effective for current and future periods. This guidance did not have a material impact on our current financial statements, and we do not believe it will have a material impact on our future financial statements.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
3. REVENUE

Performance Obligations and Shipping and Handling Costs
We recognize revenue when performance obligations, under the terms of a contract with our customers, are satisfied. Substantially all of our revenue is recognized upon transfer of control of our products to our customers, which is generally upon shipment from our facilities or upon delivery to our customers' facilities, and is dependent on the terms of the specific contract. This conclusion considers the point at which our customers have the ability to direct the use of and obtain substantially all of the remaining benefits of the products that were transferred. Substantially all unsatisfied performance obligations as of March 31, 2021, will be satisfied within one year or less.
Shipping and handling costs are included as a component of "Cost of goods sold." Sales, value added, and other taxes collected in connection with revenue-producing activities are excluded from revenue.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Revenue by Product Family
We disaggregate revenue by customer group, which is the same as our product families for each of our segments, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. For information on our segment structure, see Note 4.

	Three Months Ended March 31,
	2021	2020
Bedding Products
Bedding Group	$535.8	$490.6

Specialized Products
Automotive Group	210.8	173.7
Aerospace Products Group	23.7	38.4
Hydraulic Cylinders Group	23.1	22.4
	257.6	234.5

Furniture, Flooring & Textile Products
Home Furniture Group	96.1	81.2
Work Furniture Group	63.7	63.6
Flooring & Textile Products Group	197.7	175.6
	357.5	320.4
	$1,150.9	$1,045.5

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
The accounting principles used in the preparation of the segment information are the same as those used for the consolidated condensed financial statements. We evaluate performance based on Earnings Before Interest and Taxes (EBIT). Intersegment sales are made primarily at prices that approximate market-based selling prices. Centrally incurred costs are allocated to the segments based on estimates of services used by the segment. Certain of our general and administrative costs and miscellaneous corporate income and expenses are allocated to the segments based on sales or other appropriate metrics.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
These allocated corporate costs include depreciation and other costs and income related to assets that are not allocated or otherwise included in the segment assets.
As of January 1, 2021, we changed our method for valuing certain inventories (primarily domestic steel-related inventories) to the FIFO cost method from the LIFO cost method. The effects of this change have been retrospectively applied to all periods presented. See Note 10 for additional information.
A summary of segment results is shown in the following tables.

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Three Months Ended March 31, 2021
Bedding Products	$535.8	$10.0	$545.8	$63.8	$26.1
Specialized Products	257.6	.9	258.5	35.2	11.1
Furniture, Flooring & Textile Products	357.5	3.6	361.1	28.3	6.1
Intersegment eliminations and other [2]				.4	2.8
	$1,150.9	$14.5	$1,165.4	$127.7	$46.1
Three Months Ended March 31, 2020
Bedding Products	$490.6	$9.6	$500.2	$28.3	$26.8
Specialized Products	234.5	.8	235.3	27.7	11.2
Furniture, Flooring & Textile Products	320.4	5.2	325.6	26.1	6.5
Intersegment eliminations and other [2,3]				(3.5)	3.0
	$1,045.5	$15.6	$1,061.1	$78.6	$47.5

1 See Note 3 for revenue by product family.
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

	March 31, 2021	December 31, 2020
Bedding Products	$709.5	$739.0
Specialized Products	297.6	299.5
Furniture, Flooring & Textile Products	345.3	348.6
Average current liabilities included in segment numbers above	757.2	665.0
Unallocated assets [1]	2,756.7	2,759.1
Difference between average assets and period-end balance sheet	45.3	(11.2)
Total assets	$4,911.6	$4,800.0

1 Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. IMPAIRMENT CHARGES
Impairment charges (pretax) are reported in “Impairments” in the Consolidated Condensed Statements of Operations. We incurred a $3.5 charge in the three months ended March 31, 2020 to write off stock associated with a prior year divestiture that filed bankruptcy in 2020. We did not have any impairment charges in the three months ended March 31, 2021.

6. EARNINGS PER SHARE (EPS)

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2021	2020
Net earnings
Net earnings	$87.5	$44.1
(Earnings) attributable to noncontrolling interest, net of tax	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$87.5	$44.1

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	136.0	135.4
Dilutive effect of stock-based compensation	.3	.2
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	136.3	135.6

Basic and diluted EPS:
Basic EPS attributable to Leggett & Platt common shareholders	$.64	$.33

Diluted EPS attributable to Leggett & Platt common shareholders	$.64	$.33

Other information:
Anti-dilutive shares excluded from diluted EPS computation	.2	.2

Cash dividends declared per share	$.40	$.40

7. ACCOUNTS AND OTHER RECEIVABLES

Effective January 1, 2020, we adopted ASU 2016-13 “Financial Instruments—Credit Losses” (Topic 326), which amended the impairment model to require a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. In accordance with guidance, the new standard was adopted using the modified retrospective approach as of the effective date; prior periods were not restated. The increase to the allowance for doubtful accounts, net of the deferred tax impact, resulted in a $2.5 adjustment to beginning retained earnings as presented in Note 12.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Accounts and other receivables consisted of the following:

	March 31, 2021		December 31, 2020
	Current	Long-term	Current	Long-term
Trade accounts receivable [1]	$592.2	$—	$553.5	$—
Trade notes receivable	1.1	.4	.9	.3
Total trade receivables	593.3	.4	554.4	.3
Other notes receivable [1]	—	22.6	—	22.8
Taxes receivable, including income taxes	16.9	—	14.8	—
Other receivables	8.6	—	13.6	—
Subtotal other receivables	25.5	22.6	28.4	22.8
Total trade and other receivables	618.8	23.0	582.8	23.1
Allowance for doubtful accounts:
Trade accounts receivable [1]	(15.8)	—	(19.2)	—
Trade notes receivable	(.1)	(.1)	—	—
Total trade receivables	(15.9)	(.1)	(19.2)	—
Other notes receivable [1]	—	(22.6)	—	(22.8)
Total allowance for doubtful accounts	(15.9)	(22.7)	(19.2)	(22.8)
Total net receivables	$602.9	$.3	$563.6	$.3
1 The “Trade accounts receivable” and “Other notes receivable” line items above include $24.0 and $24.6 as of March 31, 2021 and December 31, 2020, respectively, from a customer in our Bedding Products segment who is experiencing financial difficulty and liquidity problems. This customer was placed on nonaccrual status in 2018 and was delinquent in their first quarter interest payment in 2020. As a result, we increased and fully reserved the balances for this customer in the first quarter of 2020. The reserve for this customer was $24.0 ($22.6 for the note and $1.4 for the trade receivable) at March 31, 2021, and $24.6 ($22.8 for the note and $1.8 for the trade receivable) at December 31, 2020.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2020	Add: Charges	Less: Net Charge-offs/ (Recoveries) and Other	Balance at March 31, 2021
Trade accounts receivable	$19.2	$(3.3)	$.1	$15.8
Trade notes receivable	—	.2	—	.2
Total trade receivables	19.2	(3.1)	.1	16.0
Other notes receivable	22.8	(.2)	—	22.6
Total allowance for doubtful accounts	$42.0	$(3.3)	$.1	$38.6

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. STOCK-BASED COMPENSATION
The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Stock-based retirement plans contributions	$1.4	$.1	$(.3)	$.1
Discounts on various stock awards:
Deferred Stock Compensation Program	.4	—	.5	—
Stock-based retirement plans	.3	—	.2	—
Discount Stock Plan	.2	—	.3	—
Performance Stock Unit (PSU) awards: [1]
PSU - TSR based 1A	.8	.3	.9	(2.8)
PSU - EBIT CAGR based 1B	1.7	2.2	(2.1)	(2.8)
Prior PSU awards 1C	—	—	—	.1
Restricted Stock Unit (RSU) awards	5.3	—	4.7	—
Other, primarily non-employee directors restricted stock	—	—	.4	—
Total stock-related compensation expense (income)	10.1	$2.6	4.6	$(5.4)
Employee contributions for above stock plans	2.3		2.9
Total stock-based compensation	$12.4		$7.5

Tax benefits on stock-based compensation expense	$2.5		$1.1
Tax benefits on stock-based compensation payments	2.6		2.8
Total tax benefits associated with stock-based compensation	$5.1		$3.9

1 PSU Awards
For the following programs, we intend to pay 50% in shares of our common stock and 50% in cash, although we reserve the right, subject to Compensation Committee approval, to pay up to 100% in cash. Cash settlements are recorded as a liability and adjusted to fair value at each reporting period.

 1A PSU - TSR based
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
The relative TSR vesting condition of the PSU award contains the following conditions:
•A service requirement—Awards generally “cliff” vest three years following the grant date; and
•A market condition—Awards are based on our TSR as compared to the TSR of a group of peer companies. The peer group consists of all the companies in the Industrial, Materials, and Consumer Discretionary sectors of the S&P 500 and S&P Midcap 400 (approximately 300 companies). Participants will earn from 0% to 200% of the base award depending upon how our TSR ranks within the peer group at the end of the three-year performance period.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
1B PSU - EBIT CAGR based
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

1C Prior PSU Awards
The 2017 award was paid out in 2020. The 2017 and prior PSU awards were based solely on relative TSR. Vesting conditions were the same as (1A) above other than the maximum payout of 175% of the base award.

Below is a summary of the number of shares and grant date fair value related to PSU for the periods presented:

	Three Months Ended March 31,
	2021	2020
TSR based
Total shares base award	.1	.1
Grant date per share fair value	$49.43	$38.23
Risk-free interest rate	.2%	1.4%
Expected life in years	3.0	3.0
Expected volatility (over expected life)	44.3%	24.0%
Expected dividend yield (over expected life)	3.7%	3.6%

EBIT CAGR based
Total shares base award	.1	.1
Grant date per share fair value	$38.77	$40.52
Vesting period in years	3.0	3.0

Three-Year Performance Cycle for PSU - TSR Based
Award Year	Completion Date	TSR Performance Relative to the Peer Group (1%=Best)		Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2017	December 31, 2019	63	rd percentile	49.0%	.1 million	$1.6	First quarter 2020
2018	December 31, 2020	60	th percentile	56.0%	< .1 million	$2.0	First quarter 2021

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. ACQUISITIONS
The following table contains the estimated fair values (using inputs as discussed in Note 13) of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented. Of the goodwill included in the table below, none is expected to be deductible for tax purposes.

Three Months Ended March 31,
2021
Accounts receivable	$4.7
Inventory	8.8
Property, plant and equipment	1.8
Goodwill	6.3
Other intangible assets:
Customer relationships (1 to 15-year life)	11.8
Noncompete agreements (1-year life)	.2
Other current and long-term assets	1.8
Current liabilities	(4.2)
Deferred income taxes	(2.7)
Other long-term liabilities	(1.2)
Net cash consideration	$27.3

The following table summarizes acquisitions for the periods presented.

Three Months Ended	Number of Acquisitions	Segment	Product/Service
March 31, 2021	1	Specialized Products	Manufacturer of high-pressure and high-temperature ducting, flexible joints and components

March 31, 2020	None
We are finalizing all the information required to complete the purchase price allocation related to the recent acquisition and do not anticipate any material modifications.
2021
We acquired one business:
•A UK manufacturer specializing in metallic ducting systems, flexible joints, and components for the space, military, and commercial applications. This acquisition expands the capabilities of our Aerospace Products business unit to include flexible joint fabrication. The acquisition date was January 30. The purchase price was $27.3 and added $6.3 of goodwill.
2020
No businesses were acquired during the first three months of 2020.

10. INVENTORIES
As of January 1, 2021, we changed our method for valuing certain inventories (primarily domestic steel-related inventories, largely in the Bedding Products and Furniture, Flooring & Textile Products segments) to the FIFO cost method from the LIFO cost method. We believe that this change in accounting is preferable as it more closely resembles the physical flow of inventory, is a more consistent method to value inventory across our businesses, and results in improved comparability with industry peers. After this change, we no longer utilize the LIFO cost method; the majority of our inventories are now

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
valued using the FIFO cost method, with the remainder valued using an average-cost method. Prior to this change, our LIFO inventories represented about one-third of our total inventories as of December 31, 2020.

The effects of this change have been retrospectively applied to all periods presented. This change resulted in an increase to retained earnings of $29.4 as of January 1, 2020 in accordance with ASC 250, Accounting Changes and Error Corrections.

In addition, certain financial statement line items in our Consolidated Condensed Statement of Operations and our Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2020 and our Consolidated Condensed Balance Sheet as of December 31, 2020, were adjusted as follows:

	As Originally Reported	Effect of Change	As Adjusted
Consolidated Condensed Statement of Operations for the three months ended March 31, 2020
Cost of goods sold	$822.7	$2.1	$824.8
Earnings before interest and taxes	80.7	(2.1)	78.6
Income taxes	15.0	(.5)	14.5
Net earnings	45.7	(1.6)	44.1

Net earnings per share attributable to Leggett & Platt, Inc. common shareholders:
Basic	$.34	$(.01)	$.33
Diluted	$.34	$(.01)	$.33

Consolidated Condensed Balance Sheet as of December 31, 2020
Inventories	$645.5	$46.0	$691.5
Deferred income taxes	194.2	11.2	205.4
Retained earnings	2,762.4	34.8	2,797.2

Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2020
Net earnings	$45.7	$(1.6)	$44.1
Writedown of inventories	3.1	.8	3.9
Deferred income tax (benefit) expense	(15.1)	(.5)	(15.6)
Inventories	(34.3)	1.3	(33.0)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table recaps the components of inventory for each period presented inclusive of the accounting method change discussed above:

	March 31, 2021	December 31, 2020
Finished goods	$343.7	$302.3
Work in process	57.2	47.1
Raw materials and supplies	400.9	342.1
Inventories	$801.8	$691.5

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

11. EMPLOYEE BENEFIT PLANS
Employer contributions for 2021 are expected to approximate $4.0.

The following table provides interim information as to our domestic and foreign defined benefit pension plans:

	Three Months Ended March 31,
	2021	2020
Components of net pension expense
Service cost	$1.2	$1.1
Interest cost	1.5	1.9
Expected return on plan assets	(3.1)	(3.0)
Recognized net actuarial loss	1.3	1.0
Net pension expense	$.9	$1.0

The components of net pension expense, other than the service cost component, are included in the line item “Other (income) expense, net” in the Consolidated Condensed Statements of Operations.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2021
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2021	$1,425.1	$2,797.2	$545.2	$(1,865.4)	$.5	$(52.4)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	87.5	87.5	—	—	—	—
Dividends declared (See Note 6)	(53.4)	(54.8)	1.4	—	—	—
Treasury stock purchased	(8.9)	—	—	(8.9)	—	—
Treasury stock issued	3.3	—	(19.6)	22.9	—	—
Foreign currency translation adjustments	(14.3)	—	—	—	—	(14.3)
Cash flow hedges, net of tax	1.1	—	—	—	—	1.1
Defined benefit pension plans, net of tax	.8	—	—	—	—	.8
Stock-based compensation transactions, net of tax	15.0	—	15.0	—	—	—
Ending balance, March 31, 2021	$1,456.2	$2,829.9	$542.0	$(1,851.4)	$.5	$(64.8)

	Three Months Ended March 31, 2020
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2020	$1,341.9	$2,763.9	$538.1	$(1,883.8)	$.5	$(76.8)
Effect of accounting change on prior years (Topic 326-See Note 7)	(2.5)	(2.5)	—	—	—	—
Adjusted beginning balance, January 1, 2020	1,339.4	2,761.4	538.1	(1,883.8)	.5	(76.8)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	44.1	44.1	—	—	—	—
Dividends declared (See Note 6)	(52.8)	(54.2)	1.4	—	—	—
Treasury stock purchased	(8.4)	—	—	(8.4)	—	—
Treasury stock issued	2.5	—	(16.2)	18.7	—	—
Foreign currency translation adjustments	(65.5)	—	—	—	(.1)	(65.4)
Cash flow hedges, net of tax	(6.3)	—	—	—	—	(6.3)
Defined benefit pension plans, net of tax	1.2	—	—	—	—	1.2
Stock-based compensation transactions, net of tax	12.2	—	12.2	—	—	—
Ending balance, March 31, 2020	$1,266.4	$2,751.3	$535.5	$(1,873.5)	$.4	$(147.3)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended March 31,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$6.4	$1.4	$(60.2)	$(52.4)
Other comprehensive income (loss)	(14.3)	2.0	(.2)	(12.5)
Reclassifications, pretax [1]	—	(.5)	1.3	.8
Income tax effect	—	(.4)	(.3)	(.7)
Balance, March 31, 2021	$(7.9)	$2.5	$(59.4)	$(64.8)

Balance, January 1, 2020	$(21.5)	$(4.1)	$(51.2)	$(76.8)
Other comprehensive income (loss)	(65.5)	(7.6)	.6	(72.5)
Reclassifications, pretax [2]	—	.3	1.0	1.3
Income tax effect	—	1.0	(.4)	.6
Attributable to noncontrolling interest	.1	—	—	.1
Balance, March 31, 2020	$(86.9)	$(10.4)	$(50.0)	$(147.3)

[1] 2021 pretax reclassifications are comprised of:
Net sales	$—	$(1.8)	$—	$(1.8)
Cost of goods sold; selling and administrative expenses	—	.2	—	.2
Interest expense	—	1.1	—	1.1
Other income (expense), net	—	—	1.3	1.3
Total reclassifications, pretax	$—	$(.5)	$1.3	$.8

[2] 2020 pretax reclassifications are comprised of:
Net sales	$—	$(.5)	$—	$(.5)
Cost of goods sold; selling and administrative expenses	—	(.3)	—	(.3)
Interest expense	—	1.1	—	1.1
Other income (expense), net	—	—	1.0	1.0
Total reclassifications, pretax	$—	$.3	$1.0	$1.3

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
•Level 3: Unobservable inputs that are not corroborated by market data.
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$154.0	$—	$154.0
Derivative assets [1] (Note 14)	—	7.5	—	7.5
Diversified investments associated with the ESUP [1]	45.7	—	—	45.7
Total assets	$45.7	$161.5	$—	$207.2
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$1.6	$—	$1.6
Liabilities associated with the ESUP [1]	44.9	—	—	44.9
Total liabilities	$44.9	$1.6	$—	$46.5

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$156.5	$—	$156.5
Derivative assets [1] (Note 14)	—	7.9	—	7.9
Diversified investments associated with the ESUP [1]	45.9	—	—	45.9
Total assets	$45.9	$164.4	$—	$210.3
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$2.5	$—	$2.5
Liabilities associated with the ESUP [1]	45.4	—	—	45.4
Total liabilities	$45.4	$2.5	$—	$47.9
1 Includes both current and long-term amounts.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 1) was approximately $130.0 greater than carrying value of $1,588.1 at March 31, 2021 and was approximately $170.0 greater than carrying value of $1,587.6 at December 31, 2020.
Items measured at fair value on a non-recurring basis
The primary areas in which we utilize fair value measurements of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies (Note 9) and evaluating long-term assets (including goodwill) for potential impairment (Note 5). Determining fair values for these items requires significant judgment and includes a variety of methods and models that utilize significant Level 3 inputs. For methodologies used in determining fair value, reference is made to Footnote A in the Notes to Consolidated Financial Statements in our Form 10-K filed February 24, 2021.

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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of March 31, 2021
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, Swiss, and UK subsidiaries	Sep 2022	$117.6	$4.7	$—	$.7	$—
Future DKK sales of Polish subsidiary	Sep 2022	18.0	—	—	.6	.1
Future EUR sales of Chinese, Swiss, and UK subsidiaries	Sep 2022	40.9	1.5	.1	—	—
Future MXN purchases of a USD subsidiary	Jun 2022	7.1	.5	—	—	—
Total cash flow hedges			6.7	.1	1.3	.1
Fair value hedges:
Intercompany and third-party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, USD, and ZAR) in various countries (CAD, CNY, PLN, and USD)	Jul 2021	49.5	.3	—	.2	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Mar 2022	14.4	.3	—	—	—
USD receivable on a CAD subsidiary	Apr 2021	15.0	.1	—	—	—
Total derivatives not designated as hedging instruments			.4	—	—	—
Total derivatives			$7.4	$.1	$1.5	$.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2020
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, Swiss and UK subsidiaries	Jun 2022	$149.3	$6.3	$.1	$1.2	$.1
Future MXN purchases of a USD subsidiary	Jun 2022	9.3	.7	.1	—	—
Future DKK sales of a Polish subsidiary	Jun 2022	18.5	—	—	.5	.1
Future EUR sales of Chinese and UK subsidiaries	Jun 2022	46.7	—	—	.2	.1
Total cash flow hedges			7.0	.2	1.9	.3
Fair value hedges:
Intercompany and third-party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, USD and ZAR) in various countries (CAD, CNY, GBP, PLN and USD)	Jun 2021	49.5	.3	—	.1	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Dec 2021	14.4	.4	—	—	—
Hedge of USD receivable on a CAD subsidiary	Jan 2021	18.5	—	—	.2	—
Total derivatives not designated as hedging instruments			.4	—	.2	—
Total derivatives			$7.7	$.2	$2.2	$.3

The following table sets forth the pretax (gains) losses for our hedging activities for the years presented. This schedule includes reclassifications (including impact of underlying transactions probable of not occurring) from accumulated other comprehensive income (see Note 12) as well as derivative settlements recorded directly to income or expense.

	Caption in Consolidated Condensed Statements of Operations	Amount of (Gain) Loss Recorded in Income Three Months Ended March 31,
		2021	2020
Derivatives designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$1.1	$1.1
Currency cash flow hedges	Net trade sales	(2.2)	.6
Currency cash flow hedges	Cost of goods sold	.2	(.3)
Total cash flow hedges		(.9)	1.4
Fair value hedges	Other (income) expense, net	(.5)	5.0
Derivatives not designated as hedging instruments	Other (income) expense, net	.3	(1.3)
Total derivative instruments		$(1.1)	$5.1

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
We deny all allegations in the below Brazilian tax actions. We believe that we have valid bases to contest such actions and are vigorously defending ourselves. However, these contingencies are subject to uncertainties, and based on current known facts, we believe that it is reasonably possible (but not probable) that we may incur losses of approximately $9.8 including interest and attorney fees with respect to these assessments, except for the March 27, 2014 assessment of the $.5 from the State of São Paulo, Brazil (SSP), which has been fully accrued and is discussed below. Therefore, because it is not probable we will incur a loss, no accrual has been recorded for Brazilian value-added tax (VAT) matters (except for the aforementioned March 27, 2014 SSP assessment). As of the date of this filing, we have $7.5 on deposit with the Brazilian government to partially mitigate interest and penalties that may accrue while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.
Brazilian Federal Cases. On December 22 and December 29, 2011, and December 17, 2012, the Brazilian Finance Ministry, Federal Revenue Office (Finance Ministry) issued notices of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (L&P Brazil) in the amount of $1.4 ($2.1 with updated interest), $.1, and $2.5 ($2.9 with updated interest), respectively. The Finance Ministry claimed that for November 2006 and continuing through 2011, L&P Brazil used an incorrect tariff code for the collection and payment of VAT primarily on the sale of mattress innerspring units in Brazil (VAT Rate Dispute). L&P Brazil denied the violations. On December 4, 2015 and October 18, 2018, we filed actions related to the $2.9 assessment and $2.1 assessment, respectively, in Sorocaba Federal Court. On August 17, 2020, the Sorocaba Federal Court ruled in our favor and annulled the $2.9 assessment. On October 9, 2020, the Federal Treasury filed an appeal which is pending. The $.1 assessment remains pending at the second administrative level. The action seeking to annul the $2.1 assessment also remains pending.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2, and November 5, 2012, September 13, 2013, and September 4, 2014 from the Finance Ministry where it challenged L&P Brazil’s use of tax credits in years 2005 through 2012. Such credits are generated based upon the VAT rate used by L&P Brazil on the sale of mattress innersprings. L&P Brazil filed its defenses denying the assessments. L&P Brazil received aggregate assessments totaling $1.7 updated with interest on these denials of tax credit matters. L&P Brazil filed an appeal on April 16, 2021 after the first level administrative decision denied its defenses to the remaining assessments pending at the first level. The actions are now pending.
On February 1, 2013, the Finance Ministry filed a Tax Collection action against L&P Brazil in the Camanducaia Judicial District Court, and also, on June 26, 2014, issued a notice of violation, alleging, in the aggregate, the untimely payment of $.5 of social security and social assistance payments from September to October 2010, 2011, and 2012. L&P Brazil argued the payments were not required because of the application of tax credits generated by L&P Brazil's use of a correct VAT rate on the sale of mattress innersprings. On April 16, 2021, L&P Brazil filed an appeal in the June 26, 2014 action, after the first level administrative decision denied its defenses to the assessments pending at the first level. These cases remain pending.
We have also received a small number of other assessments from the Finance Ministry on the same or related subject matter that are immaterial individually and in the aggregate.
State of São Paulo, Brazil Cases. SSP, on October 4, 2012, issued a Tax Assessment against L&P Brazil in the amount of $.8 for the tax years 2009 through 2011 regarding the same VAT Rate Dispute but as applicable to the sale of mattress innerspring units in the SSP (SSP VAT Rate Dispute). On June 21, 2013, the SSP converted the Tax Assessment to a tax collection action against L&P Brazil in the amount of $1.1 ($1.4 with updated interest) in Sorocaba Judicial District Court. L&P Brazil denied all allegations. This case remains pending.
L&P Brazil also received a Notice of Tax Assessment from the SSP dated March 27, 2014 in the amount of $.5 for the tax period January 2011 through August 2012 regarding the SSP VAT Rate Dispute. L&P Brazil filed its response denying the

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
allegations, but the tax assessment was maintained at the administrative level. On June 9, 2016, L&P Brazil filed an action in Sorocaba State Court to annul the entire assessment. The Court ruled against L&P Brazil and the Court of Appeals upheld the unfavorable ruling. The High Court denied our appeal and L&P Brazil filed an interlocutory appeal. On November 5, 2019, SSP announced an amnesty program that provides discounts on penalties and interest on SSP assessments. We decided to move forward with the amnesty program as it relates to the $.5 assessment. We expect to pay $.5 to resolve this matter using a portion of our $.6 cash deposit. On October 6, 2020, the Court began the process of releasing part of L&P Brazil's cash deposit to pay the $.5. We expect the return of approximately $.1 consisting of cash deposit and accrued interest in 2022.
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
Although we deny liability in all threatened or pending litigation proceedings in which we are or may be a party, and believe that we have valid bases to contest all claims threatened or made against us, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, as follows:

	Three Months Ended March 31,
	2021	2020
Litigation contingency accrual - Beginning of period	$.5	$.7
Adjustment to accruals - expense	.2	.1
Currency	—	(.1)
Cash payments	—	(.1)
Litigation contingency accrual - End of period	$.7	$.6

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
Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of March 31, 2021, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of the accruals noted above are estimated to be $10.6, including $9.8 for Brazilian VAT matters disclosed above and $.8 for other matters. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change, we could realize losses in excess of the recorded accruals (and in excess of the $10.6 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
16. RISKS AND UNCERTAINTIES
Because of the COVID-19 pandemic, various governments in Asia, Europe, North America, and elsewhere instituted, and some have reinstituted, quarantines, shelter-in-place, or stay-at-home orders, or restrictions on public gatherings as well as limitations on social interactions, which have had, and could further have, an adverse effect on the demand for our products.
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
Because of the shift of production by semiconductor microchip manufacturers to consumer electronics, such as laptops and tablets for home schooling and home offices, and away from automotive applications during the COVID-19-related automotive industry shutdowns in 2020, currently there is a shortage of microchips in the automotive industry. Our Automotive Group uses the microchips in seat comfort products, and to a lesser extent in motors and actuators. Although, to date, our Automotive Group has been able to obtain an adequate supply of microchips, we are dependent on our suppliers to deliver these microchips in accordance with our production schedule, and a shortage of the microchips can disrupt our operations and our ability to deliver products to our customers. Also, because of the industry shortage, automotive OEMs and other suppliers have not been able to secure an adequate supply of microchips, and as a result have reduced their production of automobiles or parts, which in turn has recently reduced, and may continue to reduce, our sale of products. We anticipate these shortages to continue throughout the year. If we cannot secure an adequate supply of microchips in our supply chain, and the microchips cannot be sourced from a different supplier, or the automotive OEMs and other suppliers continue to reduce their production as a result of such shortage, this may negatively impact our sales, earnings, and financial condition.
In early 2020, the U.S. and other governments ordered that certain nonwoven fabrics used to produce ComfortCore® innersprings be prioritized to produce medical supplies. This resulted in shortages of the fabrics for non-medical applications beginning in second quarter 2020. These shortages and strong bedding demand caused us to temporarily be unable to supply full industry demand for ComfortCore® and resulted in higher costs for nonwoven fabrics. Beginning in late 2020, nonwoven fabrics supply constraints began to alleviate. As demand improved in mid-2020, we also experienced some temporary labor shortages. In the first quarter of 2021, our supply of nonwoven fabrics, additional staffing, and additional machine capacity has allowed us to increase our production of ComfortCore®. In the first quarter, we added over half of our planned 25% capacity additions through the combination of labor and machinery additions. We will continue to add staffing and machinery as we move through the next two quarters. If we cannot produce an adequate amount of ComfortCore® to meet demand, our results of operations may be negatively impacted.
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
We also experienced chemical shortages that began in 2020, which are ongoing and may persist for the remainder of the year. These shortages have resulted in constraints of overall mattress production in the industry and higher pricing for chemicals. In the first quarter of 2021, chemicals experienced further supply shortages from severe weather impacts. If we are unable to obtain the chemicals or pass the cost along to our customers, our results of operations may be negatively impacted.

Some facilities have experienced problems delivering products to customers and disruptions in logistics necessary to import, export, or transfer products, which has generally resulted in increased freight costs. Our supply chains have also been hampered by congested ports.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
What We Do
Leggett & Platt, Incorporated (the Company, we, or our) is a diversified manufacturer, and member of the S&P 500 index, that conceives, designs, and produces a wide range of engineered components and products found in many homes, offices, and automobiles. We make components that are often hidden within, but integral to, our customers’ products.
We are the leading U.S.-based manufacturer of: a) bedding components; b) automotive seat support and lumbar systems; c) specialty bedding foams and private-label finished mattresses; d) components for home furniture and work furniture; e) flooring underlayment; f) adjustable beds; and g) bedding industry machinery.
Our Segments
Our operations are comprised of over 130 production facilities located in 17 countries around the world. Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. Our segments are described below.
Bedding Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private-label finished mattresses for bedding brands and adjustable bed bases. This segment is also backwardly integrated into the production and supply of specialty foam chemicals, steel rod, and drawn steel wire to our own operations and to external customers. Our trade customers for wire make mechanical springs and many other end products. This segment generated 47% of our trade sales during the first three months of 2021.
Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries. This segment contributed 22% of our trade sales in the first three months of 2021.
Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private-label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components. This segment contributed 31% of our trade sales in the first three months of 2021.
COVID-19 Impacts on our Business
The impact of the COVID-19 pandemic began in January 2020, directly affecting our operations in China, as well as the global supply chain. The crisis accelerated, impacting virtually all geographies by mid-March of 2020. The pandemic had, and could further have, an adverse impact, in varying degrees, to among other things (i) the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries; (ii) our manufacturing operations' ability to remain fully operational, obtain necessary raw materials and parts, maintain appropriate labor levels, and ship finished products to customers; (iii) operating costs related to pay and benefits for terminated employees; (iv) the collection of trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency; (v) impairment of goodwill and long-lived assets; and (vi) our ability to borrow under our credit facility in compliance with restrictive covenants; all of which, in the aggregate, had, and could further have, a material negative impact on our trade sales, earnings, cash flow, and financial condition.

In response to the COVID-19 pandemic, we took action to:
•Implement comprehensive safety protocols
•Monitor and manage supply chain risks
•Align our variable cost structure to demand levels
•Significantly reduce fixed costs and cut capital expenditures
•Prioritize accounts receivable collections and manage inventory levels
•Amend the financial covenant in our revolving credit facility to provide additional liquidity

These efforts helped to strengthen cash flow and protect our balance sheet. Consumers quickly moved from travel and entertainment spending to purchasing home-related products and autos. This has benefited our Bedding, Home Furniture, Flooring & Textiles, and Automotive businesses. We also have seen modest recovery in businesses that are in industries most negatively impacted by the COVID-19 pandemic. We believe that our financial resources and liquidity levels, along with various contingency plans to reduce costs, are sufficient to manage the impact currently anticipated from the COVID-19 pandemic.

The fixed cost actions we took in 2020 reduced our first quarter costs by approximately $20 million. As we move through 2021, we expect to focus on controlling our costs by keeping our variable cost structure aligned with demand levels and only adding fixed costs as necessary to support higher volume and future growth opportunities.

Below is a more in-depth discussion of the various impacts of COVID-19 on our business.

Demand for our Products. Various governments in Asia, Europe, North America, and elsewhere instituted, and some have reinstituted, quarantines, shelter-in-place, or stay-at-home orders, or restrictions on public gatherings as well as limitations on social interactions, which have had, and could further have, an adverse effect on the demand for our products.
Trade sales in the first quarter of 2021 were up 10% versus the first quarter of 2020. Following steep declines in the last two weeks of first quarter 2020, we returned to year-over-year sales growth in the majority of our businesses in the first quarter of 2021. While demand in Aerospace and Work Furniture was lower in first quarter 2021 than first quarter 2020, sales improved sequentially from fourth quarter 2020.

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
Because of the shift of production by semiconductor microchip manufacturers to consumer electronics, such as laptops and tablets for home schooling and home offices, and away from automotive applications during the COVID-19-related automotive industry shutdowns in 2020, currently there is a shortage of microchips in the automotive industry. Our Automotive Group uses the microchips in seat comfort products, and to a lesser extent in motors and actuators. Although, to date, our Automotive Group has been able to obtain an adequate supply of microchips, we are dependent on our suppliers to deliver these microchips in accordance with our production schedule, and a shortage of the microchips can disrupt our operations and our ability to deliver products to our customers. Also, because of the industry shortage, automotive OEMs and other suppliers have not been able to secure an adequate supply of microchips, and as a result have reduced their production of automobiles or parts, which in turn has recently reduced, and may continue to reduce our, sale of products. We anticipate these shortages to continue throughout the year. If we cannot secure an adequate supply of microchips in our supply chain, and the microchips cannot be sourced from a different supplier, or the automotive OEMs and other suppliers continue to reduce their production as a result of such shortage, this may negatively impact our sales, earnings, and financial condition.
In early 2020, the U.S. and other governments ordered that certain nonwoven fabrics used to produce ComfortCore® innersprings be prioritized to produce medical supplies. This resulted in shortages of the fabrics for non-medical applications beginning in second quarter 2020. These shortages and strong bedding demand caused us to temporarily be unable to supply full industry demand for ComfortCore® and resulted in higher costs for nonwoven fabrics. Beginning in late 2020, nonwoven fabrics supply constraints began to alleviate. As demand improved in mid-2020, we also experienced some temporary labor shortages. In the first quarter of 2021, our supply of nonwoven fabrics, additional staffing, and additional machine capacity has allowed us to increase our production of ComfortCore®. In the first quarter, we added over half of our planned 25% capacity additions through the combination of labor and machinery additions. We will continue to add staffing and machinery as we move through the next two quarters.
Some facilities have experienced problems delivering products to customers and disruptions in logistics necessary to import, export, or transfer products, which has generally resulted in increased freight costs. Our supply chains have also been hampered by congested ports.
Our inability to keep our manufacturing operations open, build and maintain appropriate labor levels, obtain necessary raw materials and parts, and ship finished products to customers may increase labor and commodity costs and otherwise negatively impact our results of operations.

The Company has implemented comprehensive safety protocols focused on protecting our employees and ensuring a safe work environment. Where possible, our employees are working remotely. However, most of our production employees have returned to work. When employees test positive for COVID-19, we follow adopted protocols which include enhanced disinfecting that targets areas that have likely exposure to COVID-19. The employee is required to observe a quarantine period, monitor symptoms, and follow medical guidance prior to returning to work. Contact tracing is performed to identify any other employees who had direct contact with the employee who tested positive for COVID-19. If any direct contacts are identified, those employees (except if fully vaccinated or have recovered from COVID-19 within the last 90 days, unless the employee is experiencing symptoms) must also self-isolate, monitor symptoms, and follow medical guidance prior to returning to work. A significant increase in COVID-19 cases among our employees may disrupt our ability to maintain necessary labor levels and produce and deliver products to our customers if we are unable to shift production to other manufacturing facilities.

Severance Costs Related to Workforce Reductions. To align our variable cost structure to reduced demand for our products in certain business units, we decreased the size of our workforce in 2020. We incurred severance costs of $7 million in 2020 and we do not expect any additional material charges. We did not incur significant severance costs in the first quarter of 2021. However, if circumstances change because of lack of demand, mandatory governmental closure of our facilities, or otherwise, we may incur future material separation costs.

Collection of Trade and Notes Receivables. Some of our customers and other third parties have been adversely affected by the social and governmental restrictions and limitations related to the COVID-19 pandemic. If these parties suffer significant financial difficulty, they may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these parties. If we are unable to collect trade receivables and other notes receivables on a timely basis, this inability will require larger provisions for bad debt. We are closely monitoring accounts receivable and collections. However, at March 31, 2021, the level of our accounts receivable in current status was above pre-COVID-19 levels. We reduced our allowance for doubtful accounts by $3 million during the quarter ended March 31, 2021 reflecting continued positive trends in customer payment experience and a lower qualitative risk for improved macroeconomic conditions.

Impairment of Goodwill and Long-Lived Assets. A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At March 31, 2021, goodwill and other intangible assets represented $2.1 billion, or 43% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.0 billion, or 21% of total assets.
Our annual goodwill impairment testing performed in the second quarter of 2020 resulted in a $25 million non-cash goodwill impairment charge with respect to our Hydraulic Cylinders reporting unit, which is a part of the Specialized Products segment. Of the remaining six reporting units, fair value exceeded carrying value by only a small amount for two units: Aerospace (51%) and Work Furniture (25%). The goodwill balances for these two units as of March 31, 2021 were $66 million and $97 million, respectively.
Although both reporting units’ sales are below pre-pandemic levels, their sales improved sequentially from fourth quarter 2020. While aerospace industry data suggest that it could be a few years before this business returns to pre-pandemic levels, work furniture industry data suggests this business may begin to normalize in more near-term quarters. We are continuing to monitor all factors impacting these industries. If the adverse economic impact from the COVID-19 pandemic is longer than expected, we may not be able to achieve projected performance levels. If actual results of any of our reporting units materially differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur future impairment charges. These non-cash charges could have a material negative impact on our earnings.

Our Ability to Borrow under our Credit Facility. Our multi-currency credit facility matures in January 2024 and provides us the ability, from time to time subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.2 billion. Our leverage ratio covenant requires us to maintain a ratio of consolidated funded indebtedness less unrestricted cash (as defined in the credit facility) of 4.75 to 1.00 for each fiscal quarter-end date through March 31, 2021; 4.25 to 1.00 at June 30, 2021; 3.75 to 1.00 at September 30, 2021; and 3.25 to 1.00 at December 31, 2021 and thereafter. In addition, the amount of total secured debt may not exceed 5% of our total consolidated assets until December 31, 2021, at which time it will revert to 15%. Our credit facility also contains an anti-cash hoarding provision that limits borrowing if the Company has a consolidated cash balance (as defined in the credit facility) in excess of $300 million without planned expenditures. At March 31, 2021, the Company was in compliance with all of its debt covenants and expects to be able to maintain compliance with the debt covenant requirements.

Our credit facility serves as back-up for our commercial paper program. At March 31, 2021, we had $116 million of commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month consolidated EBITDA, unrestricted cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month consolidated EBITDA, unrestricted cash, and debt levels at March 31, 2021, our borrowing capacity under the credit facility was $1.1 billion at March 31, 2021. However, this may not be indicative of the actual borrowing capacity going forward, which may be materially different depending on our consolidated EBITDA, unrestricted cash, debt levels, and leverage ratio requirements at that time. Also, our access to the commercial paper market may be restricted depending on the impact of the COVID-19 pandemic to the short-term debt markets.

Relief under the CARES Act and Foreign Governmental Subsidies. We deferred $19 million of our 2020 payment of employer's Social Security match into 2021 and 2022 as provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Half of the amount will be paid in December 2021 and half in December 2022. Although we did not receive a significant amount of government subsidies in our international locations for the three months ended March 31, 2021 and 2020, we received $21 million for the full year 2020. These deferrals and subsidies are not expected to have a material impact on our short- or long-term financial condition, results of operations, liquidity, or capital resources and do not contain material restrictions on our operations, sources of funding or otherwise.
Customers
We serve a broad suite of customers, with our largest customer representing approximately 6% of our trade sales in 2020. Many are companies whose names are widely recognized. They include bedding brands and manufacturers; residential and office furniture producers; automotive OEM and Tier 1 manufacturers; and a variety of other companies.
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
Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Over the past few years, we have seen varying degrees of inflation and deflation in U.S. steel pricing. In 2020, steel costs deflated modestly through the majority of the year followed by significant inflation late in the year. Steel costs inflated further in the first quarter of 2021.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). In early 2021, as steel prices inflated significantly, metal margins expanded.
With the acquisition of ECS, we now have greater exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but ECS has generally passed the changes through to its customers. In 2020, chemicals deflated further in the first half of the year followed by inflation in the second half of the year as a result of supply shortages. In the first quarter of 2021, chemicals experienced further supply shortages from severe weather impacts as well as significant cost inflation. The supply shortages resulted in significant restrictions by producers. We anticipate these chemical allocations will continue to improve but may persist throughout the remainder of the year.
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
Since 2009, there have been antidumping duty orders on innerspring imports from China, South Africa, and Vietnam, ranging from 116% to 234%.  In September 2019, the Department of Commerce (DOC) and the International Trade Commission (ITC) concluded a second sunset review extending the orders for an additional five years, through October 2024, at which time the DOC and ITC will conduct a third sunset review to determine whether to extend the orders for an additional five years.
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
In September 2018, the Company, along with other domestic mattress producers, filed petitions with the DOC and the ITC alleging that manufacturers of mattresses in China were unfairly selling their products in the United States at less than fair value (dumping) and seeking the imposition of duties on mattresses imported from China. In October 2019, the DOC made a final determination assigning duty rates from 57% to 1,732%. In November 2019, the ITC made a unanimous final determination that domestic mattress producers were materially injured by reason of the unfairly priced imported mattresses. An antidumping order on imports of Chinese mattresses will remain in effect for five years, through December 2024, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the order for an additional five years.
In March 2020, the Company, along with other domestic mattress producers and two labor unions representing workers at other mattress producers, filed antidumping petitions with the DOC and the ITC alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and a countervailing duty petition alleging manufacturers of mattresses in China were benefiting from subsidies. In March 2021, the DOC made final determinations, assigning China a countervailing duty rate of 97.78% and antidumping duty rates on the other seven countries from 2.22% – 763.28%. In April 2021, the ITC made a unanimous affirmative final determination that domestic mattress producers were materially injured by reason of the unfairly priced or subsidized imported mattresses. Final antidumping and countervailing duty orders will remain in effect for five years, through May 2026, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the order for an additional five years. See Item 1 Legal Proceedings on page 41 for more information.
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
For information on the financing of the ECS acquisition, please see "Commercial Paper Program and Term Loan Financing" on page 36.
Organic Sales
We calculate organic sales as trade sales excluding sales attributable to acquisitions and divestitures consummated within the last twelve months. Management uses the organic sales metric, and it is useful to investors, as supplemental information to analyze our underlying sales performance from period to period in our legacy businesses.
Climate Change
Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gas emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. We have developed and implemented a company-wide environmental management system to ensure we are compliant with environmental regulations everywhere we operate, and to drive continual improvement in environmental sustainability. Although we have not experienced a material impact from climate change legislative and regulatory efforts, we have experienced (due to severe weather impacts) supply shortages in chemicals which have restricted foam supply. The restriction of foam supply has constrained overall mattress production in the bedding industry and has reduced our production levels. The cost of chemicals and foam has also increased due to the shortages. Finally, we have experienced increased property insurance premiums, in part, due to enhanced weather-related risks, but this increase in premiums has not had a material impact on our results of operations or financial condition.
Change in Method for Valuing Inventories from Last-In, First-Out (LIFO) Cost Method
As of January 1, 2021, we changed our method for valuing certain inventories (primarily domestic steel-related inventories) to the First-in, First-out (FIFO) cost method from the LIFO cost method. The effects of this change have been retrospectively applied to all periods presented. With the change from LIFO to FIFO, we expect to make tax payments of $21 million, in the aggregate, during the years 2021- 2023 based on current tax rates. The cash outlay during 2021 will approximate $11 million. See Note 10 to the Consolidated Condensed Financial Statements on page 13 for additional information.

RESULTS OF OPERATIONS
Discussion of Consolidated Results
First Quarter:
Trade Sales were $1,150.9 million in the current quarter, a 10% increase versus the first quarter 2020. Organic sales increased 11%, with volume up 4% from strong demand in residential end markets and Automotive partially offset by weakness in Aerospace. Raw material-related selling price increases of 5% and currency benefit of 2% added to sales growth. Divestitures, net of acquisitions, reduced sales by 1%.
Earnings Before Interest and Taxes (EBIT) increased 62%, to $127.7 million, primarily from volume growth, lower fixed costs, and the non-recurrence of an $8 million impairment charge related to a note receivable and a $4 million charge to write off stock associated with a prior year divestiture.
Earnings Per Share (EPS) increased to $.64 in the current quarter, versus $.33 in the first quarter of 2020, primarily from volume growth, lower fixed costs, the non-recurrence of an impairment charge and stock write off as discussed above, a lower tax rate, and lower interest expense.
Net Interest Expense and Income Taxes
First quarter 2021 net interest expense was lower by $2 million than the first quarter 2020 primarily due to reduced debt levels (including commercial paper) and lower interest rates.
Our worldwide effective tax rate was 20% for the first quarter of 2021, compared to 25% for the same quarter last year. While the U.S. statutory federal income tax rate was 21% in both years, in 2020, due to the anticipated earnings across our operations, our annual effective tax rate calculation was 3% higher than normal. In 2021, we realized a 2% benefit for prior year tax adjustments related to amended tax returns we expect to file. Less significant items added 1% to our tax rate in both years.
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

Discussion of Segment Results
First Quarter Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 7. As of January 1, 2021, we changed our method for valuing certain inventories (primarily domestic steel-related inventories) to the FIFO cost method from the LIFO cost method. The effects of this change have been retrospectively applied to all periods presented. See Note 10 to the Consolidated Condensed Financial Statements on page 13 for additional information. A summary of segment results is shown in the following tables.

Trade Sales (Dollar amounts in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Change in Trade Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$535.8	$490.6	$45.2	9.2%	11.9%
Specialized Products	257.6	234.5	23.1	9.9	8.9
Furniture, Flooring & Textile Products	357.5	320.4	37.1	11.6	11.6
Total	$1,150.9	$1,045.5	$105.4	10.1%	11.1%

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Bedding Products	$63.8	$28.3	$35.5	125.4%	11.9%	5.8%
Specialized Products	35.2	27.7	7.5	27.1	13.7	11.8
Furniture, Flooring & Textile Products	28.3	26.1	2.2	8.4	7.9	8.1
Intersegment eliminations & other	.4	(3.5)	3.9
Total	$127.7	$78.6	$49.1	62.5%	11.1%	7.5%

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Depreciation and Amortization (Dollar amounts in millions)
Bedding Products	$26.1	$26.8
Specialized Products	11.1	11.2
Furniture, Flooring & Textile Products	6.1	6.5
Unallocated [2]	2.8	3.0
Total	$46.1	$47.5

1 This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the Bedding Products and Specialized Products segment discussions below for a reconciliation of the change in total segment trade sales to organic sales.

2 Unallocated consists primarily of depreciation and amortization on non-operating assets.
Bedding Products
Trade sales increased $45 million, or 9%. Organic sales increased 12%. Raw material-related selling price increases added 9% to sales, volume was up 2%, and currency benefit increased sales 1%. Divestitures of small operations in Drawn Wire and our former Fashion Bed business reduced trade sales 3%.
EBIT increased $36 million, primarily from volume growth, higher metal margin, lower fixed costs, a reduction of bad debt expense, and the non-recurrence of an $8 million impairment charge related to a note receivable.

    Specialized Products
Trade sales increased $23 million, or 10%. Organic sales increased 9%, from currency benefit of 6% and volume growth of 3%. Volume growth in Automotive and Hydraulic Cylinders was partially offset by weak demand in Aerospace. A small Aerospace acquisition completed in January added 1% to trade sales.
EBIT increased $8 million, primarily from volume in Automotive and lower fixed costs, partially offset by lower volume in Aerospace.
Furniture, Flooring & Textile Products
Trade sales increased $37 million, or 12%. Volume was up 8%, driven by strong demand in Geo Components, Home Furniture, and Flooring Products' residential business. Raw material-related selling price increases added 3% to sales and currency benefit increased sales 1%.
EBIT increased $2 million, primarily from volume growth and lower fixed cost reductions, partially offset by pricing lag associated with passing along higher raw material costs.
LIQUIDITY AND CAPITALIZATION
Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the three months ended March 31, 2021 was $(10.6) million, down $21.0 million from the same period last year, primarily from working capital investments to support growth and inflationary impact, which more than offset higher earnings.
We closely monitor our working capital levels and ended the quarter with adjusted working capital at 12.0% of annualized trade sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities, and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed on page 36, substantially all of these funds are held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Amounts in millions)	March 31, 2021	December 31, 2020
Current assets	$1,789.0	$1,658.1
Current liabilities	995.6	1,006.0
Working capital	793.4	652.1
Cash and cash equivalents	333.8	348.9
Current debt maturities and current portion of operating lease liabilities	93.6	93.3
Adjusted working capital	$553.2	$396.5
Annualized trade sales [1]	$4,603.6	$4,728.0
Working capital as a percent of annualized trade sales	17.2%	13.8%
Adjusted working capital as a percent of annualized trade sales	12.0%	8.4%
1 Annualized trade sales equal first quarter 2021 trade sales of $1,150.9 million and fourth quarter 2020 trade sales of $1,182.0 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020		March 31, 2021	December 31, 2020	March 31, 2020
Trade Receivables	$577.4	$535.2	$546.0	DSO [1]	45	47	48

Inventories	$801.8	$691.5	$692.3	DIO [2]	80	74	76

Accounts Payable	$536.3	$552.2	$429.1	DPO [3]	53	55	47

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

Trade Receivables - Our trade receivables increased at March 31, 2021 compared to both December 31 and March 31, 2020 as a result of strong sales late in the first quarter of 2021 and inflation. Our DSO decreased compared to last year. These changes were driven by strong credit discipline and a return to more normalized sales patterns since the onset of COVID-19. We reduced our allowance for doubtful accounts by $3 million during the first quarter of 2021, reflecting continued positive customer payment trends and lower qualitative risk for improved macroeconomic conditions. We are closely monitoring accounts receivable and collections. We monitor all accounts for possible loss. We also monitor general macroeconomic conditions and other items that could impact the expected collectibility of all customers, or pools of customers, with similar risk. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based upon the facts and circumstances for each individual customer, as well as pools of customers, with similar risk.

Inventories - Our inventories and DIO increased as compared to both December 31 and March 31, 2020. This was due to the planned build of inventories throughout the first quarter to support increased demand and higher costs as a result of inflation. We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for writedowns to maintain an adequate level of reserves. Our reserve balances, as a percentage of period-end inventory, were consistent with our historical average.

Accounts Payable - Our accounts payable and DPO both increased compared to March 31, 2020, as we were reducing purchases and fulfilling orders out of existing inventory in the first quarter of 2020. Although our inventories increased as of March 31, 2021, as discussed above, our accounts payable and DPO both decreased compared to December 31, 2020 due to the timing of payments and inventory purchases. Our payment terms did not change meaningfully since last year and we have continued to focus on optimizing payment terms with our vendors. We continue to look for ways to establish and maintain favorable payment terms through our significant purchasing power and also utilize third-party services that offer flexibility to our vendors, which in turn helps us manage our DPO as discussed below.

Accounts Receivable and Accounts Payable Programs - We have participated in trade receivables sales programs in combination with third-party banking institutions and certain customers the last few years. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $40 million and $45 million of trade receivables that were sold and removed from our Consolidated Condensed Balance Sheets at March 31, 2021 and December 31, 2020. These sales reduced our quarterly DSO by roughly three days, and the impact to year-to-date operating cash flow was approximately ($5) million and $5 million, at March 31, 2021 and December 31, 2020, respectively.
For accounts payable, we have historically looked for ways to optimize payment terms through utilizing third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. As such, there is no direct impact on our DPO, accounts payable, operating cash flows, or liquidity. The accounts payable, which remain on our Consolidated Condensed Balance Sheets, settled through the third-party programs, were approximately $105 million at both March 31, 2021 and December 31, 2020.
While we utilize the above items as tools in our cash flow management, and offer them as options to facilitate customer and vendor operating cycles, if there were to be a cessation of these programs, we do not expect it would materially impact our operating cash flows or liquidity.
Uses of Cash
Finance Capital Requirements
We are making investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We expect capital expenditures to approximate $150 million in 2021. Our employee incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.
Our long-term, 6-9% annual revenue growth objective envisions periodic acquisitions. With the deleveraging progress made over the past year, we are in a strong position to capture both near- and long-term growth opportunities that add capabilities or products to our existing business.
In the first quarter of 2021, we acquired a small aerospace business located in the UK that specializes in metallic ducting systems, flexible joints, and components for space, military, and commercial applications for total consideration of approximately $27 million. Additional details about acquisitions are discussed in Note 9 on page 13 to the Consolidated Condensed Financial Statements.
Pay Dividends
Dividends are one of the primary means by which we return cash to shareholders. In May, we declared a quarterly dividend of $.42 per share, which represented a $.02 or 5.0% increase versus second quarter of 2020.
Our long-term targeted dividend payout ratio is approximately 50% of adjusted EPS (which excludes special items such as significant tax law impacts, impairment charges, restructuring-related charges, divestiture gains, litigation accruals, and settlement proceeds).
Repurchase Stock
Our long-term priorities for uses of cash remain: fund organic growth, pay dividends, fund strategic acquisitions, and repurchase stock with available cash. With the increase in leverage from our acquisition of ECS in January 2019, we are prioritizing debt repayment after funding organic growth and dividends, and as a result, are temporarily limiting share repurchases. We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable.

Capitalization
The following table presents our key debt and capitalization statistics:

(Dollar amounts in millions)	March 31, 2021	December 31, 2020

Total debt excluding revolving credit/commercial paper	$1,887.7	$1,900.2
Less: Current maturities of long-term debt	50.8	50.9
Scheduled maturities of long-term debt	1,836.9	1,849.3
Average interest rates [1]	3.7%	3.7%
Average maturities in years [1]	5.1	5.3
Revolving credit/commercial paper [2]	116.0	—
Average interest rate on period-end balance outstanding	.2%	—%
Average interest rate during the period (three months)	.2%	2.0%
Total long-term debt	1,952.9	1,849.3
Deferred income taxes and other liabilities	506.9	519.6
Shareholders’ equity and noncontrolling interest	1,456.2	1,425.1
Total capitalization	$3,916.0	$3,794.0
Unused committed credit:
Long-term	$1,084.0	$1,200.0
Short-term	—	—
Total unused committed credit [2]	$1,084.0	$1,200.0

Cash and cash equivalents	$333.8	$348.9

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year end 2020 and at the end of the first quarter of 2021, had a total authorized program amount of $1,200. However, our borrowing capacity may be limited by covenants to our credit facility.

Commercial Paper Program and Term Loan Financing
In January 2019, we expanded the borrowing capacity under our credit facility from $800 million to $1.2 billion, extended the term to January 2024, and correspondingly increased permitted borrowings under our commercial paper program primarily to finance the ECS Acquisition. The ECS Acquisition was financed through the issuance of approximately $750 million of commercial paper (of which roughly $500 million was subsequently refinanced through the public issuance of 10-year 4.4% notes due 2029) and the issuance of a $500 million five-year Term Loan A with our current bank group, pursuant to which we pay principal in the amount of $12.5 million each quarter and pay the remaining principal at maturity. As of March 31, 2021, we had repaid $207.5 million, including $107.5 million in prepayments of a portion of the Term Loan A during 2020. The credit facility allows us to issue letters of credit totaling up to $125 million. When we issue letters of credit under the facility, we reduce our available credit and commercial paper capacity by a corresponding amount. We may borrow funds in advance of expected outflows to provide additional flexibility during the COVID-19 disruption. Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	March 31, 2021	December 31, 2020
Total authorized program	$1,200.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	116.0	—
Letters of credit issued under the credit agreement	—	—
Total program usage	116.0	—
Total program available	$1,084.0	$1,200.0

The average and maximum amounts of commercial paper outstanding during the first quarter of 2021 were $88.0 million and $148.0 million, respectively. At quarter end, we had no letters of credit outstanding under the credit facility, but we had issued $40.4 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long-term, and subject to our capital needs, market conditions, and alternative capital market opportunities, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper notes. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit facility maturing in 2024 discussed above.
With cash on hand, operating cash flow, our commercial paper program and/or our credit facility, and our ability to obtain debt financing, we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations.
Our credit facility was amended effective May 6, 2020 and contains revised restrictive covenants. The revised covenants limit: a) as of the last day of each fiscal quarter, the leverage ratio of consolidated funded indebtedness (minus unrestricted cash) to trailing 12-month consolidated EBITDA (each as defined in the credit facility) must not exceed 4.75 to 1.00 for each fiscal quarter end date through March 31, 2021; 4.25 to 1.00 at June 30, 2021; 3.75 to 1.00 at September 30, 2021; and 3.25 to 1.00 at December 31, 2021 and thereafter; b) the amount of total secured debt to 5% of our total consolidated assets until December 31, 2021, at which time it will revert to 15% of our total consolidated assets; and c) our ability to sell, lease, transfer, or dispose of all or substantially all of total consolidated assets. The amendment also added an anti-cash hoarding provision that limits borrowing if the Company has a consolidated cash balance (as defined in the credit facility) in excess of $300 million without planned expenditures. We were comfortably in compliance with our covenants at the end of the first quarter 2021. For more information about the restrictive covenants in our credit facility, see "Our Ability to Borrow under our Credit Facility" on page 26.
Accessibility of Cash
At March 31, 2021, we had cash and cash equivalents of $334 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations. We currently expect to bring back approximately $165 million of additional foreign cash before year end.
If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $22 million. Although there are capital requirements in various jurisdictions, none of this cash is currently inaccessible for repatriation.

CONTINGENCIES
For contingencies related to the impact of the COVID-19 pandemic on our business, please see “COVID-19 Impacts on our Business” on page 24.
Potential Sale of Real Estate
We have agreed to sell certain real estate associated with prior years' restructuring activities in the Bedding Products segment and expect to realize a gain of up to $30 million on this transaction upon closing, which may be as early as the second quarter of 2021. Although substantially all outstanding significant conditions of the sale have been finalized, other factors could impact the timing, the amount of proceeds, and whether the sale is completed.
Cybersecurity Risks
We rely on our industrial control systems to manufacture our products, and information systems to obtain, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process, and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. We have a formal process in place for both incident response and cybersecurity continuous improvement that includes a cross functional Cybersecurity Oversight Committee. Members of the Cybersecurity Oversight Committee update the Board quarterly on cyber activity, with procedures in place for interim reporting if necessary.
Although we have not experienced any material cybersecurity incidents, we have enhanced our cybersecurity protection efforts over the last few years. We use a third party to periodically benchmark our information security program against the National Institute of Standards and Technology’s Cybersecurity Framework. We provide quarterly cybersecurity training for employees with access to our email and data systems, and we have purchased broad-form cyber insurance coverage. However, because of risk due to the COVID-19 pandemic regarding increased remote access, remote work conditions, and associated strain on employees, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure of confidential information. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems. We could still experience material technology failures or cybersecurity breaches, including those resulting from ransomware attached to our industrial control systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, reputational damage, damage to our competitiveness, and negative impact on stock price and long-term shareholder value.
Litigation
Accrual for Litigation Contingencies and Reasonably Possible Losses in Excess of Accruals
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows. We deny liability in all currently threatened or pending litigation proceedings and believe we have valid bases to contest all claims made against us. At March 31, 2021, our litigation contingency accrual was immaterial (which does not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not recorded) losses in excess of accruals for litigation contingencies are estimated to be $11 million, including $10 million for Brazilian VAT matters and $1 million for other matters. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals (and in excess of the $11 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our litigation contingencies, see Note 15 “Contingencies” on page 21 of the Notes to Consolidated Condensed Financial Statements.
ACCOUNTING STANDARDS UPDATES
The FASB has issued accounting guidance effective for the current and future periods. See Note 2 to the Consolidated Condensed Financial Statements on page 5 for a more complete discussion.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rates
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $130 million greater than carrying value at March 31, 2021 and approximately $170 million greater than carrying value at December 31, 2020. The fair value of fixed rate debt was based on quoted market prices in an active market. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment and do not hedge translation exposures. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $999 million at March 31, 2021, compared to $952 million at December 31, 2020.
Derivative Financial Instruments
We are subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, we utilize derivative instruments (individually or in combinations) to reduce or eliminate these risks. We seek to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is our policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note 14 Derivative Financial Instruments beginning on page 19 of the Notes to Consolidated Condensed Financial Statements and is incorporated by reference into this section.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: the profitable growth and operating performance of the Company; projections of Company revenue, income, earnings, capital expenditures, dividends, capital structure, cash from operations, cash repatriation, restructuring-related costs, tax impacts or other financial items, and effective tax rate; maintenance of indebtedness under the commercial paper program; litigation exposure; our ability to deleverage; possible plans, goals, objectives, prospects, strategies, or trends concerning future operations; statements concerning future economic performance, possible goodwill or other asset impairment; access to liquidity; compliance with the debt covenant requirements; amount of fixed cost savings; raw material availability and pricing; supply chain disruptions; labor, microchip, and chemical shortages; employee termination costs; and the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” “project,” “should,” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.
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
Readers should review Item 1A Risk Factors in our Form 10-K filed February 24, 2021 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties, and developments which may affect our future operations or our performance, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

•the ongoing adverse impact on our trade sales, earnings, liquidity, cash flow, and financial condition caused by the COVID-19 pandemic which has had and, depending on the length and severity of the pandemic and the timing and effectiveness of any vaccines, could continue, in varying degrees, to materially negatively impact, among other things (i) the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries; (ii) our manufacturing facilities’ ability to remain fully operational, obtain necessary raw materials and parts, maintain appropriate labor levels, and ship finished products to customers; (iii) operating costs related to pay and benefits for our terminated employees; (iv) our ability to collect trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency; (v) impairment of goodwill and long-lived assets; (vi) restructuring and related costs; and (vii) our ability to borrow under our revolving credit facility, including our ability to comply with the restrictive covenants in our credit facility that may limit our operational flexibility and our ability to pay our debt when it comes due;
•inability to “deleverage” after the ECS acquisition due to increases or decreases in our capital needs, which may vary depending on a variety of factors, including, without limitation, demand for our products, cash flow, any acquisition or divestiture activity, our working capital needs, and capital expenditures;
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
•adverse changes in political risk and U.S. or foreign laws, regulations, or legal systems (including tax law changes);
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
•our ability to avoid modification or interruption of our information systems and industrial control systems through cybersecurity breaches;
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
•the effectiveness and enforcement of anti-dumping and countervailing duties on the import of innersprings, steel wire rod, and finished mattresses;
•our ability to realize gain from the sale of real estate;
•our ability to comply with privacy and data protection regulations; and
•our ability to comply with climate change laws and regulations.
MARKET AND INDUSTRY DATA
Unless we indicate otherwise, we base the information concerning our markets/industry contained herein on our general knowledge of and expectations concerning those markets/industry, on data from various industry analyses, on our internal research, and on adjustments and assumptions that we believe to be reasonable. However, we have not independently verified data from market/industry analyses and cannot guarantee their accuracy or completeness.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of March 31, 2021 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of March 31, 2021, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 15 beginning on page 21 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. Reference is made to Item 3. Legal Proceedings and Note T Contingencies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 24, 2021.
Mattress Anti-Dumping Matter
On March 31, 2020, the Company, along with six other domestic mattress producers, Brooklyn Bedding, Corsicana Mattress Company, Elite Comfort Solutions (a Leggett subsidiary), FXI, Inc., Innocor, Inc., and Kolcraft Enterprises, Inc., and two unions, the International Brotherhood of Teamsters and United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and manufacturers of mattresses in China were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries. On March 18, 2021, the DOC made final determinations on Chinese subsidies, assigning a duty rate of 97.78%, and on dumping, assigning duty rates on imports from Cambodia (45.34%), Indonesia (2.22%), Malaysia (42.92%), Serbia (112.11%), Thailand (37.48% – 763.28%), Turkey (20.03%), and Vietnam (144.92% - 668.38%). On April 21, 2021, the ITC made a unanimous, affirmative final determination that domestic mattress producers were materially injured by reason of the unfairly priced or subsidized imported mattresses. The U.S. government will continue to impose duties on mattresses imported from China, Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam at the rate determined by the DOC for five years, through May 2026, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the order for an additional five years.
Environmental Matters Involving Potential Monetary Sanctions of $300,000 or More
On February 16, 2021, a summons was issued to the Company’s French subsidiary, Specitubes SAS, to appear before the Judicial Court of Boulogne-Sur-Mer, France. The hearing is set for late June 2021. The prosecutor has alleged (i) that Specitubes violated certain French environmental air emission standards, and an administrative order concerning those standards, by its use of a chlorinated lubricant, and (ii) that Specitubes, because of its use of the chlorinated lubricant, created a human health hazard. The allegations carry a possible fine of up to approximately $600,000 USD. Specitubes intends to defend this matter and will challenge the allegation. Although the outcome of this matter cannot be predicted with certainty, we do not expect it to have a material adverse effect on our financial position, cash flows, or results of operations.

ITEM 1A. RISK FACTORS
Our 2020 Annual Report on Form 10-K filed February 24, 2021 includes a detailed discussion of our risk factors in Item 1A “Risk Factors.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
Investing in our securities involves risk. Set forth below and elsewhere in this report are risk factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. We may amend or supplement these Risk Factors from time to time by other reports we file with the Securities and Exchange Commission.
OPERATIONAL RISK FACTORS
The COVID-19 pandemic has had, and could further have, an adverse impact to (i) our manufacturing operations' ability to remain open, or fully operate; (ii) our ability to obtain necessary raw materials and parts, maintain appropriate labor levels, and ship finished products to customers; and (iii) our operating costs related to pay and benefits for terminated employees; all of which, in the aggregate, have had, and could further have, a material negative impact on our trade sales, earnings, liquidity, cash flow, financial condition, and our stock price.
We have manufacturing facilities in the United States and 16 other countries. All of these countries have been affected by the COVID-19 pandemic. All of our facilities are open and running at this time. From time to time we have some capacity restrictions on our plants due to governmental orders in various parts of the world. We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition, or re-

imposition, of restrictive measures concerning shelter-in-place or stay-at-home orders, public gatherings and human interactions, mandatory closures of retail establishments that sell our products or our customers’ products, travel restrictions, and restrictions on the import or export of products.
Because of the shift of production by semiconductor microchip manufacturers to consumer electronics, such as laptops and tablets for home schooling and home offices, and away from automotive applications during the COVID-19-related automotive industry shutdowns in 2020, currently there is a shortage of microchips in the automotive industry. Our Automotive Group uses the microchips in seat comfort products, and to a lesser extent in motors and actuators. Although, to date, our Automotive Group has been able to obtain an adequate supply of microchips, we are dependent on our suppliers to deliver these microchips in accordance with our production schedule, and a shortage of the microchips can disrupt our operations and our ability to deliver products to our customers. Also, because of the industry shortage, automotive OEMs and other suppliers have not been able to secure an adequate supply of microchips, and as a result have reduced their production of automobiles or parts, which in turn has recently reduced, and may continue to reduce, our sale of products. We anticipate these shortages to continue throughout the year. If we cannot secure an adequate supply of microchips in our supply chain, and the microchips cannot be sourced from a different supplier, or the automotive OEMs and other suppliers continue to reduce their production as a result of such shortage, this may negatively impact our sales, earnings, and financial condition.
In early 2020, the U.S. and other governments ordered that certain nonwoven fabrics used to produce ComfortCore® innersprings be prioritized to produce medical supplies. This resulted in shortages of the fabrics for non-medical applications beginning in second quarter 2020. These shortages and strong bedding demand caused us to temporarily be unable to supply full industry demand for ComfortCore® and resulted in higher costs for nonwoven fabrics. Beginning in late 2020, nonwoven fabrics supply constraints began to alleviate. As demand improved in mid-2020, we also experienced some temporary labor shortages. In the first quarter of 2021, our supply of nonwoven fabrics, additional staffing, and additional machine capacity has allowed us to increase our production of ComfortCore®. In the first quarter, we added over half of our planned 25% capacity additions through the combination of labor and machinery additions. We will continue to add staffing and machinery as we move through the next two quarters. If we cannot produce an adequate amount of ComfortCore® to meet demand, our results of operations may be negatively impacted.
Depending on the length and severity of the COVID-19 pandemic, and the timing and effectiveness of any vaccines, our ability to keep our manufacturing operations open or fully operational, build and maintain appropriate labor levels, obtain necessary raw materials and parts, and ship finished products to customers, may be partially or completely disrupted, either on a temporary or prolonged basis. The continued realization of these risks to our manufacturing operations, labor force, and supply chain could also increase labor, commodity, and energy costs.
We also experienced chemical shortages that began in 2020, which are ongoing and may persist for the remainder of the year. These shortages have resulted in constraints of overall mattress production in the industry and higher pricing for chemicals. In the first quarter of 2021, chemicals experienced further supply shortages from severe weather impacts. If we are unable to obtain the chemicals or pass the cost along to our customers, our results of operations may be negatively impacted.

Some facilities have experienced problems delivering products to customers and disruptions in logistics necessary to import, export, or transfer products, which has generally resulted in increased freight costs. Our supply chains have also been hampered by congested ports.
When our employees have tested positive for COVID-19, we follow adopted protocols which include enhanced disinfecting that targets areas that have likely exposure to COVID-19. The employee is required to observe a quarantine period, monitor symptoms, and follow medical guidance prior to returning to work. Contact tracing is performed to identify any other employees who had direct contact with the employee who tested positive for COVID-19. If any direct contacts are identified, those employees (except if fully vaccinated or have recovered from COVID-19 within the last 90 days, unless the employee is experiencing symptoms) must also self-isolate, monitor symptoms, and follow medical guidance prior to returning to work. A significant increase in COVID-19 cases among our employees may disrupt our ability to maintain necessary labor levels and produce and deliver products to our customers if we are unable to shift production to other manufacturing facilities.
To align our variable cost structure to reduced demand for our products in certain business units, we decreased the size of our workforce in 2020. We incurred severance costs of $7 million in 2020 and we do not expect any additional material charges. We did not incur significant severance costs in the first quarter of 2021. However, if circumstances change because of lack of demand, additional governmental capacity restrictions related to our facilities or otherwise, we may incur future material separation costs.

FINANCIAL RISK FACTORS
The COVID-19 pandemic has had, and could further have, an adverse impact on the collection of trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency.
Bankruptcy, financial difficulties, or insolvency caused by the COVID-19 pandemic, or otherwise, can and has occurred with some of our customers which can impact their ability to pay their debts to us. As of March 31, 2021, we had $24 million allowance for doubtful accounts ($23 million on a note receivable and $1 million on trade accounts receivable) associated with a customer in our Bedding Products segment who is experiencing financial difficulty and liquidity problems. This customer was placed on nonaccrual status in 2018 and became delinquent in quarterly interest payments in the first quarter of 2020.
In addition to the customer referenced above, many of our customers and other third parties have been adversely affected by the social and governmental restrictions and limitations related to the COVID-19 pandemic. As such, we increased our allowance for doubtful accounts by $20 million in the first quarter of 2020, including $9 million for the customer referenced above. We had modest activity for the remainder of 2020, and our bad debt expense for the year ended December 31, 2020 was $17 million. We had a $3 million reduction of bad debt expense for the quarter ended March 31, 2021 reflecting continued positive trends in customer payment experience and a lower qualitative risk for improved macroeconomic conditions. However, if these parties suffer significant financial difficulty, they may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these parties. If we are unable to collect trade receivables and other notes receivables on a timely basis, this inability will require additional provisions for bad debt and result in a negative impact on our earnings, liquidity, cash flow, and financial condition.
Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At March 31, 2021, goodwill and other intangible assets represented $2.1 billion, or 43% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.0 billion, or 21% of total assets.
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
•Fair value for our Bedding reporting unit exceeded carrying value by 65%. Our 2019 acquisition of ECS is part of our Bedding reporting unit, and goodwill for our Bedding reporting unit was $855 million at March 31, 2021.
•Fair value for our Aerospace reporting unit exceeded carrying value by 51%. Goodwill for the Aerospace reporting unit was $66 million at March 31, 2021.
•Fair value for our Work Furniture reporting unit exceeded carrying value by 25%. Goodwill for the Work Furniture reporting unit was $97 million at March 31, 2021.
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

For more information regarding potential goodwill and other long-lived asset impairment, please refer to Note 5 Impairment Charges on page 9 of the Notes to Consolidated Condensed Financial Statements.
We may not be able to realize deferred tax assets on our balance sheet depending upon the amount and source of future taxable income.
Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. As of March 31, 2021, we had $138 million of deferred tax assets ($154 million less a $16 million valuation allowance). After netting of deferred tax liabilities, the net amount presented within Sundry assets on our Consolidated Condensed Balance Sheet is $10 million. It is possible the amount and source of our taxable income could materially change in the future. Particularly, our mix of earnings by taxing jurisdiction may materially change in that we may have more or less taxable income generated in North America, Europe, or Asia as compared to prior years. This change may impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.
MARKET RISK FACTORS
Unfair competition could adversely affect our market share, sales, profit margins, and earnings.
We produce innersprings for mattresses that are sold to bedding manufacturers. We produce steel wire rod for consumption by our wire mills (primarily to produce innersprings) and to sell to third parties. We also produce and sell finished mattresses.
Since 2009, there have been antidumping duties on the import of innersprings from China, South Africa, and Vietnam imposed by the Department of Commerce (DOC) and International Trade Commission (ITC) extending through 2024. The DOC and ITC have also imposed antidumping duties and countervailing duties on imports of steel wire rod from various countries, including China. These duties will expire, unless extended, at different times ranging from 2022 to 2025. Also, antidumping duties have been imposed by the DOC and ITC on the import of finished mattresses from various countries including China, Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam, at different times ranging from 2024 to 2026. If the existing antidumping and countervailing duties are not extended beyond their current terms and dumping and/or subsidization recurs, or manufacturers in the subject countries circumvent the existing duties through transshipment in other jurisdictions or otherwise, our market share, sales, profit margins, and earnings could be adversely affected.
TECHNOLOGY AND CYBERSECURITY RISK FACTORS
Technology failures or cybersecurity breaches could have a material adverse effect on our operations.
As a manufacturer with over 130 production facilities in 17 different countries, primarily in Asia, Europe, North America, and elsewhere, we rely on several on-premise and cloud-based computerized systems and networks to obtain, secure, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our production facilities. We receive, process, manufacture, and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. We also have risk associated with the network connectivity and systems for consolidated reporting. Technology failures or security breaches of a new or existing infrastructure, including our industrial control systems, could impede normal operations, create system disruptions, or create unauthorized disclosure of confidential information.
We have a formal process in place for both incident response and cybersecurity continuous improvement that includes a cross functional Cybersecurity Oversight Committee. Members of the Cybersecurity Oversight Committee update the Board of Directors quarterly on cyber activity, with procedures in place for interim reporting if necessary.
Although we have not experienced any material technology failures or cybersecurity breaches, we have enhanced our cybersecurity protection efforts over the last few years. We use a third party to periodically benchmark our information security program against the National Institute of Standards and Technology’s Cybersecurity Framework. We provide quarterly cybersecurity training for employees with access to our email and data systems, and we have purchased broad-form cyber insurance coverage. However, because of the risk due to the COVID-19 pandemic regarding increased remote access, remote work conditions, and associated strain on employees, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure of confidential information. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems. We could still experience material technology failures or cybersecurity breaches, including those resulting from ransomware attached to our industrial control systems. If this occurs, our operations could be disrupted, or we may suffer financial loss because of lost or misappropriated information. Also, we may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, reputational damages, proprietary and confidentiality impacts, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value. We cannot be certain that advances in criminal capabilities will not compromise our technology protecting information systems. If these systems are interrupted or damaged by these events or fail for any extended period of time, then our results of operations could be adversely affected.
REGULATORY RISK FACTORS
Privacy and data protection regulations are complex and could harm our business, reputation, financial condition, and operating results.
Governments around the world have adopted legislative and regulatory proposals concerning the collection and use of personal data. As a company with personal data primarily consisting of employee data and business contact information, we are subject to many different data protection laws, including U.S. state laws, such as the California Consumer Data Privacy Act, and the laws of other jurisdictions where we operate, such as those in Europe, China, and Brazil. For example, the EU’s General Data Protection Regulation (GDPR) applies to our operations that collect or process personal data of EU individuals, such as personal information concerning our employees at our facilities in Croatia and Poland. If these operations are found to violate GDPR, we may incur substantial fines, face reputational harm, and be required to change our business practices, any of which could have an adverse effect on our business.
As a U.S. company, the ability to centrally manage aspects of our operation and workforce, and to make decisions based on complete and accurate global data, is important and requires the ability to transfer and access personal data. The adequacy of the laws of the data-importing country are of increasing importance under various laws, including the GDPR and Brazil’s general data protection law. The validity of data transfer mechanisms remains subject to legal, regulatory, and political developments in many countries, including Brazil, Europe, and the U.S. The invalidation of the EU-U.S. Privacy Shield in 2020 and the potential invalidation of other EU data transfer mechanisms, as well as the lack of adequate guidance from Brazil, could have an adverse impact on our ability to process and transfer personal data. This may inhibit our ability to transfer our employee personal data from our other operations, such as Europe and Brazil, to the Company’s headquarters in the U.S., or elsewhere, making it much more difficult to effectively manage our global human capital. These evolving privacy and data protection requirements create uncertainty and added compliance obligations that could harm our business, reputation, financial condition, and operating results.
Climate change laws, regulations, and impacts could negatively impact the Company’s business, capital expenditures, results of operations, financial condition, competitive position, and reputation.
We have over 130 production facilities worldwide. Some of our facilities are engaged in manufacturing processes that produce greenhouse gas emissions, including carbon dioxide. We also maintain a fleet of over-the-road tractor trailers that emit greenhouse gases. Climate change has received increased attention worldwide. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gas emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. Although we have developed and implemented a company-wide environmental management system to ensure we are compliant with environmental regulations everywhere we operate, and to drive continual improvement in environmental sustainability, either the enactment of, or change to existing laws and regulations, could mandate more restrictive standards or require such changes on a more accelerated time frame. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There continues to be a lack of consistent climate legislation in the jurisdictions where we operate, which creates economic and regulatory uncertainty. To the extent our customers are subject to any of these or other similar proposed or newly enacted laws and regulations, additional costs by customers to comply with such laws and regulations could impact their ability to operate at similar levels in certain jurisdictions, which could adversely impact their demand for our products and services. Also, if these laws or regulations impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. In either event, they could negatively impact our business, capital expenditures, results of operations, financial condition, and competitive position. Non-compliance with climate change legislative and regulatory requirements could also negatively impact our reputation.
Also, we have experienced, due to severe weather impacts, supply shortages in chemicals, which have restricted foam supply. The restriction of foam supply has constrained overall mattress production in the bedding industry and has reduced our production levels. The cost of chemicals and foam have also increased due to the shortages. If we are unable to secure an adequate supply of chemicals and foam, or the cost of these raw materials materially increases, it could have a negative impact on our business, results of operations and financial condition.
Increased scrutiny from investors, lenders, and other market participants regarding our environmental, social and governance, or sustainability responsibilities, could expose us to additional costs or risks and adversely impact our liquidity, results of operations, reputation, employee retention, and stock price.
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
We recently published our first sustainability report, which details how we seek to manage our operations responsibly and ethically. The sustainability report includes our policies and practices on a variety of social and ethical matters, including, but not limited to, corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards set forth in the sustainability report could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us. Our sustainability report can be found at www.leggett.com. Our website does not constitute part of this Form 10-Q.
LITIGATION RISK FACTORS
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have recorded an immaterial aggregate litigation contingency accrual at March 31, 2021. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies (which include Brazilian value-added tax and other matters) are estimated to be $11 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $11 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see Note 15 on page 21 of the Notes to Consolidated Condensed Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
January 2021	—	$—	—	10,000,000
February 2021	—	$—	—	10,000,000
March 2021	5,523	$47.86	—	10,000,000
Total	5,523	$47.86	—

1    This number represents shares which were not purchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company's benefit plans. It does not include shares withheld for taxes on option exercises and stock unit conversions, all of which totaled 196,142 shares for the first quarter of 2021.

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

ITEM 5. OTHER INFORMATION

As previously reported, on February 23, 2021, the Company's Nominating & Corporate Governance Committee of the Board (the “Committee”) amended the Company's procedures regarding shareholder recommendations for nominations of directors. Prior to the amendment, the procedures provided that the Committee will always have regard for the need to consider candidates to maintain and strengthen the Board’s diversity, and that it consider director candidates from a wide variety of backgrounds, without discrimination based on race, ethnicity, color, ancestry, national origin, religion, sex, sexual orientation, gender identity, age, disability, or any other status protected by law. The Committee amended the procedures to expressly require that (i) the Committee actively seek director candidates from a wide variety of backgrounds without discrimination based on any of the enumerated categories listed above and (ii) for each director search, the pool of candidates must include female and racial or ethnic minority candidates. The complete procedure can be found at www.leggett.com/governance/director-nomination-procedure, under Leggett & Platt Governance, Director Nomination Procedure.

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

3.2	Bylaws of the Company as amended through February 24, 2021, filed February 24, 2021, as Exhibit 3.2.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845).

10.1	Summary Sheet of Executive Cash Compensation, filed February 24, 2021, as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845).

10.2	2021 Key Officers Incentive Plan Award Formula, filed February 24, 2021, as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845).

10.3	2021 Form of Performance Stock Unit Award Agreement, filed February 24, 2021, as Exhibit 10.5 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845).

10.4*	2021 Form of Performance Stock Unit Award Agreement, as amended.

10.5	2021 Form of Restricted Stock Unit Award Agreement, filed February 24, 2021, as Exhibit 10.6 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845).

18*	Preferability Letter from PricewaterhouseCoopers LLP dated May 6, 2021.

31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2021.

31.2*	Certification of Jeffrey L. Tate, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2021.

32.1*	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2021.

32.2*	Certification of Jeffrey L. Tate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2021.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*,**	Inline XBRL Taxonomy Extension Schema.

101.CAL*,**	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*,**	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*,**	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*,**	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at March 31, 2021 and December 31, 2020; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2021 and March 31, 2020; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and March 31, 2020; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2021 and March 31, 2020; and (v) Notes to Consolidated Condensed Financial Statements.

***	The assertions embodied in the representations and warranties made in the Stock Purchase Agreement are solely for the benefit of the parties to the Stock Purchase Agreement, and are qualified by information in confidential disclosure schedules that we have exchanged in connection with signing the Stock Purchase Agreement. While Leggett does not believe the schedules contain information required to be publicly disclosed, the schedules do contain information that modifies, qualifies, and creates exceptions to the representations and warranties in the Stock Purchase Agreement. You are not a third party beneficiary to the Stock Purchase Agreement and should not rely on the representations and warranties as characterizations of the actual state of facts, since (i) they are modified in part by the disclosure schedules; (ii) they may have changed since the date of the Stock Purchase Agreement; (iii) they may represent only the parties’ risk allocation in this particular transaction; and (iv) they may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes. The Stock Purchase Agreement has been included to provide you with information regarding its terms. It is not intended to provide any other factual information about Leggett or ECS. Such information about Leggett can be found in other public filings we make with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 6, 2021	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman Chairman and Chief Executive Officer

DATE: May 6, 2021	By:	/s/ JEFFREY L. TATE
Jeffrey L. Tate Executive Vice President and Chief Financial Officer