Form 10-Q
period 2021-06-30
LEGGETT & PLATT INC
filed 2021-08-05
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of July 27, 2021: 133,298,914

LEGGETT & PLATT, INCORPORATED
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	June 30, 2021	December 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$231.6	$348.9
Trade receivables, net	674.6	535.2
Other receivables, net	30.2	28.4
Total receivables, net	704.8	563.6
Inventories	893.0	691.5
Prepaid expenses and other current assets	65.4	54.1
Total current assets	1,894.8	1,658.1
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,430.2	1,396.2
Buildings and other	768.2	740.9
Land	44.8	43.6
Total property, plant and equipment	2,243.2	2,180.7
Less accumulated depreciation	1,457.3	1,395.9
Net property, plant and equipment	785.9	784.8
OTHER ASSETS
Goodwill	1,459.4	1,388.8
Other intangibles, less accumulated amortization of $197.7 and $199.0 as of June 30, 2021 and December 31, 2020, respectively	737.6	701.6
Operating lease right-of-use assets	167.0	161.6
Sundry	105.4	105.1
Total other assets	2,469.4	2,357.1
TOTAL ASSETS	$5,150.1	$4,800.0
CURRENT LIABILITIES
Current maturities of long-term debt	$50.8	$50.9
Current portion of operating lease liabilities	44.2	42.4
Accounts payable	612.0	552.2
Accrued expenses	302.9	275.2
Other current liabilities	97.2	85.3
Total current liabilities	1,107.1	1,006.0
LONG-TERM LIABILITIES
Long-term debt	1,974.9	1,849.3
Operating lease liabilities	126.7	122.1
Other long-term liabilities	186.6	192.1
Deferred income taxes	218.8	205.4
Total long-term liabilities	2,507.0	2,368.9
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	546.6	543.2
Retained earnings	2,885.0	2,797.2
Accumulated other comprehensive loss	(49.3)	(52.4)
Treasury stock	(1,850.1)	(1,865.4)
Total Leggett & Platt, Inc. equity	1,534.2	1,424.6
Noncontrolling interest	1.8	.5
Total equity	1,536.0	1,425.1
TOTAL LIABILITIES AND EQUITY	$5,150.1	$4,800.0
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions, except per share data)	2021	2020	2021	2020
Net trade sales	$2,420.5	$1,890.6	$1,269.6	$845.1
Cost of goods sold	1,903.7	1,523.3	1,000.3	698.5
Gross profit	516.8	367.3	269.3	146.6
Selling and administrative expenses	218.9	215.0	112.6	97.2
Amortization of intangibles	33.8	32.7	18.0	16.3
Impairments	—	29.4	—	25.9
Net gain from sale of assets and businesses	(28.6)	—	(28.6)	—
Other (income) expense, net	(6.9)	(11.1)	(4.6)	(15.5)
Earnings (loss) before interest and income taxes	299.6	101.3	171.9	22.7
Interest expense	38.8	42.3	19.5	21.4
Interest income	1.7	1.9	.8	1.0
Earnings (loss) before income taxes	262.5	60.9	153.2	2.3
Income taxes	62.7	22.9	40.9	8.4
Net earnings (loss)	199.8	38.0	112.3	(6.1)
(Earnings) attributable to noncontrolling interest, net of tax	(.1)	—	(.1)	—
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$199.7	$38.0	$112.2	$(6.1)
Net earnings (loss) per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.47	$.28	$.83	$(.05)
Diluted	$1.46	$.28	$.82	$(.05)

Weighted average shares outstanding
Basic	136.1	135.5	136.3	135.7
Diluted	136.6	135.7	136.8	135.7
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions)	2021	2020	2021	2020
Net earnings (loss)	$199.8	$38.0	$112.3	$(6.1)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(.8)	(39.7)	13.5	25.8
Cash flow hedges	2.2	(2.6)	1.1	3.7
Defined benefit pension plans	1.7	1.8	.9	.6
Other comprehensive loss	3.1	(40.5)	15.5	30.1
Comprehensive income (loss)	202.9	(2.5)	127.8	24.0
Add: comprehensive (income) loss attributable to noncontrolling interest	(.1)	.1	(.1)	—
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$202.8	$(2.4)	$127.7	$24.0
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2021	2020
OPERATING ACTIVITIES
Net earnings	$199.8	$38.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	58.4	59.2
Amortization of intangibles and supply agreements	35.8	34.8
Long-lived asset impairment	—	4.0
Goodwill impairment	—	25.4
(Decrease) increase in provision for losses on accounts and notes receivable	(2.1)	20.8
Writedown of inventories	8.4	8.1
Net gain from sales of assets and businesses	(28.6)	—
Deferred income tax expense (benefit)	3.3	(1.8)
Stock-based compensation	20.3	12.9
Other, net	(1.5)	8.5
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(120.9)	(13.2)
Inventories	(192.8)	46.9
Other current assets	(11.7)	1.4
Accounts payable	57.6	(89.9)
Accrued expenses and other current liabilities	4.3	(32.6)
NET CASH PROVIDED BY OPERATING ACTIVITIES	30.3	122.5
INVESTING ACTIVITIES
Additions to property, plant and equipment	(49.0)	(43.0)
Purchases of companies, net of cash acquired	(151.9)	—
Proceeds from sales of assets and businesses	30.9	3.6
Other, net	1.1	4.6
NET CASH USED FOR INVESTING ACTIVITIES	(168.9)	(34.8)
FINANCING ACTIVITIES
Payments on long-term debt	(25.1)	(25.0)
Change in commercial paper and short-term debt	156.4	33.0
Dividends paid	(106.3)	(105.6)
Issuances of common stock	2.4	.7
Purchases of common stock	(9.4)	(8.3)
Additional consideration paid on prior year acquisitions	—	(8.4)
Other, net	.6	(3.8)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	18.6	(117.4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2.7	(9.1)
DECREASE IN CASH AND CASH EQUIVALENTS	(117.3)	(38.8)
CASH AND CASH EQUIVALENTS—January 1,	348.9	247.6
CASH AND CASH EQUIVALENTS—June 30,	$231.6	$208.8
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
Accounts Receivable and Accounts Payable Programs
We have participated in trade receivables sales programs in combination with third-party banking institutions and certain customers the last few years. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $40.0 and $45.0 of trade receivables that were sold and removed from our Consolidated Condensed Balance Sheets at June 30, 2021 and December 31, 2020, respectively.
We sometimes utilize third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The accounts payable settled through the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $115.0 and $105.0 at June 30, 2021 and December 31, 2020, respectively.
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

3. REVENUE

Performance Obligations and Shipping and Handling Costs
We recognize revenue when performance obligations, under the terms of a contract with our customers, are satisfied. Substantially all of our revenue is recognized upon transfer of control of our products to our customers, which is generally upon shipment from our facilities or upon delivery to our customers' facilities, and is dependent on the terms of the specific contract. This conclusion considers the point at which our customers have the ability to direct the use of and obtain substantially all of the remaining benefits of the products that were transferred. Substantially all unsatisfied performance obligations as of June 30, 2021, will be satisfied within one year or less.
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

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Bedding Products
Bedding Group	$1,144.5	$901.2	$608.7	$410.6

Specialized Products
Automotive Group	403.4	279.2	192.6	105.5
Aerospace Products Group	49.9	60.2	26.2	21.8
Hydraulic Cylinders Group	46.0	35.9	22.9	13.5
	499.3	375.3	241.7	140.8

Furniture, Flooring & Textile Products
Home Furniture Group	198.9	131.0	102.8	49.8
Work Furniture Group	132.6	109.0	68.9	45.4
Flooring & Textile Products Group	445.2	374.1	247.5	198.5
	776.7	614.1	419.2	293.7
	$2,420.5	$1,890.6	$1,269.6	$845.1

4. SEGMENT INFORMATION
Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. We have three operating segments that supply a wide range of products:

•Bedding Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private label finished mattresses for bedding brands and adjustable bed bases. This segment is also vertically integrated into the production and supply of specialty foam chemicals, steel rod, and drawn steel wire to our own operations and to external customers. Our trade customers for wire make mechanical springs and many other end products.
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
A summary of segment results is shown in the following tables.

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Three Months Ended June 30, 2021
Bedding Products [5]	$608.7	$11.0	$619.7	$100.4	$26.4
Specialized Products	241.7	.7	242.4	27.4	12.2
Furniture, Flooring & Textile Products	419.2	3.3	422.5	44.7	6.0
Intersegment eliminations and other [2]				(.6)	3.5
	$1,269.6	$15.0	$1,284.6	$171.9	$48.1
Three Months Ended June 30, 2020
Bedding Products	$410.6	$4.0	$414.6	$18.9	$26.3
Specialized Products [3]	140.8	.4	141.2	(19.7)	10.6
Furniture, Flooring & Textile Products	293.7	2.5	296.2	23.0	6.3
Intersegment eliminations and other [2]				.5	3.3
	$845.1	$6.9	$852.0	$22.7	$46.5

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Six Months Ended June 30, 2021
Bedding Products [5]	$1,144.5	$21.0	$1,165.5	$164.2	$52.5
Specialized Products	499.3	1.6	500.9	62.6	23.3
Furniture, Flooring & Textile Products	776.7	6.9	783.6	73.0	12.1
Intersegment eliminations and other [2]				(.2)	6.3
	$2,420.5	$29.5	$2,450.0	$299.6	$94.2
Six Months Ended June 30, 2020
Bedding Products	$901.2	$13.6	$914.8	$47.2	$53.1
Specialized Products [3]	375.3	1.2	376.5	8.0	21.8
Furniture, Flooring & Textile Products	614.1	7.7	621.8	49.1	12.8
Intersegment eliminations and other [2,4]				(3.0)	6.3
	$1,890.6	$22.5	$1,913.1	$101.3	$94.0
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
5 2021 EBIT: Includes $28.2 gain on the sale of real estate associated with our exited Fashion Bed business.

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

	June 30, 2021	December 31, 2020
Bedding Products	$757.1	$739.0
Specialized Products	308.1	299.5
Furniture, Flooring & Textile Products	359.9	348.6
Average current liabilities included in segment numbers above	778.5	665.0
Unallocated assets [1]	2,749.9	2,759.1
Difference between average assets and period-end balance sheet	196.6	(11.2)
Total assets	$5,150.1	$4,800.0

1 Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets.

5. IMPAIRMENT CHARGES
Impairment charges (pretax) are reported in “Impairments” in the Consolidated Condensed Statements of Operations. We did not have any impairment charges in the three and six months ended June 30, 2021. Impairment charges in the three and six months ended June 30, 2020 are shown below:

	Six Months Ended			Three Months Ended
	June 30, 2020			June 30, 2020
	Goodwill Impairments	Other Long-Lived Assets Impairments	Total Impairments	Goodwill Impairments	Other Long-Lived Assets Impairments	Total Impairments
Bedding Products	$—	$.3	$.3	$—	$.3	$.3
Specialized Products	25.4	—	25.4	25.4	—	25.4
Furniture, Flooring & Textile Products	—	.2	.2	—	.2	.2
Unallocated [1]	—	3.5	3.5	—	—	—
Total impairment charges	$25.4	$4.0	$29.4	$25.4	$.5	$25.9
1 We incurred a $3.5 charge in the six months ended June 30, 2020 to write off stock associated with a prior year divestiture that filed bankruptcy in 2020.

Goodwill Impairment Testing
We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur, or at least annually. We perform our annual goodwill impairment testing in the second quarter. The 2021 goodwill impairment testing indicated no impairments.
The annual review performed in the second quarter of 2020 resulted in a $25.4 non-cash goodwill impairment charge with respect to our Hydraulic Cylinders reporting unit (which is a part of the Specialized Products segment) and reflected the complete write-off of the goodwill associated with this reporting unit.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the tables below. If actual results differ materially from estimates used in these calculations, we could incur future impairment charges.

2021
Fair Value over Carrying Value divided by Carrying Value	June 30, 2021 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$66.6	7.8%	3.0%	10.0%
50% - 100% [2]	101.7	5.5	3.0	9.0
101% - 300%	1,094.4	3.1 - 3.3	3.0	8.0 - 8.5
Greater than 300%	196.7	2.9 - 10.4	3.0	9.0
	$1,459.4	2.9% - 10.4%	3.0%	8.0% - 10.0%

2020
Fair Value over Carrying Value divided by Carrying Value	December 31, 2020 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [2]	$97.2	2.1%	3.0%	9.0%
50% - 100% [3]	916.3	2.0 - 3.6	3.0	9.0 - 10.0
101% - 300%	247.7	1.6 - 1.7	3.0	8.5 - 9.5
Greater than 300%	127.6	6.7	3.0	9.0
	$1,388.8	1.6% - 6.7%	3.0%	8.5% - 10.0%
1     This category includes one reporting unit, Aerospace, which had fair value exceeding its carrying value by 28% at June 30, 2021 as compared to 51% in 2020. Goodwill associated with the Aerospace reporting unit was $66.6 at June 30, 2021 and $59.5 at December 31, 2020.
2     This category includes one reporting unit, Work Furniture, which had fair value exceeding its carrying value by 85% at June 30, 2021 as compared to 25% in 2020. Goodwill associated with the Work Furniture reporting unit was $101.7 at June 30, 2021 and $97.2 at December 31, 2020.
3     This category includes two reporting units consisting of Aerospace (discussed above) and Bedding, which had fair value exceeding its carrying value by 171% at June 30, 2021 as compared to 65% in 2020. Goodwill associated with the Bedding reporting unit was $915.3 at June 30, 2021 and $856.8 at December 31, 2020.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6. EARNINGS PER SHARE (EPS)

Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Net earnings (loss)
Net earnings (loss)	$199.8	$38.0	$112.3	$(6.1)
(Earnings) attributable to noncontrolling interest, net of tax	(.1)	—	(.1)	—
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$199.7	$38.0	$112.2	$(6.1)

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	136.1	135.5	136.3	135.7
Dilutive effect of stock-based compensation	.5	.2	.5	—
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	136.6	135.7	136.8	135.7

Basic and diluted EPS:
Basic EPS attributable to Leggett & Platt common shareholders	$1.47	$.28	$.83	$(.05)

Diluted EPS attributable to Leggett & Platt common shareholders	$1.46	$.28	$.82	$(.05)

Other information:
Anti-dilutive shares excluded from diluted EPS computation	.1	.3	.1	.4

Cash dividends declared per share	$.82	$.80	$.42	$.40

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Accounts and other receivables consisted of the following:

	June 30, 2021		December 31, 2020
	Current	Long-term	Current	Long-term
Trade accounts receivable [1]	$690.2	$—	$553.5	$—
Trade notes receivable	1.6	.3	.9	.3
Total trade receivables	691.8	.3	554.4	.3
Other notes receivable [1]	1.2	22.4	—	22.8
Taxes receivable, including income taxes	19.4	—	14.8	—
Other receivables	9.6	—	13.6	—
Subtotal other receivables	30.2	22.4	28.4	22.8
Total trade and other receivables	722.0	22.7	582.8	23.1
Allowance for doubtful accounts:
Trade accounts receivable [1]	(17.1)	—	(19.2)	—
Trade notes receivable	(.1)	(.1)	—	—
Total trade receivables	(17.2)	(.1)	(19.2)	—
Other notes receivable [1]	—	(22.4)	—	(22.8)
Total allowance for doubtful accounts	(17.2)	(22.5)	(19.2)	(22.8)
Total net receivables	$704.8	$.2	$563.6	$.3
1 The “Trade accounts receivable” and “Other notes receivable” line items above include $23.6 and $24.6 as of June 30, 2021 and December 31, 2020, respectively, from a customer in our Bedding Products segment who is experiencing financial difficulty and liquidity problems. This customer was placed on nonaccrual status in 2018 and was delinquent in their first quarter interest payment in 2020. As a result, we increased and fully reserved the balances for this customer in the first quarter of 2020. The reserve for this customer was $23.6 ($22.4 for the note and $1.2 for the trade receivable) at June 30, 2021, and $24.6 ($22.8 for the note and $1.8 for the trade receivable) at December 31, 2020.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2020	Add: Charges	Less: Net Charge-offs/ (Recoveries) and Other	Balance at June 30, 2021
Trade accounts receivable	$19.2	$(1.9)	$.2	$17.1
Trade notes receivable	—	.2	—	.2
Total trade receivables	19.2	(1.7)	.2	17.3
Other notes receivable	22.8	(.4)	—	22.4
Total allowance for doubtful accounts	$42.0	$(2.1)	$.2	$39.7

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. STOCK-BASED COMPENSATION
The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Stock-based retirement plans contributions	$2.4	$.3	$—	$.2
Discounts on various stock awards:
Deferred Stock Compensation Program	.8	—	.9	—
Stock-based retirement plans	.6	—	.4	—
Discount Stock Plan	.5	—	.5	—
Performance Stock Unit (PSU) awards: [1]
PSU - TSR based 1A	1.5	1.2	1.7	(1.8)
PSU - EBIT CAGR based 1B	3.2	4.5	(1.9)	(2.4)
Restricted Stock Unit (RSU) awards	6.4	—	5.4	—
Other, primarily non-employee directors restricted stock	.2	—	.7	.1
Total stock-related compensation expense (income)	15.6	$6.0	7.7	$(3.9)
Employee contributions for above stock plans	4.7		5.2
Total stock-based compensation	$20.3		$12.9

Tax benefits on stock-based compensation expense	$3.8		$1.8
Tax benefits on stock-based compensation payments	3.2		1.7
Total tax benefits associated with stock-based compensation	$7.0		$3.5

	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2020
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Stock-based retirement plans contributions	$1.0	$.2	$.3	$.1
Discounts on various stock awards:
Deferred Stock Compensation Program	.4	—	.4	—
Stock-based retirement plans	.3	—	.2	—
Discount Stock Plan	.3	—	.2	—
Performance Stock Unit (PSU) awards: [1]
PSU - TSR based 1A	.7	.9	.8	1.0
PSU - EBIT CAGR based 1B	1.5	2.3	.2	.4
Restricted Stock Unit (RSU) awards	1.1	—	.7	—
Other, primarily non-employee directors restricted stock	.2	—	.3	—
Total stock-related compensation expense	5.5	$3.4	3.1	$1.5
Employee contributions for above stock plans	2.4		2.3
Total stock-based compensation	$7.9		$5.4

Tax benefits on stock-based compensation expense	$1.3		$.7
Tax benefits on stock-based compensation payments	.6		(1.1)
Total tax benefits associated with stock-based compensation	$1.9		$(.4)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
In connection with the decision to move a significant portion of the long-term incentive opportunity from a two-year to a three-year performance period, in February 2018, we also granted participants a one-time transition PSU award, based upon EBIT CAGR over a two-year performance period.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Below is a summary of the number of shares and grant date fair value related to PSU for the periods presented:

	Six Months Ended June 30,
	2021	2020
TSR based
Total shares base award	.1	.1
Grant date per share fair value	$49.43	$38.23
Risk-free interest rate	.2%	1.4%
Vesting period in years	3.0	3.0
Expected volatility (over expected life)	44.3%	24.0%
Expected dividend yield (over expected life)	3.7%	3.6%

EBIT CAGR based
Total shares base award	.1	.1
Grant date per share fair value	$38.77	$40.52
Vesting period in years	3.0	3.0

Three-Year Performance Cycle for PSU - TSR Based
Award Year	Completion Date	TSR Performance Relative to the Peer Group (1%=Best)		Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2017	December 31, 2019	63	rd percentile	49.0%	.1 million	$1.6	First quarter 2020
2018	December 31, 2020	60	th percentile	56.0%	< .1 million	$2.0	First quarter 2021

Performance Cycle for EBIT CAGR Based
Award Year	Completion Date	Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2018	December 31, 2019	114.0%	.1 million	$4.1	First quarter 2020
2018	December 31, 2020	16.0%	< .1 million	$.4	First quarter 2021

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

Six Months Ended June 30,
2021
Accounts receivable	$18.5
Inventory	17.4
Property, plant and equipment	15.6
Goodwill	72.2
Other intangible assets:
Customer relationships (1 to 15-year life)	45.4
Technology (1 to 10-year life)	18.6
Trademarks and trade names (15-year life)	6.6
Noncompete agreements (1 to 5-year life)	2.7
Other current and long-term assets	5.2
Current liabilities	(33.1)
Deferred income taxes	(10.9)
Other long-term liabilities	(5.0)
Fair value of net identifiable assets	153.2
Less: Additional consideration payable	1.3
Net cash consideration	$151.9

The following table summarizes acquisitions for the periods presented.

Six Months Ended	Number of Acquisitions	Segment	Product/Service
June 30, 2021	3	Bedding Products Furniture, Flooring & Textile Products Specialized Products	Manufacturer of premium foam for the bedding and furniture industries;

Manufacturer of bent metal tubing for furniture used in office, residential, and other settings;

Manufacturer of high-pressure and high-temperature ducting, flexible joints and components

June 30, 2020	None

Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as liabilities at the acquisition date. We had no material consideration to be paid at a later date for acquisitions at June 30, 2021 or December 31, 2020.
We are finalizing all the information required to complete the purchase price allocations related to the recent acquisitions and do not anticipate any material modifications.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
2021
We acquired three businesses:
•June 4, 2021 - A premium foam and bedding manufacturer serving the UK and Irish marketplace with two manufacturing facilities in the Dublin area. This acquisition will become an integral part of our Bedding Products segment. The purchase price was $118.6 and added $60.6 of goodwill.
•May 31, 2021 - A Polish manufacturer of bent metal tubing for furniture used in office, residential, and other settings. This acquisition will become part of our Furniture, Flooring & Textile Products segment. The purchase price was $6.9 and added $4.5 of goodwill.
•January 30, 2021 - A UK manufacturer specializing in metallic ducting systems, flexible joints, and components for the space, military, and commercial applications. This acquisition expands the capabilities of our aerospace products business to include flexible joint fabrication and will operate within our Specialized Products segment. The purchase price was $27.7 and added $7.1 of goodwill.
2020
No businesses were acquired during the first six months of 2020.

10. INVENTORIES
As of January 1, 2021, we changed our method for valuing certain inventories (primarily domestic steel-related inventories, largely in the Bedding Products and Furniture, Flooring & Textile Products segments) to the FIFO cost method from the LIFO cost method. We believe that this change in accounting is preferable as it more closely resembles the physical flow of inventory, is a more consistent method to value inventory across our businesses, and results in improved comparability with industry peers. After this change, we no longer utilize the LIFO cost method; the majority of our inventories are now valued using the FIFO cost method, with the remainder valued using an average-cost method. Prior to this change, our LIFO inventories represented about one-third of our total inventories as of December 31, 2020.

The effects of this change have been retrospectively applied to all periods presented. This change resulted in an increase to retained earnings of $29.4 as of January 1, 2020 in accordance with ASC 250, Accounting Changes and Error Corrections.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
In addition, certain financial statement line items in our Consolidated Condensed Statement of Operations for the three and six months ended June 30, 2020, our Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2020, and our Consolidated Condensed Balance Sheet as of December 31, 2020, were adjusted as follows:

	As Originally Reported	Effect of Change	As Adjusted
Consolidated Condensed Statement of Operations for the three months ended June 30, 2020
Cost of goods sold	$698.8	$(.3)	$698.5
Other (income) expense, net	(15.9)	.4	(15.5)
Earnings before interest and income taxes	22.8	(.1)	22.7
Income taxes	8.5	(.1)	8.4

Consolidated Condensed Statement of Operations for the six months ended June 30, 2020
Cost of goods sold	$1,521.5	$1.8	$1,523.3
Other (income) expense, net	(11.5)	.4	$(11.1)
Earnings before interest and income taxes	103.5	(2.2)	101.3
Income taxes	23.5	(.6)	22.9
Net earnings	39.6	(1.6)	38.0

Net earnings per share attributable to Leggett & Platt, Inc. common shareholders:
Basic	$.29	$(.01)	$.28
Diluted	$.29	$(.01)	$.28

Consolidated Condensed Balance Sheet as of December 31, 2020
Total inventories, net	$645.5	$46.0	$691.5
Deferred income taxes	194.2	11.2	205.4
Retained earnings	2,762.4	34.8	2,797.2

Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2020
Net earnings	$39.6	$(1.6)	$38.0
Writedown of inventories	6.3	1.8	8.1
Deferred income tax (benefit) expense	(1.2)	(.6)	(1.8)
Other, net	8.1	.4	8.5

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table recaps the components of inventory for each period presented inclusive of the accounting method change discussed above:

	June 30, 2021	December 31, 2020
Finished goods	$375.1	$302.3
Work in process	66.6	47.1
Raw materials and supplies	451.3	342.1
Inventories	$893.0	$691.5

All inventories are stated at the lower of cost or net realizable value. We generally use standard costs which include materials, labor, and production overhead at normal production capacity.

Inventories are reviewed at least quarterly for slow-moving and potentially obsolete items using actual inventory turnover and, if necessary, are written down to estimated net realizable value. We have had no material changes in inventory writedowns or slow-moving and obsolete inventory reserves in any of the periods presented.

11. EMPLOYEE BENEFIT PLANS
Employer contributions for 2021 are expected to approximate $4.0.

The following table provides interim information as to our domestic and foreign defined benefit pension plans:

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Components of net pension expense
Service cost	$2.5	$2.1	$1.3	$1.0
Interest cost	3.0	3.7	1.5	1.8
Expected return on plan assets	(6.3)	(6.0)	(3.2)	(3.0)
Recognized net actuarial loss	2.6	2.1	1.3	1.1
Net pension expense	$1.8	$1.9	$.9	$.9

The components of net pension expense, other than the service cost component, are included in the line item “Other (income) expense, net” in the Consolidated Condensed Statements of Operations.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2021
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, April 1, 2021	$1,456.2	$2,829.9	$542.0	$(1,851.4)	$.5	$(64.8)
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	112.3	112.2	—	—	.1	—
Dividends declared (See Note 6)	(55.9)	(57.1)	1.2	—	—	—
Treasury stock purchased	(2.9)	—	—	(2.9)	—	—
Treasury stock issued	4.1	—	(.1)	4.2	—	—
Foreign currency translation adjustments	13.5	—	—	—	—	13.5
Cash flow hedges, net of tax	1.1	—	—	—	—	1.1
Defined benefit pension plans, net of tax	.9	—	—	—	—	.9
Stock-based compensation transactions, net of tax	5.2	—	5.2	—	—	—
Partial sale of business resulting in noncontrolling interest	1.5	—	.3	—	1.2	—
Ending balance, June 30, 2021	$1,536.0	$2,885.0	$548.6	$(1,850.1)	$1.8	$(49.3)

	Three Months Ended June 30, 2020
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, April 1, 2020	$1,266.4	$2,751.3	$535.5	$(1,873.5)	$.4	$(147.3)
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	(6.1)	(6.1)	—	—	—	—
Dividends declared (See Note 6)	(53.0)	(54.3)	1.3	—	—	—
Treasury stock purchased	(.2)	—	—	(.2)	—	—
Treasury stock issued	1.4	—	(.8)	2.2	—	—
Foreign currency translation adjustments	25.8	—	—	—	—	25.8
Cash flow hedges, net of tax	3.7	—	—	—	—	3.7
Defined benefit pension plans, net of tax	.6	—	—	—	—	.6
Stock-based compensation transactions, net of tax	3.8	—	3.8	—	—	—
Ending balance, June 30, 2020	$1,242.4	$2,690.9	$539.8	$(1,871.5)	$.4	$(117.2)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended June 30, 2021
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2021	$1,425.1	$2,797.2	$545.2	$(1,865.4)	$.5	$(52.4)
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	199.8	199.7	—	—	.1	—
Dividends declared (See Note 6)	(109.3)	(111.9)	2.6	—	—	—
Treasury stock purchased	(11.8)	—	—	(11.8)	—	—
Treasury stock issued	7.4	—	(19.7)	27.1	—	—
Foreign currency translation adjustments	(.8)	—	—	—	—	(.8)
Cash flow hedges, net of tax	2.2	—	—	—	—	2.2
Defined benefit pension plans, net of tax	1.7	—	—	—	—	1.7
Stock-based compensation transactions, net of tax	20.2	—	20.2	—	—	—
Partial sale of business resulting in noncontrolling interest	1.5	—	.3	—	1.2	—
Ending balance, June 30, 2021	$1,536.0	$2,885.0	$548.6	$(1,850.1)	$1.8	$(49.3)

	Six Months Ended June 30, 2020
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2020	$1,341.9	$2,763.9	$538.1	$(1,883.8)	$.5	$(76.8)
Effect of accounting change on prior years (Topic 326-See Note 7)	(2.5)	(2.5)	—	—	—	—
Adjusted beginning balance, January 1, 2020	1,339.4	2,761.4	538.1	(1,883.8)	.5	(76.8)
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	38.0	38.0	—	—	—	—
Dividends declared (See Note 6)	(105.8)	(108.5)	2.7	—	—	—
Treasury stock purchased	(8.6)	—	—	(8.6)	—	—
Treasury stock issued	3.9	—	(17.0)	20.9	—	—
Foreign currency translation adjustments	(39.7)	—	—	—	(.1)	(39.6)
Cash flow hedges, net of tax	(2.6)	—	—	—	—	(2.6)
Defined benefit pension plans, net of tax	1.8	—	—	—	—	1.8
Stock-based compensation transactions, net of tax	16.0	—	16.0	—	—	—
Ending balance, June 30, 2020	$1,242.4	$2,690.9	$539.8	$(1,871.5)	$.4	$(117.2)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended June 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2021	$(7.9)	$2.5	$(59.4)	$(64.8)
Other comprehensive income (loss)	13.5	1.5	(.1)	14.9
Reclassifications, pretax [1]	—	(.2)	1.3	1.1
Income tax effect	—	(.2)	(.3)	(.5)
Balance, June 30, 2021	$5.6	$3.6	$(58.5)	$(49.3)

Balance, April 1, 2020	$(86.9)	$(10.4)	$(50.0)	$(147.3)
Other comprehensive income (loss)	25.8	4.0	(.4)	29.4
Reclassifications, pretax [2]	—	.6	1.1	1.7
Income tax effect	—	(.9)	(.1)	(1.0)
Balance, June 30, 2020	$(61.1)	$(6.7)	$(49.4)	$(117.2)

[1] 2021 pretax reclassifications are comprised of:
Net trade sales	$—	$(1.6)	$—	$(1.6)
Cost of goods sold; selling and administrative expenses	—	.2	—	.2
Interest expense	—	1.2	—	1.2
Other income (expense), net	—	—	1.3	1.3
Total reclassifications, pretax	$—	$(.2)	$1.3	$1.1

[2] 2020 pretax reclassifications are comprised of:
Net trade sales	$—	$(.3)	$—	$(.3)
Cost of goods sold; selling and administrative expenses	—	(.2)	—	(.2)
Interest expense	—	1.1	—	1.1
Other income (expense), net	—	—	1.1	1.1
Total reclassifications, pretax	$—	$.6	$1.1	$1.7

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended June 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$6.4	$1.4	$(60.2)	$(52.4)
Other comprehensive income (loss)	(.8)	3.5	(.3)	2.4
Reclassifications, pretax [1]	—	(.7)	2.6	1.9
Income tax effect	—	(.6)	(.6)	(1.2)
Balance, June 30, 2021	$5.6	$3.6	$(58.5)	$(49.3)

Balance, January 1, 2020	$(21.5)	$(4.1)	$(51.2)	$(76.8)
Other comprehensive income (loss)	(39.7)	(3.6)	.2	(43.1)
Reclassifications, pretax [2]	—	.9	2.1	3.0
Income tax effect	—	.1	(.5)	(.4)
Attributable to noncontrolling interest	.1	—	—	.1
Balance, June 30, 2020	$(61.1)	$(6.7)	$(49.4)	$(117.2)

[1] 2021 pretax reclassifications are comprised of:
Net sales	$—	$(3.4)	$—	$(3.4)
Cost of goods sold; selling and administrative expenses	—	.4	—	.4
Interest expense	—	2.3	—	2.3
Other income (expense), net	—	—	2.6	2.6
Total reclassifications, pretax	$—	$(.7)	$2.6	$1.9

[2] 2020 pretax reclassifications are comprised of:
Net sales	$—	$(.8)	$—	$(.8)
Cost of goods sold; selling and administrative expenses	—	(.5)	—	(.5)
Interest expense	—	2.2	—	2.2
Other income (expense), net	—	—	2.1	2.1
Total reclassifications, pretax	$—	$.9	$2.1	$3.0

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
•Level 2: Inputs, other than quoted prices included in Level 1, that are observable for the asset or liability either directly or indirectly. Short-term investments in this category are valued using discounted cash flow techniques with all significant inputs derived from or supported by observable market data. Derivative assets and liabilities in this category are valued using models that consider various assumptions and information from market-corroborated sources. The models used are primarily industry-standard models that consider items such as quoted prices, market interest rate curves applicable to the instruments being valued as of the end of each period, discounted cash flows, volatility factors, current market, and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.
•Level 3: Unobservable inputs that are not corroborated by market data.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$89.8	$—	$89.8
Derivative assets [1] (Note 14)	—	7.1	—	7.1
Diversified investments associated with the ESUP [1]	48.6	—	—	48.6
Total assets	$48.6	$96.9	$—	$145.5
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$.7	$—	$.7
Liabilities associated with the ESUP [1]	47.7	—	—	47.7
Total liabilities	$47.7	$.7	$—	$48.4

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$156.5	$—	$156.5
Derivative assets [1] (Note 14)	—	7.9	—	7.9
Diversified investments associated with the ESUP [1]	45.9	—	—	45.9
Total assets	$45.9	$164.4	$—	$210.3
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$2.5	$—	$2.5
Liabilities associated with the ESUP [1]	45.4	—	—	45.4
Total liabilities	$45.4	$2.5	$—	$47.9
1 Includes both current and long-term amounts.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 1) was approximately $155.0 greater than carrying value of $1,588.6 at June 30, 2021 and was approximately $170.0 greater than carrying value of $1,587.6 at December 31, 2020.
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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of June 30, 2021
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, Swiss, and UK subsidiaries	Dec 2022	$161.2	$4.0	$.2	$.2
Future DKK sales of Polish subsidiary	Dec 2022	17.5	—	.1	—
Future EUR sales of Chinese, Swiss, and UK subsidiaries	Dec 2022	56.7	1.4	—	—
Future MXN purchases of a USD subsidiary	Sep 2022	9.4	.6	—	—
Total cash flow hedges			6.0	.3	.2
Fair value hedges:
Intercompany and third-party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, USD, and ZAR) in various countries (CAD, CNY, EUR, PLN, and USD)	Oct 2021	137.8	.5	.2	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Mar 2022	14.2	.4	—	—
USD receivable on a CAD subsidiary	Jul 2021	18.0	.1	—	—
GBP sales and receivables on a EUR subsidiary	Dec 2021	22.1	.1	—	—
Total derivatives not designated as hedging instruments			.6	—	—
Total derivatives			$7.1	$.5	$.2

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2020
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, Swiss and UK subsidiaries	Jun 2022	$149.3	$6.3	$.1	$1.2	$.1
Future MXN purchases of a USD subsidiary	Jun 2022	9.3	.7	.1	—	—
Future DKK sales of a Polish subsidiary	Jun 2022	18.5	—	—	.5	.1
Future EUR sales of Chinese and UK subsidiaries	Jun 2022	46.7	—	—	.2	.1
Total cash flow hedges			7.0	.2	1.9	.3
Fair value hedges:
Intercompany and third-party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, USD and ZAR) in various countries (CAD, CNY, GBP, PLN and USD)	Jun 2021	49.5	.3	—	.1	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Dec 2021	14.4	.4	—	—	—
Hedge of USD receivable on a CAD subsidiary	Jan 2021	18.5	—	—	.2	—
Total derivatives not designated as hedging instruments			.4	—	.2	—
Total derivatives			$7.7	$.2	$2.2	$.3

The following table sets forth the pretax (gains) losses for our hedging activities for the periods presented. This schedule includes reclassifications (including impact of underlying transactions probable of not occurring) from accumulated other comprehensive income (see Note 12) as well as derivative settlements recorded directly to income or expense.

	Caption in Consolidated Condensed Statements of Operations	Amount of (Gain) Loss Recorded in Income Six Months Ended June 30,		Amount of (Gain) Loss Recorded in Income Three Months Ended June 30,
		2021	2020	2021	2020
Derivatives designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$2.3	$2.2	$1.2	$1.1
Currency cash flow hedges	Net trade sales	(4.9)	1.2	(2.7)	.6
Currency cash flow hedges	Cost of goods sold	.3	(.3)	.1	—
Total cash flow hedges		(2.3)	3.1	(1.4)	1.7
Fair value hedges	Other (income) expense, net	(4.0)	2.5	(3.5)	(2.5)
Derivatives not designated as hedging instruments	Other (income) expense, net	(.2)	(.2)	(.5)	1.1
Total derivative instruments		$(6.5)	$5.4	$(5.4)	$.3

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
15. OTHER (INCOME) EXPENSE

The components of other (income) expense were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Restructuring charges	(.3)	2.5	(.4)	1.9
Currency loss (income)	1.4	(1.6)	1.3	.7
Gain from diversified investments associated with Executive Stock Unit Program (See Note 8)	(4.3)	1.2	(2.6)	(5.5)
COVID-19 government subsidies [1]	(1.5)	(11.4)	(1.2)	(10.4)
Other expense (income)	(2.2)	(1.8)	(1.7)	(2.2)
	$(6.9)	$(11.1)	$(4.6)	$(15.5)
1 This represents government subsidies in our international locations, which do not contain material restrictions on our operations, sources of funding or otherwise. Also, in 2020, we deferred our payment of employer's U.S. Social Security match into 2021 and 2022 as provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Through December 31, 2020, we deferred $19.0. Half of the amount is due on December 31, 2021 and half on December 31, 2022.
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
We deny all allegations in the below Brazilian tax actions. We believe that we have valid bases to contest such actions and are vigorously defending ourselves. However, these contingencies are subject to uncertainties, and based on current known facts, we believe that it is reasonably possible (but not probable) that we may incur losses of approximately $11.0 including interest and attorney fees with respect to these assessments, except for the March 27, 2014 assessment of the $.6 from the State of São Paulo, Brazil (SSP), which has been fully accrued and is discussed below. Therefore, because it is not probable we will incur a loss, no accrual has been recorded for Brazilian value-added tax (VAT) matters (except for the aforementioned March 27, 2014 SSP assessment). As of the date of this filing, we have $8.4 on deposit with the Brazilian government to partially mitigate interest and penalties that may accrue while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.
Brazilian Federal Cases. On December 22 and December 29, 2011, and December 17, 2012, the Brazilian Finance Ministry, Federal Revenue Office (Finance Ministry) issued notices of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (L&P Brazil) in the amount of $1.6 ($2.4 with updated interest), $.1, and $2.8 ($3.3 with updated interest), respectively. The Finance Ministry claimed that for November 2006 and continuing through 2011, L&P Brazil used an incorrect tariff code for the collection and payment of VAT primarily on the sale of mattress innerspring units in Brazil (VAT Rate Dispute). L&P Brazil denied the violations. On December 4, 2015 and October 18, 2018, we filed actions related to the $3.3 assessment and $2.4 assessment, respectively, in Sorocaba Federal Court. On August 17, 2020, the Sorocaba Federal Court ruled in our favor and annulled the $3.3 assessment. On October 9, 2020, the Federal Treasury filed an appeal which is pending. The $.1 assessment remains pending at the second administrative level. The action seeking to annul the $2.4 assessment also remains pending.
In addition, L&P Brazil received assessments on December 22, 2011; June 26, July 2, and November 5, 2012; September 13, 2013; and September 4, 2014 from the Finance Ministry where it challenged L&P Brazil’s use of tax credits in years 2005 through 2012. Such credits are generated based upon the VAT rate used by L&P Brazil on the sale of mattress innersprings.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
L&P Brazil filed its defenses denying the assessments. L&P Brazil received aggregate assessments totaling $2.0 updated with interest on these denials of tax credit matters. L&P Brazil filed an appeal on April 16, 2021 after the first level administrative decision denied its defenses to the remaining assessments pending at the first level. The actions are now pending.
On February 1, 2013, the Finance Ministry filed a Tax Collection action against L&P Brazil in the Camanducaia Judicial District Court, and also, on June 26, 2014, issued a notice of violation, alleging, in the aggregate, the untimely payment of $.6 of social security and social assistance payments from September to October 2010, 2011, and 2012. L&P Brazil argued the payments were not required because of the application of tax credits generated by L&P Brazil's use of a correct VAT rate on the sale of mattress innersprings. On April 16, 2021, L&P Brazil filed an appeal in the June 26, 2014 action, after the first level administrative decision denied its defenses to the assessments. These cases remain pending.
We have also received a small number of other assessments from the Finance Ministry on the same or related subject matter that are immaterial individually and in the aggregate.
State of São Paulo, Brazil Cases. SSP, on October 4, 2012, issued a Tax Assessment against L&P Brazil in the amount of $.9 for the tax years 2009 through 2011 regarding the same VAT Rate Dispute but as applicable to the sale of mattress innerspring units in the SSP (SSP VAT Rate Dispute). On June 21, 2013, the SSP converted the Tax Assessment to a tax collection action against L&P Brazil in the amount of $1.2 ($1.6 with updated interest) in Sorocaba Judicial District Court. L&P Brazil denied all allegations. This case remains pending.
L&P Brazil also received a Notice of Tax Assessment from the SSP dated March 27, 2014 in the amount of $.6 for the tax period January 2011 through August 2012 regarding the SSP VAT Rate Dispute. L&P Brazil filed its response denying the allegations, but the tax assessment was maintained at the administrative level. On June 9, 2016, L&P Brazil filed an action in Sorocaba State Court to annul the entire assessment. The Court ruled against L&P Brazil and the Court of Appeals upheld the unfavorable ruling. The High Court denied our appeal and L&P Brazil filed an interlocutory appeal. On November 5, 2019, SSP announced an amnesty program that provides discounts on penalties and interest on SSP assessments. We decided to move forward with the amnesty program as it relates to the $.6 assessment. We expect to pay $.5 to resolve this matter using a portion of our $.7 cash deposit. On October 6, 2020, the Court began the process of releasing part of L&P Brazil's cash deposit to pay the $.5. We expect the return of approximately $.2 consisting of cash deposit and accrued interest in 2022.
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
Although we deny liability in all threatened or pending litigation proceedings in which we are or may be a party, and believe that we have valid bases to contest all claims threatened or made against us, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in the aggregate, of $1.1 and $.5 at June 30, 2021 and December 31, 2020, respectively. There were no material adjustments to the accrual, including cash payments and expense, for the six and three month periods ending June 30, 2021 and June 30, 2020. The accrual does not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows.

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of June 30, 2021, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of the accruals noted above are estimated to be $11.5, including $11.0 for Brazilian VAT matters disclosed above and $.5 for other matters. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change, we could realize losses in excess of

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
the recorded accruals (and in excess of the $11.5 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.

17. RISKS AND UNCERTAINTIES
Because of the COVID-19 pandemic, various governments in Asia, Europe, North America, and elsewhere instituted, and some have reinstituted, quarantines, shelter-in-place, or stay-at-home orders, or restrictions on public gatherings as well as limitations on social interactions, which have had, and could further have, an adverse effect on the demand for our products.
We have manufacturing facilities in 18 countries. All of these countries have been, and are continuing to be affected by the COVID-19 pandemic. All of our facilities are open and running at this time. From time to time, we have some capacity restrictions on our plants due to governmental orders in various parts of the world. We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition, or re-imposition, of restrictive measures concerning shelter-in-place or stay-at-home orders, public gatherings and human interactions, mandatory closures of retail establishments that sell our products or our customers’ products, travel restrictions, and restrictions on the import or export of products.
Depending on the length and severity of the COVID-19 pandemic, new variants that arise, the degree to which vaccines are administered, and the effectiveness of the vaccines against new variants, our ability to keep our manufacturing operations fully operational, build and maintain appropriate labor levels, obtain necessary raw materials and parts, and ship finished products to customers, may be partially or completely disrupted, either on a temporary or prolonged basis. The continued realization of these risks to our manufacturing operations, labor force, and supply chain could also increase labor, commodity, and energy costs.
In early 2020, the U.S. and other governments ordered that certain nonwoven fabrics used to produce ComfortCore® innersprings be prioritized to produce medical supplies. This resulted in shortages of the fabrics for non-medical applications beginning in second quarter 2020. These shortages and strong bedding demand caused us to temporarily be unable to supply full industry demand for ComfortCore® and resulted in higher costs for nonwoven fabrics. Beginning in late 2020, nonwoven fabrics supply constraints began to alleviate. As demand improved in mid-2020, we also experienced some temporary labor shortages. In the first half of 2021, our supply of nonwoven fabrics, additional staffing, and additional machine capacity has allowed us to increase production and build inventory of ComfortCore® to fulfill expected customer requirements. If we cannot produce an adequate amount of ComfortCore® to meet demand, our results of operations may be negatively impacted.
Supply chain disruptions have continued into 2021, most notably in chemicals, semiconductors, labor, and transportation, constraining volume growth. While we are seeing incremental improvements in many of these areas, they continue to create volatility in both supply and costs.
We experienced chemical shortages that began in 2020, which are ongoing and may persist for the remainder of 2021. These shortages have resulted in constraints of overall mattress production in the industry, negatively impacting component demand and our finished goods production, and higher pricing for chemicals. In 2020, chemicals deflated in the first half of the year followed by inflation in the second half of the year as a result of supply shortages. In the first half of 2021, chemicals inflated further due to robust demand and shortages from severe weather early in the year, supplier production disruptions, and logistics challenges. The supply shortages resulted in significant restrictions by producers. If we are unable to obtain the chemicals or pass the cost along to our customers, or customers reduce their production as a result of the chemical shortages, our results of operations may be negatively impacted.
Currently there is a shortage of microchips in the automotive industry. Our Automotive Group uses the microchips in seat comfort products, and to a lesser extent in motors and actuators. Although, to date, our Automotive Group has been able to obtain an adequate supply of microchips, we are dependent on our suppliers to deliver these microchips in accordance with our production schedule, and a shortage of the microchips can disrupt our operations and our ability to deliver products to our customers. Also, because of the industry shortage, automotive OEMs and other suppliers have not been able to secure an adequate supply of microchips, and as a result have reduced their production of automobiles or parts, which in turn has reduced, and may continue to reduce, our sale of products. We anticipate these shortages to lessen, but continue throughout 2021 and at least through the first half of 2022. If we cannot secure an adequate supply of microchips in our supply chain, and the microchips cannot be sourced from a different supplier, or the automotive OEMs and other suppliers continue to reduce their production as a result of such shortage, this may negatively impact our sales, earnings, and financial condition.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Because of shortages in the labor markets, several industries in which we operate have experienced challenges in hiring and maintaining adequate workforce levels, as well as increased labor costs. If this continues, our results of operations may be negatively impacted.
Some facilities have experienced problems delivering products to customers and disruptions in logistics necessary to import, export, or transfer products, which has generally resulted in increased freight costs that are typically passed through to our customers. Our supply chains have also been hampered by congested ports.

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
Our Segments
Our operations are comprised of 135 production facilities located in 18 countries around the world. Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. Our segments are described below.
Bedding Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private-label finished mattresses for bedding brands and adjustable bed bases. This segment is also vertically integrated into the production and supply of specialty foam chemicals, steel rod, and drawn steel wire to our own operations and to external customers. Our trade customers for wire make mechanical springs and many other end products. This segment generated 47% of our trade sales during the first six months of 2021.
Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries. This segment contributed 21% of our trade sales in the first six months of 2021.
Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private-label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components. This segment contributed 32% of our trade sales in the first six months of 2021.
COVID-19 Impacts on our Business
The impact of the COVID-19 pandemic began in January 2020, directly affecting our operations in China, as well as the global supply chain. The crisis accelerated, impacting virtually all geographies by mid-March of 2020. The pandemic had, and could further have, depending on the length and severity of the pandemic, new variants that arise, the degree to which vaccines are administered, and the effectiveness of vaccines against new variants, an adverse impact, in varying degrees, to among other things (i) the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries; (ii) our manufacturing operations' ability to remain fully operational, obtain necessary raw materials and parts, maintain appropriate labor levels, and ship finished products to customers; (iii) operating costs related to pay and benefits for terminated employees; (iv) the collection of trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency; (v) impairment of goodwill and long-lived assets; and (vi) our ability to borrow under our credit facility in compliance with restrictive covenants; all of which, in the aggregate, had, and could further have, a material negative impact on our trade sales, earnings, cash flow, and financial condition.

In response to the COVID-19 pandemic, in 2020, we took action to:
•Implement comprehensive safety protocols
•Monitor and manage supply chain risks
•Align our variable cost structure to demand levels
•Significantly reduce fixed costs and cut capital expenditures
•Prioritize accounts receivable collections and manage inventory levels
•Amend the financial covenant in our revolving credit facility to provide additional liquidity

These efforts helped to strengthen cash flow and protect our balance sheet. Consumers quickly moved from travel and entertainment spending to purchasing home-related products and autos. This benefited our Bedding, Home Furniture, Flooring & Textiles, and Automotive businesses. We also saw modest recovery in businesses that are in industries most negatively impacted by the COVID-19 pandemic. We believe that our financial resources and liquidity levels, along with various contingency plans to reduce costs, are sufficient to manage the impact currently anticipated from the COVID-19 pandemic.

The fixed cost actions we took in 2020 reduced our first quarter 2021 costs by approximately $20 million and we maintained approximately $20 million of fixed cost reductions in the second quarter 2021. As we move through the remainder of 2021, we expect to focus on controlling our costs by keeping our variable cost structure aligned with demand levels and only adding fixed costs as necessary to support higher volume and future growth opportunities.

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
Trade sales in the second quarter of 2021 were up 50% versus the second quarter of 2020, reflecting recovery in most of our businesses from the significant impacts related to the COVID-19 pandemic.

Impact on our Manufacturing Operations. We have manufacturing facilities in 18 countries. All of these countries have been affected by the COVID-19 pandemic. Our facilities are open but we have, from time to time, some capacity restrictions on our plants due to governmental orders in various parts of the world. We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition, or re-imposition, of restrictive social measures, mandatory closures of retail establishments that sell our products or our customers’ products, travel restrictions, and restrictions on the import or export of products.
In early 2020, the U.S. and other governments ordered that certain nonwoven fabrics used to produce ComfortCore® innersprings be prioritized to produce medical supplies. This resulted in shortages of the fabrics for non-medical applications beginning in second quarter 2020. These shortages and strong bedding demand caused us to temporarily be unable to supply full industry demand for ComfortCore® and resulted in higher costs for nonwoven fabrics. Beginning in late 2020, nonwoven fabrics supply constraints began to alleviate. As demand improved in mid-2020, we also experienced some temporary labor shortages. In the first half of 2021, our supply of nonwoven fabrics, additional staffing, and additional machine capacity allowed us to increase production and build inventory of ComfortCore® to fulfill expected customer requirements.
Our inability to keep our manufacturing operations fully operational, build and maintain appropriate labor levels, obtain necessary raw materials and parts, and ship finished products to customers may increase labor and commodity costs and otherwise negatively impact our results of operations.
The Company has implemented comprehensive safety protocols focused on protecting our employees and ensuring a safe work environment. Where possible, our employees are working remotely. However, most of our production employees have returned to work. When employees test positive for COVID-19, we follow adopted protocols which include enhanced disinfecting that targets areas that have likely exposure to COVID-19. The employee is required to observe a quarantine period, monitor symptoms, and follow medical guidance prior to returning to work. Contact tracing is performed to identify any other employees who had direct contact with the employee who tested positive for COVID-19. If any direct contacts are identified, those employees must also self-isolate (except if fully vaccinated within the prior nine months or have recovered from COVID-19 within the last 90 days, unless the employee is experiencing symptoms or local law requires self-isolation), monitor symptoms, and follow medical guidance prior to returning to work. A significant increase in COVID-19 cases among our employees may disrupt our ability to maintain necessary labor levels and produce and deliver products to our customers if we are unable to shift production to other manufacturing facilities.

Severance Costs Related to Workforce Reductions. To align our variable cost structure to reduced demand for our products in certain business units, we decreased the size of our workforce in 2020. We incurred severance costs of $7 million in 2020 ($2 million in the second quarter of 2020) and we do not expect any additional material charges. We did not incur significant severance costs in the first or second quarters of 2021. However, if circumstances change because of lack of demand, additional governmental restrictions related to our facilities, or otherwise, we may incur future material separation costs.

Collection of Trade and Notes Receivables. Some of our customers and other third parties have been adversely affected by the social and governmental restrictions and limitations related to the COVID-19 pandemic. If these parties suffer significant financial difficulty, they may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these parties. If we are unable to collect trade receivables and other notes receivables on a timely basis, larger provisions for bad debt may be required. We are closely monitoring accounts receivable and collections. However, at June 30, 2021, the level of our accounts receivable in current status was at or above pre-COVID-19 levels. We reduced our allowance for doubtful accounts by $2 million during the six months ended June 30, 2021 reflecting continued positive trends in customer payment experience and a lower qualitative risk for improved macroeconomic conditions.

Impairment of Goodwill and Long-Lived Assets. A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At June 30, 2021, goodwill and other intangible assets represented $2.2 billion, or 43% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 21% of total assets.
Our annual goodwill impairment testing performed in the second quarter of 2021 indicated no goodwill impairments. However, fair value exceeded carrying value by less than 100% for two reporting units as summarized in the table below:

	Fair value in excess of carrying value		Goodwill
	As of June 30, 2021	As of June 30, 2020	As of June 30, 2021
Aerospace	28%	51%	$67	million
Work Furniture	85%	25%	$102	million
Although both reporting units’ sales are below pre-pandemic levels, our sales for these units have improved sequentially since the fourth quarter 2020. The decrease in fair value for Aerospace, as compared to last year, is reflective of industry trends. Demand for fabricated duct assemblies is near second quarter 2019 levels, but demand for welded and seamless tube products is still well below pre-pandemic levels. With the lingering impact from pandemic-related disruption in air travel and resulting buildup of aircraft and supply chain inventories, the industry is not anticipated to return to 2019 demand levels until 2024. While there is also a lag in recovery in the Work Furniture reporting unit, we continue to see strong demand for products sold for residential use and are beginning to see improved demand in the contract market. We are continuing to monitor all factors impacting these industries. If the adverse economic impact from the COVID-19 pandemic is longer than expected, we may not be able to achieve projected performance levels. If actual results of any of our reporting units materially differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur future impairment charges. These non-cash charges could have a material negative impact on our earnings.
The annual review performed in the second quarter of 2020 resulted in a $25 million non-cash goodwill impairment charge with respect to our Hydraulic Cylinders reporting unit (which is a part of the Specialized Products segment) and reflected the complete write-off of the goodwill associated with this reporting unit.

Our Ability to Borrow under our Credit Facility. Our multi-currency credit facility matures in January 2024 and provides us the ability, from time to time subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.2 billion. Our leverage ratio covenant requires us to maintain a ratio of consolidated funded indebtedness (minus unrestricted cash) to trailing 12-month consolidated EBITDA (each as defined in the credit facility) of 4.25 to 1.00 at June 30, 2021; 3.75 to 1.00 at September 30, 2021; and 3.25 to 1.00 at December 31, 2021 and thereafter. In addition, the amount of total secured debt may not exceed 5% of our total consolidated assets until December 31, 2021, at which time it will revert to 15%. Our credit facility also contains an anti-cash hoarding provision that limits borrowing if the Company has a consolidated cash balance (as defined in the credit facility) in excess of $300 million without planned expenditures. At June 30, 2021, the Company was in compliance with all of its debt covenants and expects to be able to maintain compliance with the debt covenant requirements.
Our credit facility serves as back-up for our commercial paper program. At June 30, 2021, we had $150 million of commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month consolidated EBITDA, unrestricted cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month consolidated EBITDA, unrestricted cash, and debt levels at June 30, 2021, our borrowing capacity under the credit facility was $1.05 billion at June 30, 2021. However, this may not be indicative of the actual borrowing capacity going forward, which may be materially different depending on our consolidated EBITDA, unrestricted cash, debt levels, and leverage ratio requirements at that time. Also, our access to the commercial paper market may be restricted depending on the impact of the COVID-19 pandemic to the short-term debt markets.

Relief under the CARES Act and Foreign Governmental Subsidies. We deferred $19 million of our 2020 payment of employer's Social Security match into 2021 and 2022 as provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Half of the amount is due on December 31, 2021 and half on December 31, 2022. Although we did not receive a significant amount of government subsidies in our international locations for the six months ended June 30, 2021, we received $11 million for the six months ended June 30, 2020 and $21 million for the full year 2020. These deferrals and subsidies are not expected to have a material impact on our short- or long-term financial condition, results of operations, liquidity, or capital resources and do not contain material restrictions on our operations, sources of funding or otherwise.
Customers
We serve a broad suite of customers, with our largest customer representing approximately 6% of our trade sales in 2020. Many are companies whose names are widely recognized. They include bedding brands and manufacturers, residential and office furniture producers, automotive OEM and Tier 1 manufacturers, and a variety of other companies.
Raw Material and Labor Costs
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
Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Over the past few years, we have seen varying degrees of inflation and deflation in U.S. steel pricing. In 2020, steel costs deflated modestly through the majority of the year followed by significant inflation late in the year. Steel costs inflated further in the first half of 2021.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). In the first half of 2021, steel rod price increases outpaced steel scrap price increases resulting in significantly expanded metal margins within the steel industry. If these expanded metal margins are sustained, our steel rod mill should continue to experience enhanced profitability.
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. In 2020, chemicals deflated in the first half of the year followed by inflation in the second half of the year as a result of supply shortages. In the first half of 2021, chemicals inflated further due to robust demand and shortages from severe weather early in the year, supplier production disruptions, and logistics challenges. The supply shortages resulted in significant restrictions by producers. Supply availability has improved but chemical allocations could persist throughout the remainder of the year.
Currently there is a shortage of microchips in the automotive industry. Our Automotive Group uses the microchips in seat comfort products, and to a lesser extent in motors and actuators. Although, to date, our Automotive Group has been able to obtain an adequate supply of microchips, we are dependent on our suppliers to deliver these microchips in accordance with our production schedule, and a shortage of the microchips can disrupt our operations and our ability to deliver products to our customers. Also, because of the industry shortage, automotive OEMs and other suppliers have not been able to secure an adequate supply of microchips, and as a result have reduced their production of automobiles or parts, which in turn has reduced, and may continue to reduce, our sale of products. We anticipate these shortages to lessen, but continue throughout 2021 and at least through the first half of 2022. If we cannot secure an adequate supply of microchips in our supply chain, and the microchips cannot be sourced from a different supplier, or the automotive OEMs and other suppliers continue to reduce their production as a result of such shortage, this may negatively impact our sales, earnings, and financial condition.
Because of shortages in the labor markets, several industries in which we operate have experienced challenges in hiring and maintaining adequate workforce levels, as well as increased labor costs. If this continues, our results of operations may be negatively impacted.

Some facilities have experienced problems delivering products to customers and disruptions in logistics necessary to import, export, or transfer products, which has generally resulted in increased freight costs that are typically passed through to our customers. Our supply chains have also been hampered by congested ports.
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
We continue to face pressure from foreign competitors, as some of our customers source a portion of their components and finished products offshore. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. We typically remain price competitive in most of our business units, even versus many foreign manufacturers, as a result of our highly efficient operations, automation, vertical integration in steel and wire, logistics and distribution efficiencies, and large-scale purchasing of raw materials and commodities. However, we have also reacted to foreign competition in certain cases by selectively adjusting prices, developing new proprietary products that help our customers reduce total costs, and shifting production offshore to take advantage of lower input costs.
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
In September 2018, the Company, along with other domestic mattress producers, filed petitions with the DOC and the ITC alleging that manufacturers of mattresses in China were unfairly selling their products in the United States at less than fair value (dumping) and seeking the imposition of duties on mattresses imported from China. In October 2019, the DOC made a final determination assigning duty rates from 57% to 1,732%. In November 2019, the ITC made a unanimous final determination that domestic mattress producers were materially injured by reason of the unfairly priced imported mattresses. An antidumping order on imports of Chinese mattresses will remain in effect through December 2024, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the order for an additional five years.
In March 2020, the Company, along with other domestic mattress producers and two labor unions representing workers at other mattress producers, filed antidumping petitions with the DOC and the ITC alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and a countervailing duty petition alleging manufacturers of mattresses in China were benefiting from subsidies. In March 2021, the DOC made final determinations, assigning China a countervailing duty rate of 97.78% and antidumping duty rates on the other seven countries from 2.22% – 763.28%. In April 2021, the ITC made a unanimous affirmative final determination that domestic mattress producers were materially injured by reason of the unfairly priced or subsidized imported mattresses. Final antidumping and countervailing duty orders will remain in effect for five years, through May 2026, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the order for an additional five years. Appeals have been filed with the U.S. Court of International Trade as to the DOC's final determinations of margins for Cambodia, Indonesia, Thailand, and Vietnam and the ITC's final determination of injury. See Item 1 Legal Proceedings on page 50 for more information.
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
Recent Acquisitions

On June 4, 2021, we acquired Kayfoam for a cash purchase price of $119 million. Kayfoam is a premium foam and bedding manufacturer serving the United Kingdom and Irish markets with two manufacturing facilities in the Dublin area and annual sales of approximately $80 million. Its results will be reported in the Bedding Products segment.

On May 31, 2021, we purchased a Polish manufacturer of bent metal tubing for furniture used in office, residential, and other settings for a cash purchase price of $7 million. This acquisition will operate within our Furniture, Flooring & Textile Products segment.

On January 30, 2021, we purchased a United Kingdom manufacturer specializing in metallic ducting systems, flexible joints, and components for the space, military, and commercial applications for a cash purchase price of $28 million. This acquisition expands the capabilities of our aerospace products business to include flexible joint fabrication and will operate within our Specialized Products segment.

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

For information on the financing of the ECS acquisition, please see "Commercial Paper Program and Term Loan Financing" on page 44.
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
Sale of Real Estate
On May 10, 2021, we sold certain real estate associated with our exited Fashion Bed business in the Bedding Products segment and realized a gain of approximately $28 million on the transaction in the second quarter of 2021.
Change in Method for Valuing Inventories from Last-In, First-Out (LIFO) Cost Method
As of January 1, 2021, we changed our method for valuing certain inventories (primarily domestic steel-related inventories) to the First-in, First-out (FIFO) cost method from the LIFO cost method. The effects of this change have been retrospectively applied to all periods presented. With the change from LIFO to FIFO, we expect to make tax payments of $21 million, in the aggregate, during the years 2021- 2023 based on current tax rates. The cash outlay during 2021 will approximate $11 million. See Note 10 to the Consolidated Condensed Financial Statements on page 17 for additional information.

RESULTS OF OPERATIONS
Discussion of Consolidated Results
Second Quarter:
Trade Sales were $1,270 million in the current quarter, a 50% increase versus the second quarter 2020. Organic sales increased 50%, with volume up 31% from strong recovery in most of our businesses and increased demand versus the second quarter 2020, which was significantly impacted by the COVID-19 pandemic. Raw material-related selling price increases of 16% and currency benefit of 3% added to sales growth. Acquisitions and divestitures offset.
Earnings Before Interest and Taxes (EBIT) increased 657%, to $172 million, primarily from volume growth, an approximately $28 million gain on the sale of real estate associated with our exited Fashion Bed business, metal margin expansion, and the non-recurrence of a $25 million goodwill impairment charge in Hydraulic Cylinders.
Earnings Per Share (EPS) increased to $.82 in the current quarter, versus $(.05) in the second quarter of 2020, primarily from volume growth, a real estate gain, metal margin expansion, and the non-recurrence of a goodwill impairment charge as discussed above.
Six Months:
Trade Sales were $2,421 million in the first six months of 2021, a 28% increase versus the same period last year. Organic sales increased 29%, with volume up 16% from strong recovery in most of our businesses and increased demand versus the first six months of 2020, which were significantly impacted by the COVID-19 pandemic. Raw material-related selling price increases of 10% and currency benefit of 3% added to sales growth. Divestitures, net of acquisitions, reduced sales 1%.
EBIT increased 196% to $300 million, primarily from volume growth, an approximately $28 million gain on the sale of real estate associated with our exited Fashion Bed business, metal margin expansion, and the non-recurrence of a $25 million goodwill impairment charge in Hydraulic Cylinders.
EPS increased to $1.46 for the first six months of 2021, versus $.28 in the same period of 2020, primarily from volume growth, a real estate gain, metal margin expansion, and the non-recurrence of a goodwill impairment charge as discussed above.
Net Interest Expense and Income Taxes
2021 net interest expense was $3 million and $2 million lower than the six and three months ended June 30, 2020, respectively.

Our worldwide effective tax rate was 27% for the second quarter of 2021, compared to 365% for the same quarter last year. While the U.S. statutory federal income tax rate was 21% in both years, in 2020, our abnormally high 365% tax rate was adversely impacted from nondeductible goodwill impairment, a foreign tax audit matter, and the anomaly in our tax rate percentage from the significant reduction in our quarterly earnings. In 2021, our tax rate was negatively impacted by 2% for foreign withholding taxes, 2% for state taxes, and 3% from the aggregation of several other foreign items occurring in the quarter including: an adjustment for tax returns filed, the establishment of a tax reserve, and the deferred tax impact from a tax law change. The 2021 rate benefited by 1% from other less significant items.
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
Discussion of Segment Results
Second Quarter Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 7. As of January 1, 2021, we changed our method for valuing certain inventories (primarily domestic steel-related inventories) to the FIFO cost method from the LIFO cost method. The effects of this change have been retrospectively applied to all periods presented. See Note 10 to the Consolidated Condensed Financial Statements on page 17 for additional information. A summary of segment results is shown in the following tables.

Trade Sales (Dollar amounts in millions)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Change in Trade Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$608.7	$410.6	$198.1	48.2%	49.9%
Specialized Products	241.7	140.8	100.9	71.7	69.1
Furniture, Flooring & Textile Products	419.2	293.7	125.5	42.7	42.7
Total	$1,269.6	$845.1	$424.5	50.2%	50.2%

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Bedding Products	$100.4	$18.9	$81.5	431.2%	16.5%	4.6%
Specialized Products	27.4	(19.7)	47.1	239.1	11.3	(14.0)
Furniture, Flooring & Textile Products	44.7	23.0	21.7	94.3	10.7	7.8
Intersegment eliminations & other	(.6)	.5	(1.1)
Total	$171.9	$22.7	$149.2	657.3%	13.5%	2.7%

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Depreciation and Amortization (Dollar amounts in millions)
Bedding Products	$26.4	$26.3
Specialized Products	12.2	10.6
Furniture, Flooring & Textile Products	6.0	6.3
Unallocated [2]	3.5	3.3
Total	$48.1	$46.5

1 This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the Bedding Products and Specialized Products segment discussions below for a reconciliation of the change in total segment trade sales to organic sales.

2 Unallocated consists primarily of depreciation and amortization on non-operating assets.

Bedding Products
Trade sales increased $198 million, or 48%. Organic sales increased 50%, with raw material-related selling price increases primarily from inflation in steel, chemicals, and nonwoven fabrics of 26%, volume growth of 22%, and currency benefit of 2%. Divestitures (small operations in Drawn Wire and our former Fashion Bed business), net of the Kayfoam acquisition completed in June reduced trade sales 2%.
EBIT increased $82 million, primarily from volume growth, pricing discipline, higher metal margin, and a $28 million gain on the sale of real estate associated with our former Fashion Bed business.
    Specialized Products
Trade sales increased $101 million, or 72%. Organic sales increased 69%, from volume growth of 58%, currency benefit of 10%, and raw material-related selling price increases of 1%. An Aerospace acquisition completed in January added 3% to trade sales.
EBIT increased $47 million, primarily from volume growth and the non-recurrence of a $25 million goodwill impairment charge in Hydraulic Cylinders.
Furniture, Flooring & Textile Products
Trade sales increased $126 million, or 43%. Volume was up 30%, raw material-related selling price increases added 10% to sales, and currency benefit increased sales 3%.
EBIT increased $22 million, primarily from volume growth.

Six Month Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 7. As of January 1, 2021, we changed our method for valuing certain inventories (primarily domestic steel-related inventories) to the FIFO cost method from the LIFO cost method. The effects of this change have been retrospectively applied to all periods presented. See Note 10 to the Consolidated Condensed Financial Statements on page 17 for additional information. A summary of segment results is shown in the following tables.

Trade Sales (Dollar amounts in millions)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Change in Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$1,144.5	$901.2	$243.3	27.0%	29.2%
Specialized Products	499.3	375.3	124.0	33.0	31.4
Furniture, Flooring & Textile Products	776.7	614.1	162.6	26.5	26.5
Total	$2,420.5	$1,890.6	$529.9	28.0%	28.5%

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Bedding Products	$164.2	$47.2	$117.0	247.9%	14.3%	5.2%
Specialized Products	62.6	8.0	54.6	682.5	12.5	2.1
Furniture, Flooring & Textile Products	73.0	49.1	23.9	48.7	9.4	8.0
Intersegment eliminations & other	(.2)	(3.0)	2.8
Total	$299.6	$101.3	$198.3	195.8%	12.4%	5.4%

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Depreciation and Amortization (Dollar amounts in millions)
Bedding Products	$52.5	$53.1
Specialized Products	23.3	21.8
Furniture, Flooring & Textile Products	12.1	12.8
Unallocated [2]	6.3	6.3
Total	$94.2	$94.0

1This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the Bedding Products and Specialized Products segment discussions below for a reconciliation of the change in total segment trade sales to organic sales.
2 Unallocated consists primarily of depreciation and amortization on non-operating assets.

Bedding Products
Trade sales increased $243 million, or 27%. Organic sales increased 29%. Raw material-related selling price increases added 17% to sales, volume increased sales 11%, and currency benefit added 1% to sales growth. Divestitures (small operations in Drawn Wire and our former Fashion Bed business), net of the Kayfoam acquisition completed in June reduced trade sales 2%.
EBIT increased $117 million, primarily from volume growth, pricing discipline, higher metal margin, and a $28 million gain on the sale of real estate associated with our former Fashion Bed business.
    Specialized Products
Trade sales increased $124 million, or 33%. Organic sales grew 31%, driven by volume growth of 24% and currency benefit of 7%. An Aerospace acquisition completed in January added 2% to trade sales.
EBIT increased $55 million, primarily from volume growth and the non-recurrence of a $25 million goodwill impairment charge in Hydraulic Cylinders.

Furniture, Flooring & Textile Products
Trade sales increased $163 million, or 26%. Volume increased sales 18%, raw material-related selling price increases added 6%, and currency impact added 2% to sales growth.
EBIT increased $24 million, primarily from volume growth.

LIQUIDITY AND CAPITALIZATION
Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the six months ended June 30, 2021 was $30.3 million, down $92.2 million from the same period last year, primarily from planned working capital investments to support growth and inflationary impact, which more than offset higher earnings.
We closely monitor our working capital levels and ended the quarter with adjusted working capital at 12.8% of annualized trade sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities, and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed on page 45, substantially all of these funds are held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Amounts in millions)	June 30, 2021	December 31, 2020
Current assets	$1,894.8	$1,658.1
Current liabilities	1,107.1	1,006.0
Working capital	787.7	652.1
Cash and cash equivalents	231.6	348.9
Current debt maturities and current portion of operating lease liabilities	95.0	93.3
Adjusted working capital	$651.1	$396.5
Annualized trade sales [1]	$5,078.4	$4,728.0
Working capital as a percent of annualized trade sales	15.5%	13.8%
Adjusted working capital as a percent of annualized trade sales	12.8%	8.4%
1 Annualized trade sales equal second quarter 2021 trade sales of $1,269.6 million and fourth quarter 2020 trade sales of $1,182.0 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	June 30, 2021	December 31, 2020	June 30, 2020		June 30, 2021	December 31, 2020	June 30, 2020
Trade Receivables	$674.6	$535.2	$556.9	DSO [1]	48	47	60

Inventories	$893.0	$691.5	$610.9	DIO [2]	81	74	80

Accounts Payable	$612.0	$552.2	$361.4	DPO [3]	56	55	47

1Days sales outstanding
a. Quarterly: end of period trade receivables ÷ (quarterly net trade sales ÷ number of days in the period).
b. Annually: ((beginning of year trade receivables + end of period trade receivables) ÷ 2) ÷ (net trade sales ÷ number of days in the period)
2Days inventory on hand
a. Quarterly: end of period inventory ÷ (quarterly cost of goods sold ÷ number of days in the period).
b. Annually: ((beginning of year inventory + end of period inventory) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period)
3Days payables outstanding
a. Quarterly: end of period accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the period).
b. Annually: ((beginning of year accounts payable + end of period accounts payable) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period)

We continue to monitor all elements of working capital in order to optimize cash flow.

Trade Receivables - Our trade receivables increased at June 30, 2021 compared to both December 31 and June 30, 2020. Our DSO increased slightly compared to December 31 and decreased compared to June 30, 2020. Increased accounts receivable reflected strong recovery in most of our businesses and increased demand versus second quarter of 2020, which was significantly impacted by the COVID-19 pandemic. Raw material-related selling price increases also contributed to higher accounts receivable. In addition, acquisitions added a small amount to our accounts receivable. Our allowance for doubtful accounts decreased by $2 million during the first half of 2021, reflecting lower qualitative risk compared to 2020 due to improved macroeconomic conditions. We are closely monitoring accounts receivable and collections. We monitor all accounts for possible loss. We also monitor general macroeconomic conditions and other items that could impact the expected collectibility of all customers, or pools of customers, with similar risk. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based upon the facts and circumstances for each individual customer, as well as pools of customers, with similar risk.

Inventories - Our inventories and DIO increased at June 30, 2021 compared to both December 31 and June 30, 2020. Inventories increased to support growth, to ensure consistent supply to our customers, and due to inflation. We increased production in our Steel Rod, Drawn Wire, and U.S. Spring businesses through the second quarter, and plan to continue in the third quarter, to allow U.S. Spring to build inventory in order to meet anticipated customer demand as foam and labor availability improves across the industry. In the fourth quarter of 2021, we will also take our rod mill out of operation for three weeks to replace the reheat furnace. As a result, higher levels of inventory in these businesses are expected through the remainder of the year. The inventory build and sales will likely alter our normal seasonal cash flow cycle to some degree. Acquisitions also added a small amount to our inventories. Our recent increased inventory levels are not indicative of slow-moving or potential inventory obsolescence. We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves.

Accounts Payable - Our accounts payable and DPO increased at June 30, 2021 compared to both December 31 and June 30, 2020, primarily due to the inventory factors discussed above. Our payment terms did not change meaningfully since last year and we have continued to focus on optimizing payment terms with our vendors. We continue to look for ways to establish and maintain favorable payment terms through our significant purchasing power and also utilize third-party services that offer flexibility to our vendors, which in turn helps us manage our DPO as discussed below.

Accounts Receivable and Accounts Payable Programs - We have participated in trade receivables sales programs in combination with third-party banking institutions and certain customers the last few years. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $40 million and $45 million of trade receivables that were sold and removed from our Consolidated Condensed Balance Sheets at June 30, 2021 and December 31, 2020, respectively. These sales reduced our quarterly DSO by roughly three days, and the impact to year-to-date operating cash flow, (used) or provided, was approximately ($5) million and $5 million, at June 30, 2021 and December 31, 2020, respectively.
For accounts payable, we have historically looked for ways to optimize payment terms through utilizing third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. As such, there is no direct impact on our DPO, accounts payable, operating cash flows, or liquidity. The accounts payable settled through the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $115 million and $105 million at June 30, 2021 and December 31, 2020, respectively.
While we utilize the above items as tools in our cash flow management, and offer them as options to facilitate customer and vendor operating cycles, if there were to be a cessation of these programs, we do not expect it would materially impact our operating cash flows or liquidity.
Uses of Cash
Finance Capital Requirements
We are making investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We expect capital expenditures to approximate $140 million in 2021 of which we have spent $49 million as of June 30, 2021. Our employee incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.
Our long-term, 6-9% annual revenue growth objective envisions periodic acquisitions. With the deleveraging progress made over the past year, we are in a strong position to capture both near- and long-term growth opportunities that add capabilities or products to our existing business.
In the second quarter of 2021, we acquired a small Polish manufacturer of bent metal tubing for furniture used in office, residential, and other settings for a cash price of $7 million. We also acquired a premium foam and bedding manufacturer serving the United Kingdom and Irish markets for a cash price of $119 million. Additional details about acquisitions are discussed in Note 9 to the Consolidated Condensed Financial Statements on page 16.
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
Capitalization
The following table presents our key debt and capitalization statistics:

(Dollar amounts in millions)	June 30, 2021	December 31, 2020

Total debt excluding revolving credit/commercial paper	$1,875.7	$1,900.2
Less: Current maturities of long-term debt	50.8	50.9
Scheduled maturities of long-term debt	1,824.9	1,849.3
Average interest rates [1]	3.7%	3.7%
Average maturities in years [1]	4.9	5.3
Revolving credit/commercial paper [2]	150.0	—
Average interest rate on period-end balance outstanding	.3%	—%
Average interest rate during the period (three months)	.2%	2.0%
Total long-term debt	1,974.9	1,849.3
Deferred income taxes and other liabilities	532.1	519.6
Shareholders’ equity and noncontrolling interest	1,536.0	1,425.1
Total capitalization	$4,043.0	$3,794.0
Unused committed credit:
Long-term	$1,050.0	$1,200.0
Short-term	—	—
Total unused committed credit [2]	$1,050.0	$1,200.0

Cash and cash equivalents	$231.6	$348.9

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year end 2020 and at the end of the second quarter of 2021, had a total authorized program amount of $1,200. However, our borrowing capacity may be limited by covenants to our credit facility.

Commercial Paper Program and Term Loan Financing
In January 2019, we expanded the borrowing capacity under our credit facility from $800 million to $1.2 billion, extended the term to January 2024, and correspondingly increased permitted borrowings under our commercial paper program primarily to finance the ECS Acquisition. The ECS Acquisition was financed through the issuance of approximately $750 million of commercial paper (of which roughly $500 million was subsequently refinanced through the public issuance of 10-year 4.4% notes due 2029) and the issuance of a $500 million five-year Term Loan A with our current bank group, pursuant to which we pay principal in the amount of $12.5 million each quarter and pay the remaining principal at maturity. As of June 30, 2021, we had repaid $220 million, including $107.5 million in prepayments of a portion of the Term Loan A during 2020. We are evaluating financing alternatives for the repayment of either all or a significant portion of the remaining $280 million owed under the Term Loan A in 2021, using cash on hand, operating cash flow, our commercial paper program and/or our credit facility, accessing the capital markets, or a combination of these sources.

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

(Amounts in millions)	June 30, 2021	December 31, 2020
Total authorized program	$1,200.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	150.0	—
Letters of credit issued under the credit agreement	—	—
Total program usage	150.0	—
Total program available	$1,050.0	$1,200.0
The average and maximum amounts of commercial paper outstanding during the second quarter of 2021 were $211 million and $323 million, respectively. At quarter end, we had no letters of credit outstanding under the credit facility, but we had issued $40 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long-term, and subject to our capital needs, market conditions, and alternative capital market opportunities, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper notes. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit facility maturing in 2024 discussed above.
With cash on hand, operating cash flow, our commercial paper program and/or our credit facility, and our ability to obtain debt financing, we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations.
Our credit facility was amended effective May 6, 2020 and contains revised restrictive covenants. The revised covenants limit: a) as of the last day of each fiscal quarter, the leverage ratio of consolidated funded indebtedness (minus unrestricted cash) to trailing 12-month consolidated EBITDA (each as defined in the credit facility) must not exceed 4.25 to 1.00 at June 30, 2021; 3.75 to 1.00 at September 30, 2021; and 3.25 to 1.00 at December 31, 2021 and thereafter; b) the amount of total secured debt to 5% of our total consolidated assets until December 31, 2021, at which time it will revert to 15% of our total consolidated assets; and c) our ability to sell, lease, transfer, or dispose of all or substantially all of total consolidated assets. The amendment also added an anti-cash hoarding provision that limits borrowing if the Company has a consolidated cash balance (as defined in the credit facility) in excess of $300 million without planned expenditures. We were comfortably in compliance with our covenants at the end of the second quarter 2021. For more information about the restrictive covenants in our credit facility, see "Our Ability to Borrow under our Credit Facility" on page 33.
Outstanding Debt to Mature in August 2022
In August of 2022, we have $300 million of senior notes that will mature. The senior notes bear interest at a coupon rate of 3.40%. The Company is evaluating financing alternatives for the repayment of these notes at maturity, which includes cash on hand, operating cash flow, our commercial paper program and/or our credit facility, accessing the capital markets, or a combination of these sources. We believe we have sufficient sources of funds available to repay maturing debt, as well as support our ongoing operations.
Accessibility of Cash
At June 30, 2021, we had cash and cash equivalents of $232 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations. During the first six months of 2021, we brought back $187 million in foreign cash. We currently expect to bring back approximately $200 million of foreign cash for the full year.
If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $15 million. Although there are capital requirements in various jurisdictions, none of this cash is currently inaccessible for repatriation.

CONTINGENCIES
For contingencies related to the impact of the COVID-19 pandemic on our business, please see “COVID-19 Impacts on our Business” on page 31.
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
Litigation
Accrual for Litigation Contingencies and Reasonably Possible Losses in Excess of Accruals
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows. We deny liability in all currently threatened or pending litigation proceedings and believe we have valid bases to contest all claims made against us. At June 30, 2021, our litigation contingency accrual was immaterial (which does not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not recorded) losses in excess of accruals for litigation contingencies are estimated to be $12 million, including $11 million for Brazilian VAT matters and $1 million for other matters. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals (and in excess of the $12 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our litigation contingencies, see Note 16 “Contingencies” on page 27 of the Notes to Consolidated Condensed Financial Statements.
ACCOUNTING STANDARDS UPDATES
The FASB has issued accounting guidance effective for the current and future periods. See Note 2 to the Consolidated Condensed Financial Statements on page 5 for a more complete discussion.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rates
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $155 million greater than carrying value at June 30, 2021 and approximately $170 million greater than carrying value at December 31, 2020. The fair value of fixed rate debt was based on quoted market prices in an active market. The fair value of variable rate debt is not significantly different from its recorded amount.

Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment and do not hedge translation exposures. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $952 million at both June 30, 2021 and December 31, 2020.
Derivative Financial Instruments
We are subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, we utilize derivative instruments (individually or in combinations) to reduce or eliminate these risks. We seek to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is our policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note 14 Derivative Financial Instruments beginning on page 24 of the Notes to Consolidated Condensed Financial Statements and is incorporated by reference into this section.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: the profitable growth and operating performance of the Company; projections of Company revenue, income, earnings, capital expenditures, dividends, capital structure, cash from operations, cash repatriation, restructuring-related costs, tax impacts or other financial items, and effective tax rate; maintenance of indebtedness under the commercial paper program; litigation exposure; our ability to deleverage; possible plans, goals, objectives, prospects, strategies, or trends concerning future operations; statements concerning future economic performance, possible goodwill or other asset impairment; access to liquidity; compliance with the debt covenant requirements; amount of fixed cost savings; raw material availability and pricing; supply chain disruptions; labor, microchip, and chemical shortages; employee termination costs; inventory levels; customer requirements; and the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” “project,” “should,” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.
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
Readers should review Item 1A Risk Factors in our Form 10-K filed February 24, 2021 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties, and developments which may affect our future operations or our performance, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

•the adverse impact on our trade sales, earnings, liquidity, cash flow, and financial condition caused by the COVID-19 pandemic which has had and, depending on the length and severity of the pandemic, new variants that arise, the degree to which vaccines are administered, and the effectiveness of vaccines against new variants, could continue, in varying degrees, to negatively impact, among other things (i) the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries; (ii) our manufacturing facilities’ ability to remain fully operational, obtain necessary raw materials and parts, maintain appropriate labor levels, and ship finished products to customers; (iii) operating costs related to pay and benefits for our terminated employees; (iv) our ability to collect trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency; (v) impairment of goodwill and long-lived assets; (vi) restructuring and related costs; and (vii) our ability to borrow under our revolving credit facility, including our ability to comply with the restrictive covenants in our credit facility that may limit our operational flexibility and our ability to pay our debt when it comes due;

•inability to “deleverage” due to increases or decreases in our capital needs, which may vary depending on a variety of factors, including, without limitation, demand for our products, cash flow, any acquisition or divestiture activity, our working capital needs, and capital expenditures;
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
•the speed at which vaccines for the COVID-19 virus are administered, the percentage of the population fully-vaccinated, and the effectiveness of those vaccines against new variants;
•our ability to maintain and grow the profitability of acquired companies;
•adverse changes in political risk and U.S. or foreign laws, regulations, or legal systems (including tax law changes);
•cash generation sufficient to pay the dividend;
•our ability to realize deferred tax assets on our balance sheet;
•cash repatriation from foreign accounts;
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
•the effectiveness and enforcement of antidumping and countervailing duties on the import of innersprings, steel wire rod, and finished mattresses;
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

ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of June 30, 2021 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of June 30, 2021, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 16 beginning on page 27 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. Reference is made to Item 3. Legal Proceedings and Note T Contingencies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 24, 2021 and Note 15 in the Notes to Consolidated Condensed Financial Statements in our Form 10-Q filed May 6, 2021.
Mattress Antidumping Matter
On March 31, 2020, the Company, along with six other domestic mattress producers, Brooklyn Bedding, Corsicana Mattress Company, Elite Comfort Solutions (a Leggett subsidiary), FXI, Inc., Innocor, Inc., and Kolcraft Enterprises, Inc., and two unions, the International Brotherhood of Teamsters and United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO (collectively, "Petitioners"), filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and manufacturers of mattresses in China were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries. On March 18, 2021, the DOC made final determinations on Chinese subsidies, assigning a duty rate of 97.78%, and on dumping, assigning duty rates on imports from Cambodia (52.41%, as amended), Indonesia (2.22%), Malaysia (42.92%), Serbia (112.11%), Thailand (37.48% – 763.28%), Turkey (20.03%), and Vietnam (144.92% - 668.38%). On April 21, 2021, the ITC made a unanimous, affirmative final determination that domestic mattress producers were materially injured by reason of the unfairly priced or subsidized imported mattresses. The U.S. government will continue to impose duties on mattresses imported from China, Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam at the rate determined by the DOC for five years, through May 2026, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the order for an additional five years. In July 2021, respondents filed appeals with the U.S. Court of International Trade as to the DOC’s final determinations on antidumping duty rates for Cambodia, Indonesia, and Vietnam and the ITC’s unanimous, final determination of material injury to the domestic industry. Petitioners separately appealed the DOC’s final determinations on antidumping duty rates for Cambodia, Indonesia, and Thailand.
Environmental Matters Involving Potential Monetary Sanctions of $300,000 or More
On February 16, 2021, a summons was issued to the Company’s French subsidiary, Specitubes SAS, to appear before the Judicial Court of Boulogne-Sur-Mer, France. The prosecutor has alleged (i) that Specitubes violated certain French environmental air emission standards, and an administrative order concerning those standards, by its use of a chlorinated lubricant, and (ii) that Specitubes, because of its use of the chlorinated lubricant, created a human health hazard. The allegations carry a possible fine of up to approximately $600,000 USD. Specitubes has ceased use of the chlorinated lubricant and denies the allegations. At a hearing in late June 2021, Specitubes raised a procedural issue that impacts which claims may proceed against it. Consequently, the procedural issue has been referred to the Judicial Supreme Court, which will decide whether the issue has enough merit to be heard by the Constitutional Court for final determination. These decisions are expected to be completed by late 2021, at which time the Judicial Court hearing is scheduled to reconvene on December 7, 2021 on the remaining charge(s). Although the outcome of this matter cannot be predicted with certainty, we do not expect it to have a material adverse effect on our financial position, cash flows, or results of operations.

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

OPERATIONAL RISK FACTORS
The COVID-19 pandemic has had, and could further have, an adverse impact to (i) our manufacturing operations' ability to remain fully operational; (ii) our ability to obtain necessary raw materials and parts, maintain appropriate labor levels, and ship finished products to customers; and (iii) our operating costs related to pay and benefits for terminated employees; all of which, in the aggregate, have had, and could further have, a material negative impact on our trade sales, earnings, liquidity, cash flow, financial condition, and our stock price.
We have manufacturing facilities in 18 countries. All of these countries have been, and are continuing to be affected by the COVID-19 pandemic. All of our facilities are open and running at this time. From time to time, we have some capacity restrictions on our plants due to governmental orders in various parts of the world. We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition, or re-imposition, of restrictive social measures, mandatory closures of retail establishments that sell our products or our customers’ products, travel restrictions, and restrictions on the import or export of products.
In early 2020, the U.S. and other governments ordered that certain nonwoven fabrics used to produce ComfortCore® innersprings be prioritized to produce medical supplies. This resulted in shortages of the fabrics for non-medical applications beginning in second quarter 2020. These shortages and strong bedding demand caused us to temporarily be unable to supply full industry demand for ComfortCore® and resulted in higher costs for nonwoven fabrics. Beginning in late 2020, nonwoven fabrics supply constraints began to alleviate. As demand improved in mid-2020, we also experienced some temporary labor shortages. In the first half of 2021, our supply of nonwoven fabrics, additional staffing, and additional machine capacity has allowed us to increase production and build inventory of ComfortCore® to fulfill expected customer requirements. If we cannot produce an adequate amount of ComfortCore® to meet demand, our results of operations may be negatively impacted.
Depending on the length and severity of the COVID-19 pandemic, new variants that arise, the degree to which vaccines are administered, and the effectiveness of the vaccines against new variants, our ability to keep our manufacturing operations fully operational, build and maintain appropriate labor levels, obtain necessary raw materials and parts, and ship finished products to customers, may be partially or completely disrupted, either on a temporary or prolonged basis. The continued realization of these risks to our manufacturing operations, labor force, and supply chain could also increase labor, commodity, and energy costs.
Some facilities have experienced problems delivering products to customers and disruptions in logistics necessary to import, export, or transfer products, which has generally resulted in increased freight costs that are typically passed through to our customers. Our supply chains have also been hampered by congested ports.
When our employees have tested positive for COVID-19, we follow adopted protocols which include enhanced disinfecting that targets areas that have likely exposure to COVID-19. The employee is required to observe a quarantine period, monitor symptoms, and follow medical guidance prior to returning to work. Contact tracing is performed to identify any other employees who had direct contact with the employee who tested positive for COVID-19. If any direct contacts are identified, those employees must also self-isolate (except if fully vaccinated within the prior nine months or have recovered from COVID-19 within the last 90 days, unless the employee is experiencing symptoms or local law requires self-isolation), monitor symptoms, and follow medical guidance prior to returning to work. A significant increase in COVID-19 cases among our employees may disrupt our ability to maintain necessary labor levels and produce and deliver products to our customers if we are unable to shift production to other manufacturing facilities.
To align our variable cost structure to reduced demand for our products in certain business units, we decreased the size of our workforce in 2020. We incurred severance costs of $7 million in 2020 ($2 million in the second quarter of 2020) and we do not expect any additional material charges. We did not incur significant severance costs in the first or second quarters of 2021. However, if circumstances change because of lack of demand, additional governmental capacity restrictions related to our facilities or otherwise, we may incur future material separation costs.

FINANCIAL RISK FACTORS
The COVID-19 pandemic has had, and could further have, an adverse impact on the collection of trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency.
Bankruptcy, financial difficulties, or insolvency caused by the COVID-19 pandemic, or otherwise, can and has occurred with some of our customers which can impact their ability to pay their debts to us. As of June 30, 2021, we had $24 million allowance for doubtful accounts ($23 million on a note receivable and $1 million on trade accounts receivable) associated with a customer in our Bedding Products segment who is experiencing financial difficulty and liquidity problems. This customer was placed on nonaccrual status in 2018 and became delinquent in quarterly interest payments in the first quarter of 2020.
In addition to the customer referenced above, many of our customers and other third parties have been adversely affected by the social and governmental restrictions and limitations related to the COVID-19 pandemic. As such, we increased our allowance for doubtful accounts by $20 million in the first quarter of 2020, including $9 million for the customer referenced above. We had modest activity for the remainder of 2020, and our bad debt expense for the year ended December 31, 2020 was $17 million. We had a $2 million reduction of bad debt expense during the six months ended June 30, 2021, reflecting continued positive trends in customer payment experience and a lower qualitative risk for improved macroeconomic conditions. However, if these parties suffer significant financial difficulty, they may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these parties. If we are unable to collect trade receivables and other notes receivables on a timely basis, larger provisions for bad debt may be required and result in a negative impact on our earnings, liquidity, cash flow, and financial condition.
Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At June 30, 2021, goodwill and other intangible assets represented $2.2 billion, or 43% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 21% of total assets.
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
Our annual goodwill impairment testing performed in the second quarter of 2021 indicated no goodwill impairments. However, fair value exceeded carrying value by less than 100% for two reporting units as summarized in the table below:

	Fair value in excess of carrying value		Goodwill
	As of June 30, 2021	As of June 30, 2020	As of June 30, 2021
Aerospace	28%	51%	$67	million
Work Furniture	85%	25%	$102	million
The decrease in fair value for Aerospace, as compared to last year, is reflective of industry trends. Demand for fabricated duct assemblies is near second quarter 2019 levels, but demand for welded and seamless tube products is still well below pre-pandemic levels. With the lingering impact from pandemic-related disruption in air travel and resulting buildup of aircraft and supply chain inventories, the industry is not anticipated to return to 2019 demand levels until 2024. We are continuing to monitor all factors impacting these industries. If the adverse economic impact from the COVID-19 pandemic is longer than expected, we may not be able to achieve projected performance levels. If actual results of any of our reporting units materially differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur future impairment charges. These non-cash charges could have a material negative impact on our earnings.
The annual review performed in the second quarter of 2020 resulted in a $25 million non-cash goodwill impairment charge with respect to our Hydraulic Cylinders reporting unit (which is a part of the Specialized Products segment) and reflected the complete write-off of the goodwill associated with this reporting unit.
For more information regarding potential goodwill and other long-lived asset impairment, please refer to Note 5 Impairment Charges on page 9 of the Notes to Consolidated Condensed Financial Statements.

We may not be able to realize deferred tax assets on our balance sheet depending upon the amount and source of future taxable income.
Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. As of June 30, 2021, we had $139 million of deferred tax assets ($156 million less a $17 million valuation allowance). After netting of deferred tax liabilities, the net amount presented within Sundry assets on our Consolidated Condensed Balance Sheet is $10 million. It is possible the amount and source of our taxable income could materially change in the future. Particularly, our mix of earnings by taxing jurisdiction may materially change in that we may have more or less taxable income generated in North America, Europe, or Asia as compared to prior years. This change may impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.
MARKET RISK FACTORS
Volatile raw material and labor costs could negatively affect our profit margins and earnings.
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
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. We experienced chemical shortages that began in 2020, which are ongoing and may persist for the remainder of 2021. These shortages have resulted in constraints of overall mattress production in the industry, negatively impacting component demand and our finished goods production, and higher pricing for chemicals. In 2020, chemicals deflated in the first half of the year followed by inflation in the second half of the year as a result of supply shortages. In the first half of 2021, chemicals inflated further due to robust demand and shortages from severe weather early in the year, supplier production disruptions, and logistics challenges. The supply shortages resulted in significant restrictions by producers. If we are unable to obtain the chemicals or pass the cost along to our customers, our results of operations may be negatively impacted.
Currently there is a shortage of microchips in the automotive industry. Our Automotive Group uses the microchips in seat comfort products, and to a lesser extent in motors and actuators. Although, to date, our Automotive Group has been able to obtain an adequate supply of microchips, we are dependent on our suppliers to deliver these microchips in accordance with our production schedule, and a shortage of the microchips can disrupt our operations and our ability to deliver products to our customers. Also, because of the industry shortage, automotive OEMs and other suppliers have not been able to secure an adequate supply of microchips, and as a result have reduced their production of automobiles or parts, which in turn has reduced, and may continue to reduce, our sale of products. We anticipate these shortages to lessen, but continue throughout 2021 and at least through the first half of 2022. If we cannot secure an adequate supply of microchips in our supply chain, and the microchips cannot be sourced from a different supplier, or the automotive OEMs and other suppliers continue to reduce their production as a result of such shortage, this may negatively impact our sales, earnings, and financial condition.
Higher raw material costs could lead some of our customers to modify their product designs, changing the quantity and mix of our components in their finished goods and replacing higher-cost components with lower-cost components. If this were to occur, it could negatively impact our results of operations.
Because of shortages in the labor markets, several industries in which we operate have experienced challenges in hiring and maintaining adequate workforce levels, as well as increased labor costs. If this continues, our results of operations may be negatively impacted.

Unfair competition could adversely affect our market share, sales, profit margins, and earnings.
We produce innersprings for mattresses that are sold to bedding manufacturers. We produce steel wire rod for consumption by our wire mills (primarily to produce innersprings) and to sell to third parties. We also produce and sell finished mattresses.
Since 2009, there have been antidumping duties on the import of innersprings from China, South Africa, and Vietnam imposed by the Department of Commerce (DOC) and International Trade Commission (ITC) extending through 2024. The DOC and ITC have also imposed antidumping duties and countervailing duties on imports of steel wire rod from various countries, including China. These duties will expire, unless extended, at different times ranging from 2022 to 2025. Also, antidumping duties have been imposed by the DOC and ITC on the import of finished mattresses from various countries including China, Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam, which will expire, unless extended, at different times ranging from 2024 to 2026. If the existing antidumping and countervailing duties are overturned on appeal or not extended beyond their current terms and dumping and/or subsidization recurs, or manufacturers in the subject countries circumvent the existing duties through transshipment in other jurisdictions or otherwise, our market share, sales, profit margins, and earnings could be adversely affected.
TECHNOLOGY AND CYBERSECURITY RISK FACTORS
Technology failures or cybersecurity breaches could have a material adverse effect on our operations.
As a manufacturer with 135 production facilities in 18 different countries, primarily in Asia, Europe, North America, and elsewhere, we rely on several on-premise and cloud-based computerized systems and networks to obtain, secure, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our production facilities. We receive, process, manufacture, and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. We also have risk associated with the network connectivity and systems for consolidated reporting. Technology failures or security breaches of a new or existing infrastructure, including our industrial control systems, could impede normal operations, create system disruptions, or create unauthorized disclosure of confidential information.
We have a formal process in place for both incident response and cybersecurity continuous improvement that includes a cross functional Cybersecurity Oversight Committee. Members of the Cybersecurity Oversight Committee update the Board of Directors quarterly on cyber activity, with procedures in place for interim reporting if necessary.
Although we have not experienced any material technology failures or cybersecurity breaches, we have enhanced our cybersecurity protection efforts over the last few years. We use a third party to periodically benchmark our information security program against the National Institute of Standards and Technology’s Cybersecurity Framework. We provide quarterly cybersecurity training for employees with access to our email and data systems, and we have purchased broad-form cyber insurance coverage. However, in part, because of the risk due to the COVID-19 pandemic regarding increased remote access, remote work conditions, and associated strain on employees, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure of confidential information. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems. We could still experience material technology failures or cybersecurity breaches, including those resulting from ransomware attached to our industrial control systems. If this occurs, our operations could be disrupted, or we may suffer financial loss because of lost or misappropriated information. Also, we may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, reputational damages, proprietary and confidentiality impacts, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value.
REGULATORY RISK FACTORS
Privacy and data protection regulations are complex and could harm our business, reputation, financial condition, and operating results.
Governments around the world have adopted legislative and regulatory proposals concerning the collection and use of personal data. As a multi-national company with employee personal data and business contact information from individuals in many countries, we are subject to many different data protection laws, including those in the U.S., and the laws of other jurisdictions in which we operate, such as those in Europe, China, and Brazil. For example, the EU’s General Data Protection Regulation (GDPR) and UK GDPR applies to our operations that collect or process personal data of EU individuals and UK individuals, respectively. If our operations are found to violate GDPR, we may incur substantial fines, face reputational harm, and be required to change our business practices, any of which could have an adverse effect on our business.

As a U.S. company, the ability to centrally manage aspects of our operation and workforce and the ability to make decisions based on complete and accurate global data is important and requires the ability to transfer and access personal data. The adequacy of the laws of the data-importing country are of increasing importance under various laws, including the GDPR and Brazil’s general data protection law. The validity of data transfer mechanisms remains subject to legal, regulatory, and political developments in many countries, including Brazil, Europe, and the U.S. The invalidation of the EU-U.S. Privacy Shield in 2020, the complex assessment and documentation requirements required under the EU Commission's recent Standard Contractual Clauses, as well as the lack of adequate guidance from Brazil, could have an adverse impact on our ability to process and transfer personal data. This may inhibit our ability to transfer our employee personal data from our other operations, such as Europe and Brazil, to the Company’s headquarters in the U.S. or elsewhere, making it much more difficult to effectively manage our global human capital. These evolving privacy and data protection requirements create uncertainty and added compliance obligations that could harm our business, reputation, financial condition, and operating results.
Climate change laws, regulations, and impacts could negatively impact the Company’s business, capital expenditures, results of operations, financial condition, competitive position, and reputation.
We have 135 production facilities worldwide. Some of our facilities are engaged in manufacturing processes that produce greenhouse gas emissions, including carbon dioxide. We also maintain a fleet of over-the-road tractor trailers that emit greenhouse gases. Climate change has received increased attention worldwide. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gas emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. Although we have developed and implemented a company-wide environmental management system to ensure we are compliant with environmental regulations everywhere we operate, and to drive continual improvement in environmental sustainability, either the enactment of, or change to existing laws and regulations, could mandate more restrictive standards or require such changes on a more accelerated time frame. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. To the extent our customers are subject to any of these or other similar proposed or newly enacted laws and regulations, additional costs by customers to comply with such laws and regulations could impact their ability to operate at similar levels in certain jurisdictions, which could adversely impact their demand for our products and services. Also, if these laws or regulations impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. In either event, they could negatively impact our business, capital expenditures, results of operations, financial condition, and competitive position. Non-compliance with climate change legislative and regulatory requirements could also negatively impact our reputation.
Also, we have experienced, due to severe weather impacts, supply shortages in chemicals, which have restricted foam supply. The restriction of foam supply has constrained overall mattress production in the bedding industry and has reduced our production levels. The cost of chemicals and foam have also increased due to the shortages. If we are unable to secure an adequate supply of chemicals and foam, or the cost of these raw materials materially increases, it could have a negative impact on our business, results of operations, and financial condition.
Increased scrutiny from investors, lenders, and other market participants regarding our environmental, social and governance, or sustainability responsibilities, could expose us to additional costs or risks and adversely impact our liquidity, results of operations, reputation, employee retention, and stock price.
Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants, shareholders, and customers have focused increasingly on the environmental, social, and governance (ESG) or “sustainability” practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet investor, lender, or other industry stakeholder expectations and standards, which continue to evolve, our access to capital may be negatively impacted based on an assessment of our ESG practices. These limitations, in both the debt and equity markets, may materially negatively affect our ability to manage our liquidity, our ability to refinance existing debt, grow our businesses, implement our strategies, our results of operations, and the price of our common stock.
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
Although we deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have recorded an immaterial aggregate litigation contingency accrual at June 30, 2021. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies (which include Brazilian value-added tax and other matters) are estimated to be $12 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $12 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see Note 16 on page 27 of the Notes to Consolidated Condensed Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
April 2021	—	$—	—	10,000,000
May 2021	34,512	$57.95	—	10,000,000
June 2021	—	$—	—	10,000,000
Total	34,512	$57.95	—

1    This number represents shares which were not purchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company's benefit plans. It does not include shares withheld for taxes on option exercises and stock unit conversions, as well as forfeitures of stock units, all of which totaled 15,679 shares for the second quarter of 2021.

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

10.1*	Summary Sheet of Director Compensation

18	Preferability Letter from PricewaterhouseCoopers LLP, dated May 6, 2021, filed May 6, 2021 as Exhibit 18 to the Company's Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

23	Consent of Independent Registered Public Accounting Firm, dated May 25, 2021, filed May 25, 2021, as Exhibit 23 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2021

31.2*	Certification of Jeffrey L. Tate, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2021

32.1*	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2021

32.2*	Certification of Jeffrey L. Tate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2021

99.1
Item 6. Revised Selected Financial Data retrospectively adjusted for the LIFO to FIFO accounting change for all periods presented, filed May 25, 2021, as Exhibit 99.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

99.2
Item 7. Revised Management's Discussion and Analysis of Financial Condition and Results of Operations retrospectively adjusted for the LIFO to FIFO accounting change, filed May 25, 2021, as Exhibit 99.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

99.3
Item 15(a). Revised Financial Statements and Financial Statement Schedule retrospectively adjusted for the LIFO to FIFO accounting change for the fiscal years ended 2020, 2019, and 2018, filed May 25, 2021, as Exhibit 99.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

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

(i) Consolidated Condensed Balance Sheets at June 30, 2021 and December 31, 2020; (ii) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2021 and June 30, 2020; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and June 30, 2020; (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2021 and June 30, 2020; and (v) Notes to Consolidated Condensed Financial Statements.

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

LEGGETT & PLATT, INCORPORATED

DATE: August 5, 2021	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman Chairman and Chief Executive Officer

DATE: August 5, 2021	By:	/s/ JEFFREY L. TATE
Jeffrey L. Tate Executive Vice President and Chief Financial Officer