Form 10-Q
period 2021-09-30
LEGGETT & PLATT INC
filed 2021-11-05
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of October 27, 2021: 133,377,198

LEGGETT & PLATT, INCORPORATED
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	September 30, 2021	December 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$234.7	$348.9
Trade receivables, net	670.2	535.2
Other receivables, net	28.9	28.4
Total receivables, net	699.1	563.6
Inventories	970.2	691.5
Prepaid expenses and other current assets	79.6	54.1
Total current assets	1,983.6	1,658.1
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,415.8	1,396.2
Buildings and other	772.8	740.9
Land	44.1	43.6
Total property, plant and equipment	2,232.7	2,180.7
Less accumulated depreciation	1,452.4	1,395.9
Net property, plant and equipment	780.3	784.8
OTHER ASSETS
Goodwill	1,456.7	1,388.8
Other intangibles, less accumulated amortization of $207.5 and $199.0 as of September 30, 2021 and December 31, 2020, respectively	718.6	701.6
Operating lease right-of-use assets	189.0	161.6
Sundry	106.9	105.1
Total other assets	2,471.2	2,357.1
TOTAL ASSETS	$5,235.1	$4,800.0
CURRENT LIABILITIES
Current maturities of long-term debt	$300.4	$50.9
Current portion of operating lease liabilities	43.6	42.4
Accounts payable	607.1	552.2
Accrued expenses	292.0	275.2
Other current liabilities	94.9	85.3
Total current liabilities	1,338.0	1,006.0
LONG-TERM LIABILITIES
Long-term debt	1,765.6	1,849.3
Operating lease liabilities	149.1	122.1
Other long-term liabilities	185.1	192.1
Deferred income taxes	219.7	205.4
Total long-term liabilities	2,319.5	2,368.9
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	552.7	543.2
Retained earnings	2,924.8	2,797.2
Accumulated other comprehensive loss	(55.7)	(52.4)
Treasury stock	(1,848.0)	(1,865.4)
Total Leggett & Platt, Inc. equity	1,575.8	1,424.6
Noncontrolling interest	1.8	.5
Total equity	1,577.6	1,425.1
TOTAL LIABILITIES AND EQUITY	$5,235.1	$4,800.0
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions, except per share data)	2021	2020	2021	2020
Net trade sales	$3,739.7	$3,098.2	$1,319.2	$1,207.6
Cost of goods sold	2,966.8	2,461.2	1,063.1	937.9
Gross profit	772.9	637.0	256.1	269.7
Selling and administrative expenses	322.5	320.6	103.6	105.6
Amortization of intangibles	51.6	48.9	17.8	16.2
Impairments	—	29.4	—	—
Net gain from sale of assets and businesses	(29.5)	(2.1)	(.9)	(2.1)
Other (income) expense, net	(15.5)	(11.3)	(8.6)	(.2)
Earnings before interest and income taxes	443.8	251.5	144.2	150.2
Interest expense	57.8	63.2	19.0	20.9
Interest income	2.3	2.4	.6	.5
Earnings before income taxes	388.3	190.7	125.8	129.8
Income taxes	91.3	45.6	28.6	22.7
Net earnings	297.0	145.1	97.2	107.1
(Earnings) attributable to noncontrolling interest, net of tax	(.1)	(.1)	—	(.1)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$296.9	$145.0	$97.2	$107.0
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$2.18	$1.07	$.71	$.79
Diluted	$2.17	$1.07	$.71	$.79

Weighted average shares outstanding
Basic	136.2	135.6	136.4	135.8
Diluted	136.7	135.8	136.9	136.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions)	2021	2020	2021	2020
Net earnings	$297.0	$145.1	$97.2	$107.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16.5)	(13.7)	(15.7)	26.0
Cash flow hedges	10.5	.8	8.3	3.4
Defined benefit pension plans	2.7	2.2	1.0	.4
Other comprehensive income (loss)	(3.3)	(10.7)	(6.4)	29.8
Comprehensive income (loss)	293.7	134.4	90.8	136.9
Add: comprehensive (income) attributable to noncontrolling interest	(.1)	—	—	(.1)
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$293.6	$134.4	$90.8	$136.8
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2021	2020
OPERATING ACTIVITIES
Net earnings	$297.0	$145.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	87.4	88.8
Amortization of intangibles and supply agreements	53.4	52.2
Long-lived asset impairment	—	4.0
Goodwill impairment	—	25.4
(Decrease) increase in provision for losses on accounts and notes receivable	(2.3)	19.4
Writedown of inventories	10.8	9.4
Net gain from sales of assets and businesses	(29.5)	(2.1)
Deferred income tax expense (benefit)	.8	(12.5)
Stock-based compensation	28.4	20.6
Other, net	2.3	13.1
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(124.6)	(69.8)
Inventories	(278.3)	36.3
Other current assets	(10.8)	6.4
Accounts payable	55.9	38.1
Accrued expenses and other current liabilities	(10.1)	9.4
NET CASH PROVIDED BY OPERATING ACTIVITIES	80.4	383.8
INVESTING ACTIVITIES
Additions to property, plant and equipment	(75.8)	(52.3)
Purchases of companies, net of cash acquired	(152.3)	—
Proceeds from sales of assets and businesses	38.6	6.0
Other, net	.6	7.7
NET CASH USED FOR INVESTING ACTIVITIES	(188.9)	(38.6)
FINANCING ACTIVITIES
Payments on long-term debt	(306.6)	(97.5)
Change in commercial paper and short-term debt	471.5	(67.2)
Dividends paid	(162.3)	(158.5)
Issuances of common stock	3.1	1.1
Purchases of common stock	(9.7)	(10.1)
Additional consideration paid on prior year acquisitions	—	(8.4)
Other, net	(1.2)	(4.4)
NET CASH USED FOR FINANCING ACTIVITIES	(5.2)	(345.0)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(.5)	(2.8)
DECREASE IN CASH AND CASH EQUIVALENTS	(114.2)	(2.6)
CASH AND CASH EQUIVALENTS—January 1,	348.9	247.6
CASH AND CASH EQUIVALENTS—September 30,	$234.7	$245.0
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
Accounts Receivable and Accounts Payable Programs
We have participated in trade receivables sales programs in combination with third-party banking institutions and certain customers the last few years. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $35.0 and $45.0 of trade receivables that were sold and removed from our Consolidated Condensed Balance Sheets at September 30, 2021 and December 31, 2020, respectively.
We sometimes utilize third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The accounts payable settled through the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $115.0 and $105.0 at September 30, 2021 and December 31, 2020, respectively.
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

3. REVENUE

Performance Obligations and Shipping and Handling Costs
We recognize revenue when performance obligations, under the terms of a contract with our customers, are satisfied. Substantially all of our revenue is recognized upon transfer of control of our products to our customers, which is generally upon shipment from our facilities or upon delivery to our customers' facilities, and is dependent on the terms of the specific contract. This conclusion considers the point at which our customers have the ability to direct the use of and obtain substantially all of the remaining benefits of the products that were transferred. Substantially all unsatisfied performance obligations as of September 30, 2021, will be satisfied within one year or less.
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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Bedding Products
Bedding Group	$1,808.6	$1,491.0	$664.1	$589.8

Specialized Products
Automotive Group	591.0	487.1	187.6	207.9
Aerospace Products Group	74.9	79.8	25.0	19.6
Hydraulic Cylinders Group	69.0	51.3	23.0	15.4
	734.9	618.2	235.6	242.9

Furniture, Flooring & Textile Products
Home Furniture Group	309.5	220.6	110.6	89.6
Work Furniture Group	205.3	168.3	72.7	59.3
Flooring & Textile Products Group	681.4	600.1	236.2	226.0
	1,196.2	989.0	419.5	374.9
	$3,739.7	$3,098.2	$1,319.2	$1,207.6

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

Each reportable segment has a vice president who has accountability to, and maintains regular contact with, our chief executive officer, who is the chief operating decision maker (CODM). The operating results and financial information reported through the segment structure are regularly reviewed and used by the CODM to evaluate segment performance, allocate overall resources, and determine management incentive compensation.
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
A summary of segment results is shown in the following tables.

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Three Months Ended September 30, 2021
Bedding Products	$664.1	$11.4	$675.5	$81.1	$27.3
Specialized Products	235.6	1.0	236.6	22.4	11.7
Furniture, Flooring & Textile Products	419.5	3.2	422.7	41.1	6.0
Intersegment eliminations and other [2]				(.4)	1.6
	$1,319.2	$15.6	$1,334.8	$144.2	$46.6
Three Months Ended September 30, 2020
Bedding Products	$589.8	$10.0	$599.8	$75.8	$26.6
Specialized Products	242.9	.8	243.7	32.6	10.7
Furniture, Flooring & Textile Products	374.9	2.8	377.7	42.5	6.3
Intersegment eliminations and other [2]				(.7)	3.4
	$1,207.6	$13.6	$1,221.2	$150.2	$47.0

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Nine Months Ended September 30, 2021
Bedding Products [5]	$1,808.6	$32.4	$1,841.0	$245.3	$79.8
Specialized Products	734.9	2.6	737.5	85.0	35.0
Furniture, Flooring & Textile Products	1,196.2	10.1	1,206.3	114.1	18.1
Intersegment eliminations and other [2]				(.6)	7.9
	$3,739.7	$45.1	$3,784.8	$443.8	$140.8
Nine Months Ended September 30, 2020
Bedding Products	$1,491.0	$23.6	$1,514.6	$123.0	$79.7
Specialized Products [3]	618.2	2.0	620.2	40.6	32.5
Furniture, Flooring & Textile Products	989.0	10.5	999.5	91.6	19.1
Intersegment eliminations and other [2,4]				(3.7)	9.7
	$3,098.2	$36.1	$3,134.3	$251.5	$141.0
1 See Note 3 for revenue by product family.
2 Depreciation and Amortization: Other relates to non-operating assets (assets not included in segment assets) and is allocated to segment EBIT as discussed above.
3 2020 EBIT: Includes $25.4 of goodwill impairment for the Hydraulic Cylinders reporting unit as discussed in Note 5.
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

	September 30, 2021	December 31, 2020
Bedding Products	$804.3	$739.0
Specialized Products	312.0	299.5
Furniture, Flooring & Textile Products	368.9	348.6
Average current liabilities included in segment numbers above	799.7	665.0
Unallocated assets [1]	2,726.8	2,759.1
Difference between average assets and period-end balance sheet	223.4	(11.2)
Total assets	$5,235.1	$4,800.0

1 Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets.

5. IMPAIRMENT CHARGES
Pretax impairment charges are reported in “Impairments” in the Consolidated Condensed Statements of Operations. We did not have any impairment charges in the three and nine months ended September 30, 2021. Impairment charges in the three and nine months ended September 30, 2020 are shown below:

	Nine Months Ended			Three Months Ended
	September 30, 2020			September 30, 2020
	Goodwill Impairments	Other Long-Lived Assets Impairments	Total Impairments	Goodwill Impairments	Other Long-Lived Assets Impairments	Total Impairments
Bedding Products	$—	$.3	$.3	$—	$—	$—
Specialized Products	25.4	—	25.4	—	—	—
Furniture, Flooring & Textile Products	—	.2	.2	—	—	—
Unallocated [1]	—	3.5	3.5	—	—	—
Total impairment charges	$25.4	$4.0	$29.4	$—	$—	$—
1 We incurred a $3.5 charge in the nine months ended September 30, 2020 to write off stock associated with a prior year divestiture that filed bankruptcy in 2020.

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

2021
Fair Value over Carrying Value divided by Carrying Value	September 30, 2021 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$69.8	7.8%	3.0%	10.0%
50% - 100% [2]	101.0	5.5	3.0	9.0
101% - 300%	1,091.2	3.1 - 3.3	3.0	8.0 - 8.5
Greater than 300%	194.7	2.9 - 10.4	3.0	9.0
	$1,456.7	2.9% - 10.4%	3.0%	8.0% - 10.0%

2020
Fair Value over Carrying Value divided by Carrying Value	December 31, 2020 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [2]	$97.2	2.1%	3.0%	9.0%
50% - 100% [3]	916.3	2.0 - 3.6	3.0	9.0 - 10.0
101% - 300%	247.7	1.6 - 1.7	3.0	8.5 - 9.5
Greater than 300%	127.6	6.7	3.0	9.0
	$1,388.8	1.6% - 6.7%	3.0%	8.5% - 10.0%
1     This category includes one reporting unit, Aerospace, which had fair value exceeding its carrying value by 28% at September 30, 2021 as compared to 51% in 2020. Goodwill associated with the Aerospace reporting unit was $69.8 at September 30, 2021 and $59.5 at December 31, 2020.
2     This category includes one reporting unit, Work Furniture, which had fair value exceeding its carrying value by 85% at September 30, 2021 as compared to 25% in 2020. Goodwill associated with the Work Furniture reporting unit was $101.0 at September 30, 2021 and $97.2 at December 31, 2020.
3     This category includes two reporting units consisting of Aerospace (discussed above) and Bedding, which had fair value exceeding its carrying value by 171% at September 30, 2021 as compared to 65% in 2020. Goodwill associated with the Bedding reporting unit was $912.6 at September 30, 2021 and $856.8 at December 31, 2020.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6. EARNINGS PER SHARE (EPS)

Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Net earnings
Net earnings	$297.0	$145.1	$97.2	$107.1
(Earnings) attributable to noncontrolling interest, net of tax	(.1)	(.1)	—	(.1)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$296.9	$145.0	$97.2	$107.0

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	136.2	135.6	136.4	135.8
Dilutive effect of stock-based compensation	.5	.2	.5	.3
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	136.7	135.8	136.9	136.1

Basic and diluted EPS:
Basic EPS attributable to Leggett & Platt common shareholders	$2.18	$1.07	$.71	$.79

Diluted EPS attributable to Leggett & Platt common shareholders	$2.17	$1.07	$.71	$.79

Other information:
Anti-dilutive shares excluded from diluted EPS computation	.1	.3	.2	.2

Cash dividends declared per share	$1.24	$1.20	$.42	$.40

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Accounts and other receivables consisted of the following:

	September 30, 2021		December 31, 2020
	Current	Long-term	Current	Long-term
Trade accounts receivable [1]	$686.0	$—	$553.5	$—
Trade notes receivable	1.2	.3	.9	.3
Total trade receivables	687.2	.3	554.4	.3
Other notes receivable [1]	.7	22.7	—	22.8
Taxes receivable, including income taxes	18.7	—	14.8	—
Other receivables	9.5	—	13.6	—
Subtotal other receivables	28.9	22.7	28.4	22.8
Total trade and other receivables	716.1	23.0	582.8	23.1
Allowance for doubtful accounts:
Trade accounts receivable [1]	(17.0)	—	(19.2)	—
Trade notes receivable	—	(.1)	—	—
Total trade receivables	(17.0)	(.1)	(19.2)	—
Other notes receivable [1]	—	(22.2)	—	(22.8)
Total allowance for doubtful accounts	(17.0)	(22.3)	(19.2)	(22.8)
Total net receivables	$699.1	$.7	$563.6	$.3
1 The “Trade accounts receivable” and “Other notes receivable” line items above include $23.2 and $24.6 as of September 30, 2021 and December 31, 2020, respectively, from a customer in our Bedding Products segment who is experiencing financial difficulty and liquidity problems. This customer was placed on nonaccrual status in 2018 and was delinquent in their first quarter interest payment in 2020. As a result, we increased and fully reserved the balances for this customer in the first quarter of 2020. The reserve for this customer was $23.2 ($22.2 for the note and $1.0 for the trade receivable) at September 30, 2021, and $24.6 ($22.8 for the note and $1.8 for the trade receivable) at December 31, 2020.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2020	Add: Charges	Less: Net Charge-offs/ (Recoveries) and Other	Balance at September 30, 2021
Trade accounts receivable	$19.2	$(1.8)	$.4	$17.0
Trade notes receivable	—	.1	—	.1
Total trade receivables	19.2	(1.7)	.4	17.1
Other notes receivable	22.8	(.6)	—	22.2
Total allowance for doubtful accounts	$42.0	$(2.3)	$.4	$39.3

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. STOCK-BASED COMPENSATION
The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Stock-based retirement plans contributions	$3.4	$.6	$1.9	$.5
Discounts on various stock awards:
Deferred Stock Compensation Program	1.4	—	1.6	—
Stock-based retirement plans	1.1	—	.9	—
Discount Stock Plan	.7	—	.7	—
Performance Stock Unit (PSU) awards: [1]
PSU - TSR based 1A	2.3	.6	2.4	(.5)
PSU - EBIT CAGR based 1B	4.7	5.0	(1.8)	(1.9)
Restricted Stock Unit (RSU) awards	7.2	—	6.1	—
Other, primarily non-employee directors restricted stock	.3	—	.9	.1
Total stock-related compensation expense (income)	21.1	$6.2	12.7	$(1.8)
Employee contributions for above stock plans	7.3		7.9
Total stock-based compensation	$28.4		$20.6

Tax benefits on stock-based compensation expense	$5.1		$3.0
Tax benefits on stock-based compensation payments	3.4		2.2
Total tax benefits associated with stock-based compensation	$8.5		$5.2

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Stock-based retirement plans contributions	$1.0	$.3	$1.9	$.3
Discounts on various stock awards:
Deferred Stock Compensation Program	.6	—	.7	—
Stock-based retirement plans	.5	—	.5	—
Discount Stock Plan	.2	—	.2	—
Performance Stock Unit (PSU) awards: [1]
PSU - TSR based 1A	.8	(.6)	.7	1.3
PSU - EBIT CAGR based 1B	1.5	.5	.1	.5
Restricted Stock Unit (RSU) awards	.8	—	.7	—
Other, primarily non-employee directors restricted stock	.1	—	.2	—
Total stock-related compensation expense	5.5	$.2	5.0	$2.1
Employee contributions for above stock plans	2.6		2.7
Total stock-based compensation	$8.1		$7.7

Tax benefits on stock-based compensation expense	$1.3		$1.2
Tax benefits on stock-based compensation payments	.2		.5
Total tax benefits associated with stock-based compensation	$1.5		$1.7

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

1B PSU - EBIT CAGR based
PSU awards are based 50% upon our or the applicable profit centers' EBIT CAGR. Grant date fair values are calculated using the grant date stock price discounted for dividends over the vesting period. Expense is adjusted every quarter over the three-year vesting period based on the number of shares expected to vest.
The EBIT CAGR portion of this award contains the following conditions:
•A service requirement—Awards generally “cliff” vest three years following the grant date; and
•A performance condition—Awards are based on achieving specified EBIT CAGR performance targets for our or the applicable profit centers' EBIT during the third year of the performance period compared to the EBIT during the fiscal year immediately preceding the performance period. Participants will earn from 0% to 200% of the base award.
In connection with the decision to move a significant portion of the long-term incentive opportunity from a two-year to a three-year performance period, in February 2018, we also granted participants a one-time transition PSU award, based upon EBIT CAGR over a two-year performance period.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Below is a summary of the number of shares, grant date fair value, and other assumptions related to the PSU awards for the periods presented:

	Nine Months Ended September 30,
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

Nine Months Ended September 30,
2021
Accounts receivable	$20.7
Inventory	17.4
Property, plant and equipment	15.3
Goodwill	76.9
Other intangible assets:
Customer relationships (1 to 15-year life)	45.5
Technology (1 to 10-year life)	18.6
Trademarks and trade names (20-year life)	6.6
Noncompete agreements (1 to 5-year life)	2.7
Other current and long-term assets	5.5
Current liabilities	(40.8)
Deferred income taxes	(10.9)
Other long-term liabilities	(4.7)
Fair value of net identifiable assets	152.8
Less: Additional consideration payable	.5
Net cash consideration	$152.3

The following table summarizes acquisitions for the periods presented.

Nine Months Ended	Number of Acquisitions	Segment	Product/Service
September 30, 2021	3	Bedding Products Furniture, Flooring & Textile Products Specialized Products	Manufacturer of premium foam for the bedding and furniture industries;

Manufacturer of bent metal tubing for furniture used in office, residential, and other settings;

Manufacturer of high-pressure and high-temperature ducting, flexible joints and components

September 30, 2020	None

Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as liabilities at the acquisition date. We had no material consideration to be paid at a later date for acquisitions at September 30, 2021 or December 31, 2020.
We are finalizing all the information required to complete the purchase price allocations related to the recent acquisitions and do not anticipate any material modifications.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
2021
We acquired three businesses:
•June 4, 2021 - A premium foam and bedding manufacturer serving the UK and Irish marketplace with two manufacturing facilities in the Dublin area. This acquisition will become an integral part of our Bedding Products segment. The purchase price was $119.7 and added $62.0 of goodwill.
•May 31, 2021 - A Polish manufacturer of bent metal tubing for furniture used in office, residential, and other settings. This acquisition will become part of our Furniture, Flooring & Textile Products segment. The purchase price was $5.4 and added $4.4 of goodwill.
•January 30, 2021 - A UK manufacturer specializing in metallic ducting systems, flexible joints, and components for the space, military, and commercial applications. This acquisition expands the capabilities of our aerospace products business to include flexible joint fabrication and will operate within our Specialized Products segment. The purchase price was $27.7 and added $10.5 of goodwill.
2020
No businesses were acquired during the first nine months of 2020.

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
In addition, certain financial statement line items in our Consolidated Condensed Statement of Operations for the three and nine months ended September 30, 2020, our Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2020, and our Consolidated Condensed Balance Sheet as of December 31, 2020, were adjusted as follows:

	As Originally Reported	Effect of Change	As Adjusted
Consolidated Condensed Statement of Operations for the three months ended September 30, 2020
Cost of goods sold	$940.8	$(2.9)	$937.9
Earnings before interest and income taxes	147.3	2.9	150.2
Income taxes	22.0	.7	22.7
Net earnings	104.9	2.2	107.1

Net earnings per share attributable to Leggett & Platt, Inc. common shareholders:
Basic	$.77	$.02	$.79
Diluted	$.77	$.02	$.79

Consolidated Condensed Statement of Operations for the nine months ended September 30, 2020
Cost of goods sold	$2,462.3	$(1.1)	$2,461.2
Net gain from sale of assets and business	(2.5)	.4	$(2.1)
Earnings before interest and income taxes	250.8	.7	251.5
Income taxes	45.5	.1	45.6
Net earnings	144.5	.6	145.1

Net earnings per share attributable to Leggett & Platt, Inc. common shareholders:
Basic	$1.06	$.01	$1.07
Diluted	$1.06	$.01	$1.07

Consolidated Condensed Balance Sheet as of December 31, 2020
Total inventories, net	$645.5	$46.0	$691.5
Deferred income taxes	194.2	11.2	205.4
Retained earnings	2,762.4	34.8	2,797.2

Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2020
Net earnings	$144.5	$.6	$145.1
Writedown of inventories	8.3	1.1	9.4
Deferred income tax (benefit) expense	(12.6)	.1	(12.5)
Other, net	10.6	.4	11.0
Inventories	38.5	(2.2)	36.3

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table recaps the components of inventory for each period presented inclusive of the accounting method change discussed above:

	September 30, 2021	December 31, 2020
Finished goods	$386.0	$302.3
Work in process	72.1	47.1
Raw materials and supplies	512.1	342.1
Inventories	$970.2	$691.5

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

11. EMPLOYEE BENEFIT PLANS
Employer contributions for 2021 are expected to approximate $3.0.

The following table provides interim information as to our domestic and foreign defined benefit pension plans:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Components of net pension expense
Service cost	$3.8	$3.2	$1.3	$1.1
Interest cost	4.5	5.5	1.5	1.8
Expected return on plan assets	(9.5)	(9.0)	(3.2)	(3.0)
Recognized net actuarial loss	3.9	3.0	1.3	.9
Net pension expense	$2.7	$2.7	$.9	$.8

The components of net pension expense, other than the service cost component, are included in the line item “Other (income) expense, net” in the Consolidated Condensed Statements of Operations.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2021
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, July 1, 2021	$1,536.0	$2,885.0	$548.6	$(1,850.1)	$1.8	$(49.3)
Net earnings	97.2	97.2	—	—	—	—
Dividends declared (See Note 6)	(56.1)	(57.4)	1.3	—	—	—
Treasury stock purchased	(.3)	—	—	(.3)	—	—
Treasury stock issued	1.9	—	(.5)	2.4	—	—
Foreign currency translation adjustments	(15.7)	—	—	—	—	(15.7)
Cash flow hedges, net of tax	8.3	—	—	—	—	8.3
Defined benefit pension plans, net of tax	1.0	—	—	—	—	1.0
Stock-based compensation transactions, net of tax	5.3	—	5.3	—	—	—
Ending balance, September 30, 2021	$1,577.6	$2,924.8	$554.7	$(1,848.0)	$1.8	$(55.7)

	Three Months Ended September 30, 2020
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, July 1, 2020	$1,242.4	$2,690.9	$539.8	$(1,871.5)	$.4	$(117.2)
Net earnings	107.1	107.0	—	—	.1	—
Dividends declared (See Note 6)	(53.0)	(54.4)	1.4	—	—	—
Treasury stock purchased	(1.9)	—	—	(1.9)	—	—
Treasury stock issued	1.7	—	(4.1)	5.8	—	—
Foreign currency translation adjustments	26.0	—	—	—	—	26.0
Cash flow hedges, net of tax	3.4	—	—	—	—	3.4
Defined benefit pension plans, net of tax	.4	—	—	—	—	.4
Stock-based compensation transactions, net of tax	3.9	—	3.9	—	—	—
Ending balance, September 30, 2020	$1,330.0	$2,743.5	$541.0	$(1,867.6)	$.5	$(87.4)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine Months Ended September 30, 2021
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2021	$1,425.1	$2,797.2	$545.2	$(1,865.4)	$.5	$(52.4)
Net earnings	297.0	296.9	—	—	.1	—
Dividends declared (See Note 6)	(165.4)	(169.3)	3.9	—	—	—
Treasury stock purchased	(12.1)	—	—	(12.1)	—	—
Treasury stock issued	9.3	—	(20.2)	29.5	—	—
Foreign currency translation adjustments	(16.5)	—	—	—	—	(16.5)
Cash flow hedges, net of tax	10.5	—	—	—	—	10.5
Defined benefit pension plans, net of tax	2.7	—	—	—	—	2.7
Stock-based compensation transactions, net of tax	25.5	—	25.5	—	—	—
Partial sale of business resulting in noncontrolling interest	1.5	—	.3	—	1.2	—
Ending balance, September 30, 2021	$1,577.6	$2,924.8	$554.7	$(1,848.0)	$1.8	$(55.7)

	Nine Months Ended September 30, 2020
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2020	$1,341.9	$2,763.9	$538.1	$(1,883.8)	$.5	$(76.8)
Effect of accounting change on prior years (Topic 326-See Note 7)	(2.5)	(2.5)	—	—	—	—
Adjusted beginning balance, January 1, 2020	1,339.4	2,761.4	538.1	(1,883.8)	.5	(76.8)
Net earnings	145.1	145.0	—	—	.1	—
Dividends declared (See Note 6)	(158.8)	(162.9)	4.1	—	—	—
Treasury stock purchased	(10.5)	—	—	(10.5)	—	—
Treasury stock issued	5.6	—	(21.1)	26.7	—	—
Foreign currency translation adjustments	(13.7)	—	—	—	(.1)	(13.6)
Cash flow hedges, net of tax	.8	—	—	—	—	.8
Defined benefit pension plans, net of tax	2.2	—	—	—	—	2.2
Stock-based compensation transactions, net of tax	19.9	—	19.9	—	—	—
Ending balance, September 30, 2020	$1,330.0	$2,743.5	$541.0	$(1,867.6)	$.5	$(87.4)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended September 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2021	$5.6	$3.6	$(58.5)	$(49.3)
Other comprehensive income (loss)	(15.7)	11.6	—	(4.1)
Reclassifications, pretax [1]	—	(.3)	1.3	1.0
Income tax effect	—	(3.0)	(.3)	(3.3)
Balance, September 30, 2021	$(10.1)	$11.9	$(57.5)	$(55.7)

Balance, July 1, 2020	$(61.1)	$(6.7)	$(49.4)	$(117.2)
Other comprehensive income (loss)	26.0	3.4	(.3)	29.1
Reclassifications, pretax [2]	—	.7	.9	1.6
Income tax effect	—	(.7)	(.2)	(.9)
Balance, September 30, 2020	$(35.1)	$(3.3)	$(49.0)	$(87.4)

[1] 2021 pretax reclassifications are comprised of:
Net trade sales	$—	$(1.5)	$—	$(1.5)
Cost of goods sold; selling and administrative expenses	—	.1	—	.1
Interest expense	—	1.1	—	1.1
Other income (expense), net	—	—	1.3	1.3
Total reclassifications, pretax	$—	$(.3)	$1.3	$1.0

[2] 2020 pretax reclassifications are comprised of:
Net trade sales	$—	$(.3)	$—	$(.3)
Cost of goods sold; selling and administrative expenses	—	(.2)	—	(.2)
Interest expense	—	1.2	—	1.2
Other income (expense), net	—	—	.9	.9
Total reclassifications, pretax	$—	$.7	$.9	$1.6

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine Months Ended September 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$6.4	$1.4	$(60.2)	$(52.4)
Other comprehensive income (loss)	(16.5)	15.1	(.3)	(1.7)
Reclassifications, pretax [1]	—	(1.0)	3.9	2.9
Income tax effect	—	(3.6)	(.9)	(4.5)
Balance, September 30, 2021	$(10.1)	$11.9	$(57.5)	$(55.7)

Balance, January 1, 2020	$(21.5)	$(4.1)	$(51.2)	$(76.8)
Other comprehensive income (loss)	(13.7)	(.2)	(.1)	(14.0)
Reclassifications, pretax [2]	—	1.6	3.0	4.6
Income tax effect	—	(.6)	(.7)	(1.3)
Attributable to noncontrolling interest	.1	—	—	.1
Balance, September 30, 2020	$(35.1)	$(3.3)	$(49.0)	$(87.4)

[1] 2021 pretax reclassifications are comprised of:
Net trade sales	$—	$(4.9)	$—	$(4.9)
Cost of goods sold; selling and administrative expenses	—	.5	—	.5
Interest expense	—	3.4	—	3.4
Other income (expense), net	—	—	3.9	3.9
Total reclassifications, pretax	$—	$(1.0)	$3.9	$2.9

[2] 2020 pretax reclassifications are comprised of:
Net trade sales	$—	$(1.1)	$—	$(1.1)
Cost of goods sold; selling and administrative expenses	—	(.7)	—	(.7)
Interest expense	—	3.4	—	3.4
Other income (expense), net	—	—	3.0	3.0
Total reclassifications, pretax	$—	$1.6	$3.0	$4.6

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$88.0	$—	$88.0
Derivative assets [1] (Note 14)	—	18.5	—	18.5
Diversified investments associated with the ESUP [1]	48.4	—	—	48.4
Total assets	$48.4	$106.5	$—	$154.9
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$.9	$—	$.9
Liabilities associated with the ESUP [1]	48.0	—	—	48.0
Total liabilities	$48.0	$.9	$—	$48.9

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$156.5	$—	$156.5
Derivative assets [1] (Note 14)	—	7.9	—	7.9
Diversified investments associated with the ESUP [1]	45.9	—	—	45.9
Total assets	$45.9	$164.4	$—	$210.3
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$2.5	$—	$2.5
Liabilities associated with the ESUP [1]	45.4	—	—	45.4
Total liabilities	$45.4	$2.5	$—	$47.9
1 Includes both current and long-term amounts.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 1) was approximately $150.0 greater than carrying value of $1,589.1 at September 30, 2021 and was approximately $170.0 greater than carrying value of $1,587.6 at December 31, 2020.
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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of September 30, 2021
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate hedge	Nov 2021	$225.0	$12.3	$—	$—	$—
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, and UK subsidiaries	Mar 2023	157.2	2.0	.1	.2	.2
Future DKK sales of Polish subsidiary	Mar 2023	17.1	—	—	.3	—
Future EUR sales of Chinese, Swiss, and UK subsidiaries	Mar 2023	55.2	1.8	—	—	—
Future MXN purchases of a USD subsidiary	Mar 2023	10.0	.2	—	—	.1
Total cash flow hedges			16.3	.1	.5	.3
Fair value hedges:
Intercompany and third-party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, and USD) in various countries (CAD, CNY, PLN, and USD)	Dec 2021	136.7	1.8	—	—	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Mar 2022	17.8	.3	—	—	—
USD receivable on a CAD subsidiary	Oct 2021	18.5	—	—	.1	—
Total derivatives not designated as hedging instruments			.3	—	.1	—
Total derivatives			$18.4	$.1	$.6	$.3

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2020
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, Swiss and UK subsidiaries	Jun 2022	$149.3	$6.3	$.1	$1.2	$.1
Future MXN purchases of a USD subsidiary	Jun 2022	9.3	.7	.1	—	—
Future DKK sales of a Polish subsidiary	Jun 2022	18.5	—	—	.5	.1
Future EUR sales of Chinese and UK subsidiaries	Jun 2022	46.7	—	—	.2	.1
Total cash flow hedges			7.0	.2	1.9	.3
Fair value hedges:
Intercompany and third-party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, USD and ZAR) in various countries (CAD, CNY, GBP, PLN and USD)	Jun 2021	49.5	.3	—	.1	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Dec 2021	14.4	.4	—	—	—
Hedge of USD receivable on a CAD subsidiary	Jan 2021	18.5	—	—	.2	—
Total derivatives not designated as hedging instruments			.4	—	.2	—
Total derivatives			$7.7	$.2	$2.2	$.3

The following table sets forth the pretax (gains) losses for our hedging activities for the periods presented. This schedule includes reclassifications (including impact of underlying transactions probable of not occurring) from accumulated other comprehensive income (see Note 12) as well as derivative settlements recorded directly to income or expense.

	Caption in Consolidated Condensed Statements of Operations	Amount of (Gain) Loss Recorded in Income Nine Months Ended September 30,		Amount of (Gain) Loss Recorded in Income Three Months Ended September 30,
		2021	2020	2021	2020
Derivatives designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$3.4	$3.4	$1.1	$1.2
Currency cash flow hedges	Net trade sales	(7.4)	1.6	(2.5)	.4
Currency cash flow hedges	Cost of goods sold	.1	(.2)	(.2)	.1
Total cash flow hedges		(3.9)	4.8	(1.6)	1.7
Fair value hedges	Other (income) expense, net	(5.5)	1.0	(1.5)	(1.5)
Derivatives not designated as hedging instruments	Other (income) expense, net	(1.4)	—	(1.2)	.2
Total derivative instruments		$(10.8)	$5.8	$(4.3)	$.4

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
15. OTHER (INCOME) EXPENSE

The components of other (income) expense were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Restructuring (income) charges	$(.3)	$7.6	$—	$5.1
Currency loss (income)	.9	.3	(.5)	1.9
(Gain) loss from diversified investments associated with Executive Stock Unit Program (See Note 8)	(3.9)	(1.1)	.4	(2.3)
Insurance proceeds [1]	(6.6)	—	(6.6)	—
COVID-19 government subsidies [2]	(2.8)	(18.4)	(1.3)	(7.0)
Other (income) expense	(2.8)	.3	(.6)	2.1
	$(15.5)	$(11.3)	$(8.6)	$(.2)
1 This represents the receipt of $5.0 from a business interruption policy for COVID disruptions and $1.6 for storm damage at a manufacturing facility.
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
We deny all allegations in the below Brazilian tax actions. We believe that we have valid bases to contest such actions and are vigorously defending ourselves. However, these contingencies are subject to uncertainties, and based on current known facts, we believe that it is reasonably possible (but not probable) that we may incur losses of approximately $10.3 including interest and attorney fees with respect to these assessments, except for the March 27, 2014 assessment of the $.6 from the State of São Paulo, Brazil (SSP), which has been fully accrued and is discussed below. Therefore, because it is not probable we will incur a loss, no accrual has been recorded for Brazilian value-added tax (VAT) matters (except for the aforementioned March 27, 2014 SSP assessment). As of the date of this filing, we have $7.9 on deposit with the Brazilian government to partially mitigate interest and penalties that may accrue while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.
Brazilian Federal Cases. On December 22 and December 29, 2011, and December 17, 2012, the Brazilian Finance Ministry, Federal Revenue Office (Finance Ministry) issued notices of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (L&P Brazil) in the amount of $1.5 ($2.3 with updated interest), $.1, and $2.6 ($3.1 with updated interest), respectively. The Finance Ministry claimed that for November 2006 and continuing through 2011, L&P Brazil used an incorrect tariff code for the collection and payment of VAT primarily on the sale of mattress innerspring units in Brazil (VAT Rate Dispute). L&P Brazil denied the violations. On December 4, 2015 and October 18, 2018, we filed actions related to the $3.1 assessment and $2.3 assessment, respectively, in Sorocaba Federal Court. On August 17, 2020, the Sorocaba Federal Court ruled in our favor and annulled the $3.1 assessment. On October 9, 2020, the Federal Treasury filed an appeal which is pending.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The $.1 assessment remains pending at the second administrative level. The action seeking to annul the $2.3 assessment also remains pending.
In addition, L&P Brazil received assessments on December 22, 2011; June 26, July 2, and November 5, 2012; September 13, 2013; and September 4, 2014 from the Finance Ministry where it challenged L&P Brazil’s use of tax credits in years 2005 through 2012. Such credits are generated based upon the VAT rate used by L&P Brazil on the sale of mattress innersprings. L&P Brazil filed its defenses denying the assessments. L&P Brazil received aggregate assessments totaling $1.9 updated with interest on these denials of tax credit matters. L&P Brazil filed an appeal on April 16, 2021 after the first level administrative decision denied its defenses to the remaining assessments pending at the first level. On October 27, 2021, L&P Brazil's second administrative level appeal was denied as it relates to $1.1 of the $1.9 aggregated assessments. After the decision is finalized, L&P Brazil will either proceed with a third administrative level appeal or post a cash deposit and file a judicial dispute.
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
State of São Paulo, Brazil Cases. SSP, on October 4, 2012, issued a Tax Assessment against L&P Brazil in the amount of $.9 for the tax years 2009 through 2011 regarding the same VAT Rate Dispute but as applicable to the sale of mattress innerspring units in the SSP (SSP VAT Rate Dispute). On June 21, 2013, the SSP converted the Tax Assessment to a tax collection action against L&P Brazil in the amount of $1.1 ($1.5 with updated interest) in Sorocaba Judicial District Court. L&P Brazil denied all allegations. This case remains pending.
L&P Brazil also received a Notice of Tax Assessment from the SSP dated March 27, 2014 in the amount of $.6 for the tax period January 2011 through August 2012 regarding the SSP VAT Rate Dispute. L&P Brazil filed its response denying the allegations, but the tax assessment was maintained at the administrative level. On June 9, 2016, L&P Brazil filed an action in Sorocaba State Court to annul the entire assessment. The Court ruled against L&P Brazil and the Court of Appeals upheld the unfavorable ruling. The High Court denied our appeal and L&P Brazil filed an interlocutory appeal. On November 5, 2019, SSP announced an amnesty program that provides discounts on penalties and interest on SSP assessments. We decided to move forward with the amnesty program as it relates to the $.6 assessment. We expect to pay $.5 to resolve this matter using a portion of our $.6 cash deposit. On October 6, 2020, the Court began the process of releasing part of L&P Brazil's cash deposit to pay the $.5. On August 27, 2021, L&P Brazil filed motion to expedite the release of the remaining cash deposit and accrued interest in the amount of $.1.
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
Although we deny liability in all threatened or pending litigation proceedings in which we are or may be a party, and believe that we have valid bases to contest all claims threatened or made against us, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in the aggregate, of $1.1 and $.5 at September 30, 2021 and December 31, 2020, respectively. There were no material adjustments to the accrual, including cash payments and expense, for the nine and three month periods ending September 30, 2021 and September 30, 2020. The accrual does not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of September 30, 2021, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of the accruals noted above are estimated to be $10.8, including $10.3 for Brazilian VAT matters disclosed above and $.5 for other matters. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change, we could realize losses in excess of the recorded accruals (and in excess of the $10.8 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.

17. RISKS AND UNCERTAINTIES
Because of the COVID-19 pandemic, various governments in North America, Europe, Asia, and elsewhere instituted, and some have reinstituted, quarantines, shelter-in-place, or stay-at-home orders, or restrictions on public gatherings as well as limitations on social interactions, which have had, and could further have, an adverse effect on the demand for our products.
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
In early 2020, the U.S. and other governments ordered that certain nonwoven fabrics used to produce ComfortCore® innersprings be prioritized to produce medical supplies. This resulted in shortages of the fabrics for non-medical applications beginning in second quarter 2020. These shortages and strong bedding demand caused us to temporarily be unable to supply full industry demand for ComfortCore® and resulted in higher costs for nonwoven fabrics. Beginning in late 2020, nonwoven fabrics supply constraints began to alleviate. As demand improved in mid-2020, we also experienced some temporary labor shortages. In the first nine months of 2021, our supply of nonwoven fabrics, additional staffing, and additional machine capacity has allowed us to increase production and build inventory of ComfortCore® to fulfill expected customer requirements. If we cannot produce an adequate amount of ComfortCore® to meet demand, our results of operations may be negatively impacted.
Depending on the length and severity of the COVID-19 pandemic, the percentage of the population vaccinated, and the effectiveness of the vaccines, our ability to keep our manufacturing operations fully operational, build and maintain appropriate labor levels, obtain necessary raw materials and parts, and ship finished products to customers, from supply chain disruptions or otherwise, may be partially or completely disrupted, either on a temporary or prolonged basis. The continued realization of these risks to our manufacturing operations, labor force, and supply chain could also increase labor, commodity, and energy costs.
Supply chain disruptions have continued into 2021, most notably in chemicals, semiconductors, labor, and transportation, constraining volume growth.
We experienced chemical shortages that began in 2020 resulting in constraints of overall mattress production in the industry, negatively impacting component demand and our finished goods production, and higher pricing for chemicals. In 2020, chemical prices deflated in the first half of the year followed by inflation in the second half of the year as a result of supply shortages. In 2021, chemical prices inflated further due to robust demand and shortages from severe weather, supplier production disruptions, port delays, and logistics challenges. The supply shortages resulted in significant restrictions by producers. Supply availability has slowly improved but remains challenging and dynamic. We import certain chemicals to supplement domestic supply, but port delays and logistics issues are limiting access to those products. We now see these challenges continuing into 2022.
Currently there is a shortage of microchips in the automotive industry. Our Automotive Group uses the microchips in seat comfort products, and to a lesser extent in motors and actuators. Although, to date, our Automotive Group has been able to obtain an adequate supply of microchips, we are dependent on our suppliers to deliver these microchips in accordance with our production schedule, and a shortage of the microchips can disrupt our operations and our ability to deliver products to our customers. Also, because of the industry shortage, automotive OEMs and other suppliers have not been able to secure an

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
adequate supply of microchips, and as a result have reduced or completely shut down their production of some automobiles or parts, which in turn has reduced, and may continue to reduce, our sale of products. Consumer demand remains strong and vehicle inventory remains at record low levels. Once supply chains stabilize, the industry should see improving production. Industry forecasts indicate recovery starting in the back half of next year and continuing through 2023. If we cannot secure an adequate supply of microchips in our supply chain, and the microchips cannot be sourced from a different supplier, or the automotive OEMs and other suppliers continue to reduce their production as a result of such shortage, this may negatively impact our sales, earnings, and financial condition.
Because of shortages in the labor markets, several industries in which we operate have experienced challenges in hiring and maintaining adequate workforce levels, as well as increased labor costs. If this continues, our results of operations may be negatively impacted.
The United States Occupational Safety and Health Administration (OSHA) has released an emergency temporary standard (ETS) requiring private employers with 100 or more employees to mandate vaccination or weekly testing with masking requirements for their unvaccinated employees. We will be subject to the ETS, and it is unclear at this point what impact it will have on our labor force. It is possible that we could experience a disruption in our ability to retain necessary labor levels because of the ETS, which may impact our ability to manufacture and deliver products to our customers. The ETS may also create disruptions to our suppliers and customers.
Some facilities have experienced disruptions in logistics necessary to import, export, or transfer raw materials or finished goods, which has generally resulted in increased freight costs that are typically passed through to our customers. Our supply chains have also been hampered by congested ports.

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
Our Segments
Our operations are comprised of over 130 production facilities located in 18 countries around the world. Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. Our segments are described below.
Bedding Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private-label finished mattresses for bedding brands and adjustable bed bases. This segment is also vertically integrated into the production and supply of specialty foam chemicals, steel rod, and drawn steel wire to our own operations and to external customers. Our trade customers for wire make mechanical springs and many other end products. This segment generated 48% of our trade sales during the first nine months of 2021.
Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries. This segment contributed 20% of our trade sales in the first nine months of 2021.
Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private-label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components. This segment contributed 32% of our trade sales in the first nine months of 2021.
COVID-19 Impacts on our Business
The impact of the COVID-19 pandemic began in January 2020, directly affecting our operations in China, as well as the global supply chain. The crisis accelerated, impacting virtually all geographies by mid-March of 2020. The pandemic had, and could further have, depending on the length and severity of the pandemic, the percentage of the population vaccinated, and the effectiveness of the vaccines, an adverse impact, in varying degrees, to among other things (i) the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries; (ii) our manufacturing operations' ability to remain fully operational, obtain necessary raw materials and parts, maintain appropriate labor levels, and ship finished products to customers from supply chain disruptions or otherwise; (iii) operating costs related to pay and benefits for terminated employees; (iv) the collection of trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency; (v) impairment of goodwill and long-lived assets; and (vi) our ability to borrow under our credit facility in compliance with restrictive covenants; all of which, in the aggregate, had, and could further have, a negative impact on our trade sales, earnings, cash flow, and financial condition.

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

The fixed cost actions we took in 2020 reduced our 2021 fixed costs by $20 million each quarter. As we move through the remainder of 2021, we expect to focus on controlling our costs by only adding fixed costs as necessary to support higher volume and future growth opportunities.

Below is a more in-depth discussion of the various impacts of COVID-19 on our business.

Demand for our Products. Various governments in North America, Europe, Asia, and elsewhere instituted, and some have reinstituted, quarantines, shelter-in-place, or stay-at-home orders, or restrictions on public gatherings as well as limitations on social interactions, which have had, and could further have, an adverse effect on the demand for our products.
Trade sales in the third quarter of 2021 were up 9% versus the third quarter of 2020, primarily from raw material-related price increases. Trade sales in the first nine months of 2021 increased 21% versus the first nine months of 2020, primarily from raw material-related price increases and volume growth from recovery in most of our businesses from the significant impacts related to the COVID-19 pandemic.

Impact on our Manufacturing Operations. We have manufacturing facilities in 18 countries. All of these countries have been affected by the COVID-19 pandemic. Our facilities are open, but we have, from time to time, some capacity restrictions on our plants due to governmental orders in various parts of the world. We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition, or re-imposition, of restrictive social measures, mandatory closures of retail establishments that sell our products or our customers’ products, travel restrictions, and restrictions on the import or export of products.
In early 2020, the U.S. and other governments ordered that certain nonwoven fabrics used to produce ComfortCore® innersprings be prioritized to produce medical supplies. This resulted in shortages of the fabrics for non-medical applications beginning in second quarter 2020. These shortages and strong bedding demand caused us to temporarily be unable to supply full industry demand for ComfortCore® and resulted in higher costs for nonwoven fabrics. Beginning in late 2020, nonwoven fabrics supply constraints began to alleviate. As demand improved in mid-2020, we also experienced some labor shortages. In the first nine months of 2021, our supply of nonwoven fabrics, additional staffing, and additional machine capacity allowed us to increase production and build inventory of ComfortCore® to fulfill expected customer requirements.
Our inability to keep our manufacturing operations fully operational, build and maintain appropriate labor levels, obtain necessary raw materials and parts, and ship finished products to customers from supply chain disruptions or otherwise may increase labor, transportation, and commodity costs and otherwise negatively impact our results of operations.
We have implemented comprehensive safety protocols focused on protecting our employees and ensuring a safe work environment. Our protocols include enhanced disinfecting in targeted areas, contact tracing, and mandating certain quarantine and self-isolation periods for employees who test positive for COVID-19 or may have had close contact with someone who tested positive for COVID-19. A significant increase in COVID-19 cases among our employees may disrupt our ability to maintain necessary labor levels and produce and deliver products to our customers if we are unable to shift production to other manufacturing facilities.

The United States Occupational Safety and Health Administration (OSHA) has released an emergency temporary standard (ETS) requiring private employers with 100 or more employees to mandate vaccination or weekly testing with masking requirements for their unvaccinated employees. We will be subject to the ETS, and it is unclear at this point what impact it will have on our labor force. It is possible that we could experience a disruption in our ability to retain necessary labor levels because of the ETS, which may impact our ability to manufacture and deliver products to our customers. The ETS may also create disruptions to our suppliers and customers.

Severance Costs Related to Workforce Reductions. To align our variable cost structure to reduced demand for our products in certain business units, we decreased the size of our workforce in 2020. We incurred severance costs of $7 million in 2020 ($5 million in the third quarter of 2020). We have not incurred significant severance costs in 2021 and we do not expect any additional material charges. However, if circumstances change because of lack of demand, additional governmental restrictions related to our facilities, or otherwise, we may incur future material separation costs.

Collection of Trade and Notes Receivables. Some of our customers and other third parties have been adversely affected by the social and governmental restrictions and limitations related to the COVID-19 pandemic. If these parties suffer significant financial difficulty, they may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms to these parties. If we are unable to collect trade receivables and other notes receivables on a timely basis, larger provisions for bad debt may be required. We are closely monitoring accounts receivable and collections. However, at September 30, 2021, the level of our accounts receivable in current status was at or above pre-COVID-19 levels. We had a $2 million reduction of bad debt expense during the nine months ended September 30, 2021 reflecting continued positive trends in customer payment experience and a lower qualitative risk for improved macroeconomic conditions.

Impairment of Goodwill and Long-Lived Assets. A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At September 30, 2021, goodwill and other intangible assets represented $2.2 billion, or 42% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 21% of total assets.
Our annual goodwill impairment testing performed in the second quarter of 2021 indicated no goodwill impairments. At September 30, 2021 fair value exceeded carrying value by less than 100% for two reporting units as summarized in the table below:

	Fair value in excess of carrying value		Goodwill
	Goodwill impairment testing as performed in the second quarter 2021	Goodwill impairment testing as performed in the second quarter 2020	As of September 30, 2021
Aerospace	28%	51%	$70	million
Work Furniture	85%	25%	$101	million
The decrease in fair value for Aerospace, as compared to 2020, is reflective of industry trends. Demand for fabricated duct assemblies is near second quarter 2019 levels, but demand for welded and seamless tube products is still well below pre-pandemic levels. With the lingering impact from pandemic-related disruption in air travel and resulting buildup of aircraft and supply chain inventories, the industry is not anticipated to return to 2019 demand levels until 2024. While there is also a lag in recovery in the Work Furniture reporting unit, we continue to see strong demand for products sold for residential use and are beginning to see improved demand in the contract market. We are continuing to monitor all factors impacting these industries. If the adverse economic impact from the COVID-19 pandemic is longer than expected, we may not be able to achieve projected performance levels. If actual results of any of our reporting units materially differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur future impairment charges. These non-cash charges could have a material negative impact on our earnings.
Our Ability to Borrow under our Credit Facility. Our multi-currency credit facility was amended effective September 30, 2021 and matures in September 2026. It provides us the ability, from time to time subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.2 billion. Our Leverage Ratio covenant requires us to maintain as of the last day of each fiscal quarter i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to ii) Consolidated EBITDA for the four consecutive trailing quarters, such ratio not being greater than 3.50 to 1.00, provided, however, subject to certain limitations, if we have made a Material Acquisition in any fiscal quarter, at our election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters. In addition, the amount of total secured debt may not exceed 15% of our total consolidated assets. Also, we are restricted in our ability to sell, lease, transfer or dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization Transaction (as defined in the Credit Agreement), products sold in the ordinary course of business and our ability to sell, lease, transfer or dispose of any of the assets of the Company or one of its subsidiaries to the Company or one of its subsidiaries, as applicable) at any given point in time. At September 30, 2021, we were in compliance with all of our debt covenants and expect to be able to maintain compliance with the debt covenant requirements.

Our credit facility serves as back-up for our commercial paper program. At September 30, 2021, we had $470 million of commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month consolidated EBITDA, unrestricted cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month consolidated EBITDA, unrestricted cash, and debt levels at September 30, 2021, our borrowing capacity under the credit facility was $730 million at September 30, 2021. However, this may not be indicative of the actual borrowing capacity going forward, which may be materially different depending on our consolidated EBITDA, unrestricted cash, debt levels, and leverage ratio requirements at that time. Also, our access to the commercial paper market may be restricted depending on the impact of the COVID-19 pandemic to the short-term debt markets.

Relief under the CARES Act, Foreign Governmental Subsidies and Business Interruption Insurance Claim. We deferred $19 million of our 2020 payment of employer's Social Security match into 2021 and 2022 as provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Half of the amount is due on December 31, 2021 and half on December 31, 2022. Although we did not receive a significant amount of government subsidies in our international locations for the nine months ended September 30, 2021, we received $18 million for the nine months ended September 30, 2020 and $21 million for the full year 2020. These deferrals and subsidies are not expected to have a material impact on our short- or long-term financial condition, results of operations, liquidity, or capital resources and do not contain material restrictions on our operations, sources of funding or otherwise. In the third quarter 2021, we received $5 million of insurance proceeds from a business interruption claim due to COVID-19 pandemic disruptions.
Supply Chain Disruptions
We have experienced significant supply chain disruptions related to semiconductor (microchip) shortages, foam chemical shortages, labor availability, and freight challenges, as well as higher costs associated with each of these issues. This has resulted in reduced volume and higher costs in many of our businesses, including our Automotive business and Bedding Products segment, primarily related to negative impacts on component demand and finished goods production. For more information regarding supply chain disruptions, see "Raw Material and Labor Costs."
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
Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Over the past few years, we have seen varying degrees of inflation and deflation in U.S. steel pricing. In 2020, steel costs deflated modestly through the majority of the year followed by significant inflation late in the year. Steel costs inflated even further in the first half of 2021 but deflated modestly in the third quarter.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). In the first half of 2021, steel rod price increases outpaced steel scrap price increases and continued to increase in the third quarter resulting in significantly expanded metal margins within the steel industry. If these expanded metal margins are sustained, our steel rod mill should continue to experience enhanced profitability.
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. In 2020, chemical prices deflated in the first half of the year followed by inflation in the second half of the year as a result of supply shortages. In 2021, chemical prices inflated further due to robust demand and shortages from severe weather, supplier production disruptions, port delays, and logistics challenges. The supply shortages resulted in significant restrictions by producers. Supply availability has slowly improved but remains challenging and dynamic. We import certain chemicals to supplement domestic supply, but port delays and logistics issues are limiting access to those products. We now see these challenges continuing into 2022.

Currently there is a shortage of microchips in the automotive industry. Our Automotive Group uses the microchips in seat comfort products, and to a lesser extent in motors and actuators. Although, to date, our Automotive Group has been able to obtain an adequate supply of microchips, we are dependent on our suppliers to deliver these microchips in accordance with our production schedule, and a shortage of the microchips can disrupt our operations and our ability to deliver products to our customers. Also, because of the industry shortage, automotive OEMs and other suppliers have not been able to secure an adequate supply of microchips, and as a result have reduced or completely shut down their production of some automobiles or parts, which in turn has reduced, and may continue to reduce, our sale of products. Consumer demand remains strong and vehicle inventory remains at record low levels. Once supply chains stabilize, the industry should see improving production. Industry forecasts indicate recovery starting in the back half of next year and continuing through 2023. If we cannot secure an adequate supply of microchips in our supply chain, and the microchips cannot be sourced from a different supplier, or the automotive OEMs and other suppliers continue to reduce their production as a result of such shortage, this may negatively impact our sales, earnings, and financial condition.
Because of shortages in the labor markets, several industries in which we operate have experienced challenges in hiring and maintaining adequate workforce levels, as well as increased labor costs. If this continues, our results of operations may be negatively impacted.
Some facilities have experienced disruptions in logistics necessary to import, export, or transfer raw materials or finished goods, which has generally resulted in increased freight costs that are typically passed through to our customers. Our supply chains have also been hampered by congested ports.
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
Recent Acquisitions

On June 4, 2021, we acquired Kayfoam for a cash purchase price of $120 million. Kayfoam is a premium foam and bedding manufacturer serving the United Kingdom and Irish markets with two manufacturing facilities in the Dublin area and annual sales of approximately $80 million. Its results will be reported in the Bedding Products segment.

On May 31, 2021, we purchased a Polish manufacturer of bent metal tubing for furniture used in office, residential, and other settings for a cash purchase price of $5 million. This acquisition will operate within our Furniture, Flooring & Textile Products segment.

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

Climate Change
Change in Laws, Policies and Regulations. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gas emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. We have over 130 production facilities worldwide. Some of our facilities are engaged in manufacturing processes that produce greenhouse gas emissions, including carbon dioxide. We also maintain a fleet of over-the-road tractor trailers that emit greenhouse gases. We have developed and implemented a company-wide environmental management system to ensure we are compliant with environmental regulations everywhere we operate, and to drive continual improvement in environmental sustainability. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. To the extent our customers are subject to any of these or other similar proposed or newly enacted laws and regulations, additional costs by customers to comply with such laws and regulations could impact their ability to operate at similar levels in certain jurisdictions, which could adversely impact their demand for our products and services. Also, if these laws or regulations impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. To date, however, we have not experienced a material impact from climate change legislative and regulatory efforts.

Indirect Consequences of Climate-Related Business Trends. We have experienced (due to severe weather impacts) supply shortages in chemicals which have restricted foam supply. The restriction of foam supply has constrained overall mattress production in the bedding industry and has reduced our production levels. The cost of chemicals and foam has also increased due to the shortages.

Physical Effects of Climate Change. We have experienced increased property insurance premiums, in part, due to enhanced weather-related risks, but this increase in premiums has not had a material impact on our results of operations or financial condition.

Compliance Costs Related to Climate Change. To date, we have not experienced a material increase in climate-related compliance costs.
Sale of Real Estate
In the second quarter 2021, we sold certain real estate associated with our exited Fashion Bed business in the Bedding Products segment and recognized a gain of approximately $28 million on the transaction.
Change in Method for Valuing Inventories from Last-In, First-Out (LIFO) Cost Method
As of January 1, 2021, we changed our method for valuing certain inventories (primarily domestic steel-related inventories) to the First-in, First-out (FIFO) cost method from the LIFO cost method. The effects of this change have been retrospectively applied to all periods presented. With the change from LIFO to FIFO, we expect to make tax payments of $21 million, in the aggregate, during the years 2021-2023 based on current tax rates. The cash outlay during 2021 will approximate $11 million. See Note 10 to the Consolidated Condensed Financial Statements on page 17 for additional information.
RESULTS OF OPERATIONS
Discussion of Consolidated Results
Third Quarter:
Trade Sales were $1,319 million in the current quarter, a 9% increase versus the third quarter 2020. Organic sales increased 8%. Raw material-related selling price increases of 13% and currency benefit of 1% were partially offset by volume declines of 6%. Volume was down largely due to supply chain constraints impacting the Bedding and Automotive markets. Acquisitions, net of divestitures, increased sales 1%.
Earnings Before Interest and Taxes (EBIT) decreased 4%, to $144 million, primarily from lower volume partially offset by metal margin expansion in our Steel Rod business.

Earnings Per Share (EPS) decreased to $.71 in the current quarter, versus $.79 in the third quarter of 2020. This decline reflects lower EBIT and a higher tax rate ($.05/share), primarily from retroactive benefits related to certain tax regulations issued in the third quarter of last year.
Nine Months:
Trade Sales were $3,740 million in the first nine months of 2021, a 21% increase versus the same period last year. Organic sales increased 21%, with volume up 8% from recovery in most of our businesses and increased demand versus the first nine months of 2020, which were significantly impacted by the COVID-19 pandemic. Raw material-related selling price increases of 11% and currency benefit of 2% added to sales growth. Acquisitions and divestitures offset.
EBIT increased 76% to $444 million, primarily from volume growth, an approximately $28 million gain on the sale of real estate associated with our exited Fashion Bed business, metal margin expansion, and the non-recurrence of a $25 million goodwill impairment charge in Hydraulic Cylinders.
EPS increased to $2.17 for the first nine months of 2021, versus $1.07 in the same period of 2020, primarily from volume growth, a real estate gain, metal margin expansion, and the non-recurrence of a goodwill impairment charge as discussed above.
Net Interest Expense and Income Taxes
2021 net interest expense was $5 million and $2 million lower than the nine and three months ended September 30, 2020, respectively.

Our worldwide effective tax rate was 23% for the third quarter of 2021, compared to 17% for the same quarter last year. While the U.S. statutory federal income tax rate was 21% in both years, our tax rate benefited from earnings in non-U.S. jurisdictions, reducing our effective tax rate by 1% in 2021 and 3% in 2020. Conversely, our tax rate increased in both years due to foreign withholding taxes (2% in 2021 and 2020). Tax on Global Intangible Low-Taxed Income (GILTI) increased our 2021 tax rate by 1%, but provided a net benefit of 3% in 2020 due to the cumulative effect of GILTI high-tax exception regulations issued during the third quarter of 2020.
For the full year, we are anticipating an effective tax rate of approximately 23%, including the impact of discrete tax items that we expect to occur in the fourth quarter. We utilize prudent tax planning strategies for opportunities to optimize our tax rate, but other factors, such as our overall profitability, the mix and level of earnings among jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits, and the effect of tax law changes can also influence our rate.
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

Trade Sales (Dollar amounts in millions)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Change in Trade Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$664.1	$589.8	$74.3	12.6%	11.6%
Specialized Products	235.6	242.9	(7.3)	(3.0)	(4.4)
Furniture, Flooring & Textile Products	419.5	374.9	44.6	11.9	11.7
Total	$1,319.2	$1,207.6	$111.6	9.2%	8.4%

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Bedding Products	$81.1	$75.8	$5.3	7.0%	12.2%	12.9%
Specialized Products	22.4	32.6	(10.2)	(31.3)	9.5	13.4
Furniture, Flooring & Textile Products	41.1	42.5	(1.4)	(3.3)	9.8	11.3
Intersegment eliminations & other	(.4)	(.7)	.3
Total	$144.2	$150.2	$(6.0)	(4.0)%	10.9%	12.4%

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Depreciation and Amortization (Dollar amounts in millions)
Bedding Products	$27.3	$26.6
Specialized Products	11.7	10.7
Furniture, Flooring & Textile Products	6.0	6.3
Unallocated [2]	1.6	3.4
Total	$46.6	$47.0

1 This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the respective segment discussion below below for a reconciliation of the change in total segment trade sales to organic sales.

2 Unallocated consists primarily of depreciation and amortization on non-operating assets.
Bedding Products
Trade sales increased $74 million, or 13%. Organic sales increased 12%, with raw material-related selling price increases primarily from inflation in steel, chemicals, and nonwoven fabrics of 19% and currency benefit of 1% partially offset by volume declines of 8%. Volume was down primarily from challenges with chemical constraints and labor availability in the U.S. bedding market and European demand returning to more seasonal levels. The Kayfoam acquisition, net of divestitures of small operations in Drawn Wire, increased trade sales 1%.
EBIT increased $5 million, primarily from higher metal margin, partially offset by lower volume, production inefficiencies driven by supply chain constraints, and higher freight costs.
    Specialized Products
Trade sales decreased $7 million, or 3%. Organic sales decreased 4%, with volume declines of 7% partially offset by currency benefit of 3%. Volume was down primarily from lower sales in Automotive due to semiconductor shortages impacting global automotive production, partially offset by sales growth in Hydraulic Cylinders and Aerospace. An Aerospace acquisition added 1% to trade sales.
EBIT decreased $10 million, primarily from lower volume in Automotive.

Furniture, Flooring & Textile Products
Trade sales increased $45 million, or 12%. Organic Sales increased 12%, from raw material-related selling price increases of 13% and a volume decrease of 1%, with growth in Work Furniture and Home Furniture offset by declines in Textiles and Flooring. Acquisitions increased trade sales less than 1%.
EBIT decreased $1 million, primarily from volume.
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

Trade Sales (Dollar amounts in millions)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Change in Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$1,808.6	$1,491.0	$317.6	21.3%	22.2%
Specialized Products	734.9	618.2	116.7	18.9	17.4
Furniture, Flooring & Textile Products	1,196.2	989.0	207.2	21.0	20.8
Total	$3,739.7	$3,098.2	$641.5	20.7%	20.8%

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Bedding Products	$245.3	$123.0	$122.3	99.4%	13.6%	8.2%
Specialized Products	85.0	40.6	44.4	109.4	11.6	6.6
Furniture, Flooring & Textile Products	114.1	91.6	22.5	24.6	9.5	9.3
Intersegment eliminations & other	(.6)	(3.7)	3.1
Total	$443.8	$251.5	$192.3	76.5%	11.9%	8.1%

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Depreciation and Amortization (Dollar amounts in millions)
Bedding Products	$79.8	$79.7
Specialized Products	35.0	32.5
Furniture, Flooring & Textile Products	18.1	19.1
Unallocated [2]	7.9	9.7
Total	$140.8	$141.0

1This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to each respective segment discussion below for a reconciliation of the change in total segment trade sales to organic sales.

2 Unallocated consists primarily of depreciation and amortization on non-operating assets.

Bedding Products
Trade sales increased $318 million, or 21%. Organic sales increased 22%. Raw material-related selling price increases and currency benefit added 18% to sales and volume increased sales 4%. Divestitures (small operations in Drawn Wire), net of the Kayfoam acquisition completed in June, reduced trade sales 1%.
EBIT increased $122 million, primarily from higher metal margin, pricing discipline, volume growth, and a $28 million gain on the sale of real estate associated with our former Fashion Bed business.

    Specialized Products
Trade sales increased $117 million, or 19%. Organic sales grew 17%, driven by volume growth of 11% and currency benefit of 6%. An Aerospace acquisition completed in January added 2% to trade sales.
EBIT increased $44 million, primarily from volume growth and the non-recurrence of a $25 million goodwill impairment charge in Hydraulic Cylinders.
Furniture, Flooring & Textile Products
Trade sales increased $207 million, or 21%. Organic Sales increased 21% from volume increase of 11%, raw material-related selling price increases of 9%, and currency benefit of 1%. Acquisitions increased trade sales less than 1%.
EBIT increased $23 million, primarily from volume growth.

LIQUIDITY AND CAPITALIZATION
Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the nine months ended September 30, 2021 was $80.4 million, down $303.4 million from the same period last year, primarily from inflationary impacts and planned working capital investments to rebuild and maintain higher inventory levels in our Rod, Wire, and U.S. Spring businesses, which more than offset higher earnings.
We closely monitor our working capital levels and ended the quarter with adjusted working capital at 14.3% of annualized trade sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities, and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed on page 45, substantially all of these funds are held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Amounts in millions)	September 30, 2021	December 31, 2020
Current assets	$1,983.6	$1,658.1
Current liabilities	1,338.0	1,006.0
Working capital	645.6	652.1
Cash and cash equivalents	234.7	348.9
Current debt maturities and current portion of operating lease liabilities	344.0	93.3
Adjusted working capital	$754.9	$396.5
Annualized trade sales [1]	$5,276.8	$4,728.0
Working capital as a percent of annualized trade sales	12.2%	13.8%
Adjusted working capital as a percent of annualized trade sales	14.3%	8.4%
1 Annualized trade sales equal third quarter 2021 trade sales of $1,319.2 million and fourth quarter 2020 trade sales of $1,182.0 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	September 30, 2021	December 31, 2020	September 30, 2020		September 30, 2021	December 31, 2020	September 30, 2020
Trade Receivables	$670.2	$535.2	$621.8	DSO [1]	47	47	47

Inventories	$970.2	$691.5	$625.0	DIO [2]	84	74	61

Accounts Payable	$607.1	$552.2	$494.1	DPO [3]	53	55	48

1Days sales outstanding
a. Quarterly: end of period trade receivables ÷ (quarterly net trade sales ÷ number of days in the period)
b. Annually: ((beginning of year trade receivables + end of period trade receivables) ÷ 2) ÷ (net trade sales ÷ number of days in the period)
2Days inventory on hand
a. Quarterly: end of period inventory ÷ (quarterly cost of goods sold ÷ number of days in the period)
b. Annually: ((beginning of year inventory + end of period inventory) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period)
3Days payables outstanding
a. Quarterly: end of period accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the period)
b. Annually: ((beginning of year accounts payable + end of period accounts payable) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period)

We continue to monitor all elements of working capital in order to optimize cash flow.

Trade Receivables - Our trade receivables increased at September 30, 2021 compared to both December 31 and September 30, 2020. Our DSO remained consistent between all three periods. Increased accounts receivable are primarily associated with raw material-related selling price increases. In addition, acquisitions added a small amount to our accounts receivable. Our allowance for doubtful accounts decreased by $2 million during the first three quarters of 2021, reflecting lower qualitative risk compared to 2020 due to improved macroeconomic conditions and continued strong customer payment trends. We are closely monitoring accounts receivable and collections. We monitor all accounts for possible loss. We also monitor general macroeconomic conditions and other items that could impact the expected collectibility of all customers, or pools of customers, with similar risk. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based upon the facts and circumstances for each individual customer, as well as pools of customers, with similar risk.

Inventories - Our inventories and DIO increased at September 30, 2021 compared to both December 31 and September 30, 2020. Inventories increased due to inflation, to support anticipated growth, and to ensure consistent supply to our customers. We have rebuilt inventory in our Steel Rod, Drawn Wire, and U.S. Spring businesses following severe depletion in 2020, and are holding slightly higher levels of inventory in order to meet anticipated customer demand as foam and labor availability improves across the industry. We plan to take our rod mill out of operation for approximately three weeks near the end of this year to replace the reheat furnace and are holding additional safety stock as a precautionary measure. As a result, higher levels of inventory in these businesses are expected through the remainder of the year and will likely alter our normal seasonal cash flow cycle to some degree. Acquisitions also added a small amount to our inventories. Our recent increased inventory levels are not indicative of slow-moving or potential inventory obsolescence. We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves.

Accounts Payable - Our accounts payable increased at September 30, 2021 compared to both December 31 and September 30, 2020. At September 30, 2021, our DPO decreased slightly compared to December 31 but increased compared to September 30, 2020. The increased accounts payable balances and the rise in DPO as compared to last year were primarily related to the inventory factors discussed above. Our payment terms did not change meaningfully since last year and we have continued to focus on optimizing payment terms with our vendors. We continue to look for ways to establish and maintain favorable payment terms through our significant purchasing power and also utilize third-party services that offer flexibility to our vendors, which in turn helps us manage our DPO as discussed below.

Accounts Receivable and Accounts Payable Programs - We have participated in trade receivables sales programs in combination with third-party banking institutions and certain customers for the last few years. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $35 million and $45 million of trade receivables that were sold and removed from our Consolidated Condensed Balance Sheets at September 30, 2021 and December 31, 2020, respectively. These sales reduced our quarterly DSO by roughly two days and three days, and the impact to year-to-date operating cash flow, (used) or provided, was approximately ($10) million and $5 million, at September 30, 2021 and December 31, 2020, respectively.
For accounts payable, we have historically looked for ways to optimize payment terms through utilizing third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. As such, there is no direct impact on our DPO, accounts payable, operating cash flows, or liquidity. The accounts payable settled through the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $115 million and $105 million at September 30, 2021 and December 31, 2020, respectively.
While we utilize the above items as tools in our cash flow management, and offer them as options to facilitate customer and vendor operating cycles, if there were to be a cessation of these programs, we do not expect it would materially impact our operating cash flows or liquidity.
Uses of Cash
Finance Capital Requirements
We are making investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We expect capital expenditures to approximate $120 million in 2021 of which we have spent $76 million as of September 30, 2021. Our employee incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.
Our long-term, 6-9% annual revenue growth objective envisions periodic acquisitions. With the deleveraging progress made over the past year, we are in a strong position to capture both near- and long-term growth opportunities that add capabilities or products to our existing business.
In the first quarter of 2021, we acquired a small aerospace manufacturer of metallic ducting systems, flexible joints and components for space, military and commercial applications for a cash price of $28 million. In the second quarter of 2021, we acquired a small Polish manufacturer of bent metal tubing for furniture used in office, residential, and other settings for a cash price of $5 million. We also acquired a premium foam and bedding manufacturer serving the United Kingdom and Irish markets for a cash price of $120 million. Additional details about acquisitions are discussed in Note 9 to the Consolidated Condensed Financial Statements on page 16.
Pay Dividends
Dividends are one of the primary means by which we return cash to shareholders. In August, we declared a quarterly dividend of $.42 per share, which represented a $.02 or 5.0% increase versus third quarter of 2020.
Our long-term targeted dividend payout ratio is approximately 50% of adjusted EPS (which excludes special items such as significant tax law impacts, impairment charges, restructuring-related charges, divestiture gains, litigation accruals, and settlement proceeds).

Repurchase Stock
Our long-term priorities for uses of cash remain: fund organic growth, pay dividends, fund strategic acquisitions, and repurchase stock with available cash. With the increase in leverage from our acquisition of ECS in January 2019, we are prioritizing debt repayment after funding organic growth and dividends, and as a result, we are temporarily limiting share repurchases. We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable.
Capitalization
The following table presents our key debt and capitalization statistics:

(Dollar amounts in millions)	September 30, 2021	December 31, 2020

Total debt excluding revolving credit/commercial paper	$1,596.0	$1,900.2
Less: Current maturities of long-term debt	300.4	50.9
Scheduled maturities of long-term debt	1,295.6	1,849.3
Average interest rates [1]	3.8%	3.7%
Average maturities in years [1]	5.1	5.3
Revolving credit/commercial paper [2]	470.0	—
Average interest rate on period-end balance outstanding	.3%	—%
Average interest rate during the period (2021-three months;2020-twelve months)	.2%	2.0%
Total long-term debt	1,765.6	1,849.3
Deferred income taxes and other liabilities	553.9	519.6
Shareholders’ equity and noncontrolling interest	1,577.6	1,425.1
Total capitalization	$3,897.1	$3,794.0
Unused committed credit:
Long-term	$730.0	$1,200.0
Short-term	—	—
Total unused committed credit [2]	$730.0	$1,200.0

Cash and cash equivalents	$234.7	$348.9

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year end 2020 and at the end of the third quarter of 2021, had a total authorized program amount of $1,200. However, our borrowing capacity may be limited by covenants to our credit facility.

Commercial Paper Program and Term Loan Financing
On January 16, 2019, we acquired ECS for a cash purchase price of approximately $1.25 billion (the ECS Acquisition). In conjunction with this acquisition, we expanded the borrowing capacity under our credit facility from $800 million to $1.2 billion, extended the term to January 2024, and correspondingly increased permitted borrowings under our commercial paper program primarily to finance the ECS Acquisition. The ECS Acquisition was financed through the issuance of approximately $750 million of commercial paper (of which roughly $500 million was subsequently refinanced through the public issuance of 10-year 4.4% notes due 2029) and the issuance of a $500 million five-year Term Loan A with our current bank group, pursuant to which we paid principal in the amount of $12.5 million each quarter and were required to pay the remaining principal at maturity. On August 31, 2021, we pre-paid the remaining $280 million outstanding principal under the Term Loan A utilizing borrowings under our commercial paper program.
On September 30, 2021, we amended our existing $1.2 billion credit facility, extending the term to September 30, 2026.

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

(Amounts in millions)	September 30, 2021	December 31, 2020
Total authorized program	$1,200.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	470.0	—
Letters of credit issued under the credit agreement	—	—
Total program usage	470.0	—
Total program available	$730.0	$1,200.0
The average and maximum amounts of commercial paper outstanding during the third quarter of 2021 were $303 million and $531 million, respectively. At quarter end, we had no letters of credit outstanding under the credit facility, but we had issued $46 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long-term, and subject to our capital needs, market conditions, and alternative capital market opportunities, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper notes. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit facility maturing in 2026 discussed above.
With cash on hand, operating cash flow, our commercial paper program and/or our credit facility, and our ability to obtain debt financing, we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations.
Our credit facility was amended effective September 30, 2021 and contains revised restrictive covenants. The amended covenants (a) require us to maintain as of the last day of each fiscal quarter i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to ii) Consolidated EBITDA for the four consecutive trailing quarters, such ratio not being greater than 3.50 to 1.00, provided, however, subject to certain limitations, if we have made a Material Acquisition in any fiscal quarter, at our election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) limit the amount of total secured debt to 15% of our total consolidated assets, and (c) limit our ability to sell, lease, transfer or dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization Transaction, products sold in the ordinary course of business and our ability to sell, lease, transfer or dispose of any of the assets of the Company or one of its subsidiaries to the Company or one of its subsidiaries, as applicable) at any given point in time; each (a), (b) and (c) above as determined by the terms of the Credit Agreement, filed with the SEC on October 1, 2021 as Exhibit 10.1 to our Current Report on Form 8-K. At September 30, 2021, we were in compliance with all of our debt covenants and expect to maintain compliance with the debt covenant requirements. For more information about the restrictive covenants in our credit facility, see "Our Ability to Borrow under our Credit Facility" on page 33.
Outstanding Debt to Mature in August 2022
In August of 2022, we have $300 million of senior notes that will mature. The senior notes bear interest at a coupon rate of 3.40%. We are evaluating financing alternatives for the repayment of commercial paper borrowings and/or these notes at maturity, which may include cash on hand, operating cash flow, and/or our credit facility, accessing the capital markets, or a combination of these sources. We believe we have sufficient sources of funds available to repay maturing debt, as well as support our ongoing operations.
Accessibility of Cash
At September 30, 2021, we had cash and cash equivalents of $235 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations. During the first nine months of 2021, we brought back $232 million in foreign cash. We currently expect to bring back approximately $240 million of foreign cash for the full year.

If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $16 million. Due to capital requirements in various jurisdictions, approximately $17 million of this cash is currently inaccessible for repatriation.
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
Litigation
Accrual for Litigation Contingencies and Reasonably Possible Losses in Excess of Accruals
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows. We deny liability in all currently threatened or pending litigation proceedings and believe we have valid bases to contest all claims made against us. At September 30, 2021, our litigation contingency accrual was immaterial (which does not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not recorded) losses in excess of accruals for litigation contingencies are estimated to be $11 million, including $10 million for Brazilian VAT matters and $1 million for other matters. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals (and in excess of the $11 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our litigation contingencies, see Note 16 “Contingencies” on page 27 of the Notes to Consolidated Condensed Financial Statements.
ACCOUNTING STANDARDS UPDATES
The FASB has issued accounting guidance effective for the current and future periods. See Note 2 to the Consolidated Condensed Financial Statements on page 5 for a more complete discussion.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $150 million greater than carrying value at September 30, 2021 and approximately $170 million greater than carrying value at December 31, 2020. The fair value of fixed rate debt was based on quoted market prices in an active market. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment and do not hedge translation exposures. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $965 million at September 30, 2021 compared to $952 million at December 31, 2020.
Derivative Financial Instruments
We are subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, we utilize derivative instruments (individually or in combinations) to reduce or eliminate these risks. We seek to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is our policy not to speculate using derivative instruments. Information regarding cash flow hedges (including interest rate hedges) and fair value hedges is provided in Note 14 Derivative Financial Instruments beginning on page 24 of the Notes to Consolidated Condensed Financial Statements and is incorporated by reference into this section.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: the profitable growth and operating performance of the Company; projections of Company revenue, income, earnings, capital expenditures, dividends, capital structure, cash from operations, cash repatriation, restructuring-related costs, tax impacts or other financial items, and effective tax rate; maintenance of indebtedness under the commercial paper program; litigation exposure; our ability to deleverage; possible plans, goals, objectives, prospects, strategies, or trends concerning future operations; statements concerning future economic performance, possible goodwill or other asset impairment; access to liquidity; compliance with the debt covenant requirements; amount of fixed cost savings; raw material availability and pricing; supply chain disruptions; labor, microchip, and chemical shortages; length of time our rod mill is out of operation to replace the reheat furnace; employee termination costs; inventory levels; customer requirements; and the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” “project,” “should,” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.
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
Readers should review Item 1A Risk Factors in our Form 10-K filed February 24, 2021 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties, and developments which may affect our future operations or our performance, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

•the adverse impact on our trade sales, earnings, liquidity, cash flow, and financial condition caused by the COVID-19 pandemic which has had and, depending on the length and severity of the pandemic, the percentage of the population vaccinated, and the effectiveness of the vaccines, could, in varying degrees, negatively impact, among other things (i) the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries; (ii) our manufacturing facilities’ ability to remain fully operational, obtain necessary raw materials and parts, maintain appropriate labor levels, and ship finished products to customers from supply chain disruptions or otherwise; (iii) operating costs related to pay and benefits for our terminated employees; (iv) our ability to collect trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency; (v) impairment of goodwill and long-lived assets; (vi) restructuring and related costs; and (vii) our ability to borrow under our revolving credit facility, including our ability to comply with the restrictive covenants in our credit facility that may limit our operational flexibility and our ability to pay our debt when it comes due;
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
•our ability and the ability of our customers and suppliers to retain an adequate labor force in the U.S. as a result of COVID-19 vaccination and testing mandates;
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

ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of September 30, 2021 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of September 30, 2021, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 16 beginning on page 27 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. Reference is made to Item 3. Legal Proceedings and Note T Contingencies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 24, 2021, and Notes 15 and 16 in the Notes to Consolidated Condensed Financial Statements in our Form 10-Q filed May 6, 2021 and August 5, 2021, respectively.
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
Environmental Matters Involving Potential Monetary Sanctions of $300,000 or More
On February 16, 2021, a summons was issued to the Company’s French subsidiary, Specitubes SAS, to appear before the Judicial Court of Boulogne-Sur-Mer, France. The prosecutor has alleged (i) that Specitubes violated certain French environmental air emission standards, and an administrative order concerning those standards, by its use of a chlorinated lubricant, and (ii) that Specitubes, because of its use of the chlorinated lubricant, created a human health hazard. The allegations carry a possible fine of up to approximately $600,000 USD. Specitubes has ceased use of the chlorinated lubricant and denies the allegations. At a hearing in late June 2021, Specitubes raised a procedural issue that impacts which claims may proceed against it. Consequently, the procedural issue was referred to the Judicial Supreme Court, which decided the issue has enough merit to be heard by the Constitutional Court for final determination. The Constitutional Court is expected to issue its ruling by late 2021, at which time the Judicial Court hearing is scheduled to reconvene on December 7, 2021 on the remaining charge(s). Although the outcome of this matter cannot be predicted with certainty, we do not expect it to have a material adverse effect on our financial position, cash flows, or results of operations.

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
OPERATIONAL RISK FACTORS
The COVID-19 pandemic has had, and could further have, an adverse impact to (i) our manufacturing operations' ability to remain fully operational; (ii) our ability to obtain necessary raw materials and parts, maintain appropriate labor levels, and ship finished products to customers from supply chain disruptions or otherwise; and (iii) our operating costs related to pay and benefits for terminated employees; all of which, in the aggregate, have had, and could further have, a negative impact on our trade sales, earnings, liquidity, cash flow, financial condition, and our stock price.
We have manufacturing facilities in 18 countries. All of these countries have been, and are continuing to be, affected by the COVID-19 pandemic. All of our facilities are open and running at this time. From time to time, we have some capacity restrictions on our plants due to governmental orders in various parts of the world. We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition, or re-imposition, of restrictive social measures, mandatory closures of retail establishments that sell our products or our customers’ products, travel restrictions, and restrictions on the import or export of products.
In early 2020, the U.S. and other governments ordered that certain nonwoven fabrics used to produce ComfortCore® innersprings be prioritized to produce medical supplies. This resulted in shortages of the fabrics for non-medical applications beginning in second quarter 2020. These shortages and strong bedding demand caused us to temporarily be unable to supply full industry demand for ComfortCore® and resulted in higher costs for nonwoven fabrics. Beginning in late 2020, nonwoven fabrics supply constraints began to alleviate. As demand improved in mid-2020, we also experienced some temporary labor shortages. In the first nine months of 2021, our supply of nonwoven fabrics, additional staffing, and additional machine capacity has allowed us to increase production and build inventory of ComfortCore® to fulfill expected customer requirements. If we cannot produce an adequate amount of ComfortCore® to meet demand, our results of operations may be negatively impacted.
Depending on the length and severity of the COVID-19 pandemic, the percentage of the population vaccinated, and the effectiveness of the vaccines, our ability to keep our manufacturing operations fully operational, build and maintain appropriate labor levels, obtain necessary raw materials and parts, and ship finished products to customers, from supply chain disruptions or otherwise, may be partially or completely disrupted, either on a temporary or prolonged basis. The continued realization of these risks to our manufacturing operations, labor force, and supply chain could also increase labor, commodity, and energy costs.
Some facilities have experienced supply chain problems delivering products to customers and disruptions in logistics necessary to import, export, or transfer products, which have generally resulted in increased freight costs that are typically passed through to our customers. Our supply chains have also been hampered by congested ports. More specifically, we have experienced supply chain disruptions related to semiconductor (microchip) shortages, foam chemical shortages, labor availability, and freight challenges, as well as higher costs associated with each of these issues. This has resulted in reduced volume and higher costs in most of our businesses, including our Automotive business and Bedding Products segment, primarily related to negative impacts on component demand and finished goods production. If we are unable to obtain necessary raw materials or experience disruptions in delivering products to our customers, our results of operations may be negatively impacted.
When our employees have tested positive for COVID-19 or may have come in contact with someone who tested positive for COVID-19, we follow adopted protocols which include enhanced disinfecting in targeted areas, contact tracing, and mandating certain quarantine and self-isolation periods. A significant increase in COVID-19 cases among our employees may disrupt our ability to maintain necessary labor levels and produce and deliver products to our customers if we are unable to shift production to other manufacturing facilities.
To align our variable cost structure to reduced demand for our products in certain business units, we decreased the size of our workforce in 2020. We incurred severance costs of $7 million in 2020 ($5 million in the third quarter of 2020) and we do not expect any additional material charges. We did not incur significant severance costs in the first nine months of 2021. However, if circumstances change because of lack of demand, additional governmental capacity restrictions related to our facilities or otherwise, we may incur future material separation costs.
OSHA has released an ETS requiring private employers with 100 or more employees to mandate vaccination or weekly testing with masking requirements for their unvaccinated employees. We will be subject to the ETS. Because some employees may be hesitant to take a vaccine or be tested, the ETS may cause some employees to terminate employment with us which may challenge our ability to maintain appropriate labor levels in our U.S. facilities and our U.S. manufacturing locations to remain fully operational. The ETS may also create disruptions to our suppliers and customers.

FINANCIAL RISK FACTORS
The COVID-19 pandemic has had, and could further have, an adverse impact on the collection of trade and other notes receivable in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency.
Bankruptcy, financial difficulties, or insolvency caused by the COVID-19 pandemic, or otherwise, can and has occurred with some of our customers which can impact their ability to pay their debts to us. As of September 30, 2021, we had $23 million allowance for doubtful accounts ($22 million on a note receivable and $1 million on trade accounts receivable) associated with a customer in our Bedding Products segment who is experiencing financial difficulty and liquidity problems. This customer was placed on nonaccrual status in 2018 and became delinquent in quarterly interest payments in the first quarter of 2020.
In addition to the customer referenced above, many of our customers and other third parties have been adversely affected by the social and governmental restrictions and limitations related to the COVID-19 pandemic. As such, we increased our allowance for doubtful accounts by $20 million in the first quarter of 2020, including $9 million for the customer referenced above. We had modest activity for the remainder of 2020, and our bad debt expense for the year ended December 31, 2020 was $17 million. We had a $2 million reduction of bad debt expense during the nine months ended September 30, 2021, reflecting continued positive trends in customer payment experience and a lower qualitative risk for improved macroeconomic conditions. However, if these parties suffer significant financial difficulty, they may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these parties. If we are unable to collect trade receivables and other notes receivable on a timely basis, larger provisions for bad debt may be required and result in a negative impact on our earnings, liquidity, cash flow, and financial condition.
Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At September 30, 2021, goodwill and other intangible assets represented $2.2 billion, or 42% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 21% of total assets.
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
Our annual goodwill impairment testing performed in the second quarter of 2021 indicated no goodwill impairments. However, fair value exceeds carrying value by less than 100% for two reporting units as summarized in the table below:

	Fair value in excess of carrying value		Goodwill
	Goodwill impairment testing as performed in the second quarter 2021	Goodwill impairment testing as performed in the second quarter 2020	As of September 30, 2021
Aerospace	28%	51%	$70	million
Work Furniture	85%	25%	$101	million
The decrease in fair value for Aerospace, as compared to last year, is reflective of industry trends. Demand for fabricated duct assemblies is near third quarter 2019 levels, but demand for welded and seamless tube products is still well below pre-pandemic levels. With the lingering impact from pandemic-related disruption in air travel and resulting buildup of aircraft and supply chain inventories, the industry is not anticipated to return to 2019 demand levels until 2024. While there is also a lag in recovery in the Work Furniture reporting unit, we continue to see strong demand for products sold for residential use and are beginning to see improved demand in the contract market. We are continuing to monitor all factors impacting these industries. If the adverse economic impact from the COVID-19 pandemic is longer than expected, we may not be able to achieve projected performance levels. If actual results of any of our reporting units materially differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur future impairment charges. These non-cash charges could have a material negative impact on our earnings.
For more information regarding potential goodwill and other long-lived asset impairment, please refer to Note 5 Impairment Charges on page 9 of the Notes to Consolidated Condensed Financial Statements.

If we do not comply with the restrictive covenants in our credit facility, we may not be able to borrow in the commercial paper market or under our credit facility and our outstanding debt instruments may default, all of which could adversely impact our liquidity.
Our credit facility is a multi-currency facility maturing in September 2026, providing us the ability, from time to time, subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.2 billion. The credit facility serves as back-up for our commercial paper borrowing.
Our credit facility was amended effective September 30, 2021 and contains revised restrictive covenants. The amended covenants (a) require us to maintain as of the last day of each fiscal quarter (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters, such ratio not being greater than 3.50 to 1.00, provided, however, subject to certain limitations, if the Company has made a Material Acquisition in any fiscal quarter, at the Company’s election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) limit the amount of total secured debt to 15% of our total consolidated assets, and (c) limit our ability to sell, lease, transfer or dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization Transaction, products sold in the ordinary course of business and our ability to sell, lease, transfer or dispose of any of the assets of the Company or one of its subsidiaries to the Company or one of its subsidiaries, as applicable) at any given point in time; each (a), (b) and (c) above as determined by the terms of the Credit Agreement, filed with the SEC on October 1, 2021 as Exhibit 10.1 to our Current Report on Form 8-K.
If our earnings are reduced because of the COVID-19 pandemic or otherwise, the covenants in the credit facility will reduce our borrowing capacity, both under the credit facility or through commercial paper issuances. Depending on the degree of earnings reduction, our liquidity could be materially negatively impacted. This covenant may also restrict our current and future operations, including (i) our flexibility to plan for, or react to, changes in our businesses and industries; and (ii) our ability to use our cash flows, or obtain additional financing, for future working capital, capital expenditures, acquisitions, or other general corporate purposes. If we are not in compliance with the restrictive covenants in our credit facility, we may not be able to access the commercial paper market or borrow under the credit facility.
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
Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. As of September 30, 2021, we had $128 million of deferred tax assets ($144 million less a $16 million valuation allowance). After netting of deferred tax liabilities, the net amount presented within Sundry assets on our Consolidated Condensed Balance Sheet is $10 million. It is possible the amount and source of our taxable income could materially change in the future. Particularly, our mix of earnings by taxing jurisdiction may materially change in that we may have more or less taxable income generated in North America, Europe, or Asia as compared to prior years. This change may impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.
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
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. In 2020, chemical prices deflated in the first half of the year followed by inflation in the second half of the year as a result of supply shortages. In 2021, chemical prices inflated further due to robust demand and shortages from severe weather, supplier production disruptions, port delays, and logistics challenges. The supply shortages resulted in significant restrictions by producers. Supply availability has slowly improved but remains challenging and dynamic. We import certain chemicals to supplement domestic supply, but port delays and logistics issues are limiting access to those products. We now see these challenges continuing into 2022. If we are unable to obtain the chemicals or pass the cost along to our customers, our results of operations may be negatively impacted.
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
As a manufacturer with over 130 production facilities in 18 different countries, primarily in North America, Europe, and Asia, and elsewhere, we rely on several on-premise and cloud-based computerized systems and networks to obtain, secure, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our production facilities. We receive, process, manufacture, and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. We also have risk associated with the network connectivity and systems for consolidated reporting. Technology failures or security breaches of a new or existing infrastructure, including our industrial control systems, could impede normal operations, create system disruptions, or create unauthorized disclosure of confidential information.
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
Governments around the world have adopted legislative and regulatory proposals concerning the collection and use of personal data. As a multi-national company with employee personal data and business contact information from individuals in many countries, we are subject to many different data protection laws, including those in the U.S., and the laws of other jurisdictions in which we operate, such as those in Europe, China, and Brazil. For example, the EU’s General Data Protection Regulation (GDPR) and UK GDPR applies to our operations that collect or process personal data of EU individuals and UK individuals, respectively. If our operations are found to violate GDPR or the UK GDPR, we may incur substantial fines, face reputational harm, and be required to change our business practices, any of which could have an adverse effect on our business.
As a U.S. company, the ability to centrally manage aspects of our operation and workforce and the ability to make decisions based on complete and accurate global data is important and requires the ability to transfer and access personal data. The adequacy of the laws of the data-importing country are of increasing importance under various laws, including the GDPR, the UK GDPR, and Brazil’s general data protection law. The validity of data transfer mechanisms remains subject to legal, regulatory, and political developments in many countries, including Brazil, Europe, China, and the U.S. The invalidation of the EU-U.S. Privacy Shield in 2020, the complex assessment and documentation requirements required under the EU Commission's recent Standard Contractual Clauses, as well as the lack of adequate guidance from Brazil and China, could have an adverse impact on our ability to process and transfer personal data. This may inhibit our ability to transfer our employee personal data from our other operations, such as Europe, China, and Brazil, to the Company’s headquarters in the U.S. or elsewhere, making it much more difficult to effectively manage our global human capital. These evolving privacy and data protection requirements create uncertainty and added compliance obligations that could harm our business, reputation, financial condition, and operating results.
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
Earlier this year we published our first sustainability report, which details how we seek to manage our operations responsibly and ethically. The sustainability report includes our policies and practices on a variety of social and ethical matters, including, but not limited to, corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards set forth in the sustainability report could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us. Our sustainability report can be found at www.leggett.com. Our website does not constitute part of this Form 10-Q.
LITIGATION RISK FACTORS
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have recorded an immaterial aggregate litigation contingency accrual at September 30, 2021. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies (which include Brazilian value-added tax and other matters) are estimated to be $11 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $11 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see Note 16 on page 27 of the Notes to Consolidated Condensed Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
July 2021	—	$—	—	10,000,000
August 2021	—	$—	—	10,000,000
September 2021	—	$—	—	10,000,000
Total	—	$—	—

1    This number represents shares which were not purchased as part of a publicly announced plan or program, all of which would have been shares surrendered in transactions permitted under the Company's benefit plans. It does not include shares withheld for taxes on stock unit conversions, as well as forfeitures of stock units, all of which totaled 8,200 shares for the third quarter of 2021.

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

ITEM 5. OTHER INFORMATION

On November 4, 2021, the Company's Nominating, Governance and Sustainability Committee of the Board amended the Company's procedures regarding shareholder recommendations for nominations of directors. The procedure was amended to include a statement that recommendations by shareholders are advisory only and the Company is not obligated to nominate such recommended directors for election to the Board or take any other action. The complete procedure can be found at www.leggett.com/governance, under Leggett & Platt Governance, Director Nomination Procedure. The Leggett website does not constitute part of this Form 10-Q filing.

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

10.1*	Summary Sheet of Executive Cash Compensation

10.2
Amendment Agreement adopting the Fourth Amended and Restated Credit Agreement, dated as of September 30, 2021 among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein, filed October 1, 2021, as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2021

31.2*	Certification of Jeffrey L. Tate, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2021

32.1*	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2021

32.2*	Certification of Jeffrey L. Tate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2021

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*,**	Inline XBRL Taxonomy Extension Schema

101.CAL*,**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*,**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*,**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*,**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at September 30, 2021 and December 31, 2020; (ii) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2021 and September 30, 2020; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and September 30, 2020; (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020; and (v) Notes to Consolidated Condensed Financial Statements.

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

LEGGETT & PLATT, INCORPORATED

DATE: November 5, 2021	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman Chairman and Chief Executive Officer

DATE: November 5, 2021	By:	/s/ JEFFREY L. TATE
Jeffrey L. Tate Executive Vice President and Chief Financial Officer