Form 10-K
period 2021-12-31
LEGGETT & PLATT INC
filed 2022-02-22
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of our common stock on the New York Stock Exchange) on June 30, 2021 was $6,768,211,000.
There were 133,746,766 shares of the registrant’s common stock outstanding as of February 14, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Item 10, and all of Items 11, 12, 13, and 14 of Part III, are incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2022.

LEGGETT & PLATT, INCORPORATED—FORM 10-K
FOR THE YEAR ENDED December 31, 2021

Forward-Looking Statements

This Annual Report on Form 10-K, as well as the documents, or portion thereof, incorporated by reference herein, may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, but not limited to, projections of Company revenue, income, earnings, capital expenditures, dividends, capital structure, cash flows from operations, cash repatriation, restructuring-related costs, tax impacts, effective tax rate, maintenance of indebtedness under the commercial paper program, litigation exposure, acquisitions, industry projection demands, or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance; possible goodwill or other asset impairment, access to liquidity, compliance with debt covenant requirements, amount of fixed costs savings, raw material availability and pricing, supply chain disruptions, labor, semiconductor and chemical shortages, inventory levels, customer requirements, and the underlying assumptions relating to forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” “project,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.

Any forward-looking statement reflects only the beliefs of Leggett & Platt or its management at the time the statement is made. Because all forward-looking statements deal with the future, they are subject to risks, uncertainties and developments, which might cause actual events or results to differ materially from those envisioned or reflected in any forward-looking statement. Moreover, we do not have, and do not undertake any duty to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement was made. For all of these reasons, forward-looking statements should not be relied upon as a prediction of actual future events, objectives, strategies, trends or results.

Listed below and discussed elsewhere in further detail in this Annual Report on Form 10-K including in Item 1A Risk Factors herein, are some important risks, uncertainties and contingencies that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all of the risks, uncertainties and contingencies which may affect our future operations or our performance or common stock price, or which otherwise could cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following:

•the adverse impact on our trade sales, earnings, liquidity, cash flow, and financial condition caused by the COVID-19 pandemic, which has had, and depending on the length and severity of the pandemic, the percentage of the population vaccinated, and the effectiveness of any vaccines against new variants, could, in varying degrees, negatively impact, among other things (i) the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries; (ii) our manufacturing facilities’ ability to remain fully operational, obtain necessary raw materials and parts, maintain appropriate labor levels, and ship finished products to customers due to supply chain disruptions or otherwise; (iii) our ability to collect trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency; (iv) impairment of goodwill and long-lived assets; (v) restructuring and related costs; and (vi) our ability to borrow under our credit facility, including our ability to comply with the restrictive covenants in our credit facility that may limit our operational flexibility and our ability to pay our debt;
•our ability to manage working capital;
•adverse changes in consumer confidence, housing turnover, employment levels, interest rates, trends in capital spending, and the like;
•factors that could impact raw materials and other costs, including the availability and pricing of steel scrap and rod, chemicals, semiconductors, the availability of labor, wage rates, and energy costs;
•our ability and the ability of our customers and suppliers to retain an adequate labor force as a result of COVID-19 vaccination and testing mandates;
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
•risks related to operating in foreign countries, including, without limitation, credit risks, ability to enforce intellectual property rights, currency exchange rate fluctuations, industry labor strikes, increased customs and shipping rates, and inconsistent interpretation and enforcement of foreign laws;
•risks relating to the United Kingdom’s exit from the European Union (commonly known as “Brexit”);
•the effectiveness and enforcement of antidumping and countervailing duties on the import of innersprings, steel wire rod, and finished mattresses;
•our ability to comply with privacy and data protection regulations; and
•our ability to comply with climate change laws and regulations.

PART I
PART I

Item 1. Business.

Summary

Leggett & Platt, Incorporated ("Leggett & Platt," "Company," "we," "us," or "our"), a pioneer of the steel coil bedspring, has become an international diversified manufacturer that conceives, designs, and produces a wide range of engineered components and products found in many homes and automobiles. As discussed below, our operations are organized into 15 business units, which are divided into seven groups under our three segments: Bedding Products; Specialized Products; and Furniture, Flooring & Textile Products.

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

We are a major supplier of adjustable beds, with domestic manufacturing and distribution, and global sourcing capabilities. We also produce machinery used by bedding manufacturers in the production and assembly of their finished products. Our range of products offers our customers a single source for many of their component and finished product needs.

These innovative proprietary products and our efficient and low-cost vertical integration have made us the largest U.S.-based manufacturer in many of these businesses. We strive to understand what drives consumer purchases in our markets and focus our product development activities on meeting end-consumer needs. We believe we attain a cost advantage from efficient manufacturing methods, internal production of key raw materials, large-scale production, and purchasing leverage. Sourcing components and finished products from us allows our customers to focus on designing, merchandising, and marketing their products.

PART I
PRODUCTS
Bedding Group

•	Steel rod
•	Drawn wire
•	Specialty foam chemicals and additives
•	Innersprings (sets of steel coils, bound together, that form the core of a mattress)
•	Proprietary specialty foam for use primarily in bedding and furniture
•	Private label finished mattresses, often sold compressed and boxed
•	Ready-to-assemble mattress foundations
•	Wire forms for mattress foundations
•	Adjustable beds
•	Machines that we use to produce innersprings; industrial sewing and quilting machines; mattress-packaging and glue-drying equipment
CUSTOMERS

•	We used about 70% of our wire output to manufacture our own products in 2021, with the majority going to our U.S. innerspring operations
•	Various industrial users of steel rod and wire
•	Manufacturers of finished bedding (mattresses and foundations)
•	Bedding brands and mattress retailers
•	E-commerce retailers
•	Big box retailers, department stores, and home improvement centers

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

PART I
PRODUCTS
Automotive Group

•	Mechanical and pneumatic lumbar support and massage systems for automotive seating
•	Seat suspension systems
•	Motors and actuators, used in a wide variety of vehicle power features
•	Cables
Aerospace Products Group

•	Titanium, nickel, and stainless-steel tubing, formed tube, tube assemblies, and flexible joint components, primarily used in fluid conveyance systems
Hydraulic Cylinders Group

•	Engineered hydraulic cylinders

CUSTOMERS

•	Automobile OEMs and Tier 1 suppliers
•	Aerospace OEMs and suppliers
•	Mobile equipment OEMs, primarily serving material handling and construction markets

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

Strategic Priorities

Primary Financial Metric

Total Shareholder Return (TSR) is a primary financial measure that we use to assess long-term performance. TSR = (Change in Stock Price + Dividends)/Beginning Stock Price. We target average annual TSR of 11–14% through an approach that employs four TSR sources: revenue growth, margin expansion, dividends, and share repurchases.
Our incentive programs reward return and cash generation, and profitable growth. Senior executives participate in a TSR-based incentive program (based on our performance compared to a group of approximately 300 peers). For information about our TSR targets, see the discussion under Total Shareholder Return in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on page 32.

Disciplined Growth

The expected long-term contribution to TSR from revenue growth is 6-9%. From 2019 to 2021, we generated combined unit volume and acquisition growth of 2% per year on average. We also benefited from commodity inflation, resulting in total revenue growth of 6% per year on average. We expect to achieve the growth target through a combination of sources, including: (i) increasing content and new programs, particularly in our Bedding Products and Specialized Products segments; (ii) expanding our addressable markets; and (iii) identifying strategic acquisitions that complement our current products or capabilities.

We will continue to make investments to support expansion in current businesses and product lines where sales are growing profitably. We also envision periodic acquisitions that add capabilities in these businesses or provide opportunities

PART I
to enter more diverse, faster-growing, and higher margin markets. We expect all acquisitions to have a clear strategic rationale, a sustainable competitive advantage, a strong fit with the Company, and be in attractive and growing markets.

Returning Cash to Shareholders

From 2019 to 2021, we generated $1.54 billion of operating cash, and we returned some of this cash to shareholders in the form of dividends ($634 million) and share repurchases ($37 million). Our long-term priorities for use of cash are: fund organic growth including capital expenditures, pay dividends, fund strategic acquisitions, and repurchase stock with available cash. Recently, because of the debt level increases in connection with the Elite Comfort Solutions (ECS) acquisition in early 2019, we have focused on deleveraging by temporarily limiting share repurchases, controlling the pace of acquisition spending, and using operating cash flow to repay debt.

For information about dividends and share repurchases, see the discussion under Dividends on page 47 and Stock Repurchases on page 47 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Macro Market Challenges

The impact of the COVID-19 pandemic began in early 2020 materially reducing the demand for our products. We responded to the pandemic by, among other things, aligning our variable cost structure to reduced demand levels, significantly reducing fixed costs, and cutting capital expenditures. We ended 2020 with fixed cost savings of approximately $90 million. By mid-second quarter of 2020, we began to see rapid recovery in businesses serving home-related and auto markets which benefited our Bedding, Home Furniture, Flooring and Textile, and Automotive businesses.

As demand recovered in Bedding, we began to face global constraints, including shortages of nonwoven fabrics used in the production of ComfortCore® innersprings and availability of labor. Labor issues were amplified by the rapid change in our production needs. Our operations shifted from a near shutdown in early April 2020 to customer demand in excess of pre-pandemic levels in a matter of weeks across many of our businesses. Chemical shortages also emerged as producers of the chemicals used to make foam were impacted by various weather issues and reported a variety of equipment and production issues.

In 2021, despite continued macro market challenges, including supply chain issues related to semiconductor shortages, foam chemical shortages, labor availability, and transportation challenges, as well as higher costs associated with each of these issues, we recorded record sales and earnings from continuing operations. We made progress on the chemical and labor shortages; however, both of these issues continued throughout 2021. Semiconductor shortages are expected to continue through at least 2023.

For more information regarding the impact of COVID-19 on our business, refer to COVID-19 Impacts on our Business in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 33.

Acquisitions

2021

In January 2021, we acquired a United Kingdom (UK) manufacturer specializing in metallic ducting systems, flexible joints, and components for the space, military, and commercial applications for a cash purchase price of $28 million. This acquisition expanded the capabilities of our aerospace products business to include flexible joint fabrication and operates within our Specialized Products segment.

In May 2021, we acquired a Polish manufacturer of bent metal tubing for furniture used in office, residential, and other settings. The total cash purchase price was $5 million. This acquisition operates within our Furniture, Flooring & Textile Products segment.

PART I
In June 2021, we acquired a specialty foam and finished mattress manufacturer serving the UK and Irish marketplace with two manufacturing facilities in the Dublin area for a cash purchase price of $120 million. This acquisition operates within our Bedding Products segment.

2020

There were no acquisitions of businesses in 2020. However, we paid approximately $8 million of additional consideration associated with a Polish upholstered office furniture business acquired in a prior year.

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

For more information regarding our acquisitions, please refer to Note R on page 116 of the Notes to Consolidated Financial Statements.

Divestitures

2022

In February 2022, we sold our South African bedding innerspring operation for a cash purchase price of approximately $2 million. This business had annualized sales of approximately $8 million and was reported in our Bedding Products segment.

2021

In July 2021, we sold a Mexican specialty wire operation in our Bedding Products segment with annualized sales of approximately $12 million. The business was sold for a cash purchase price of approximately $7 million.

2020

In 2020, we divested two small businesses in our Bedding Products segment: a specialty wire operation in our Drawn Wire business and the final operation in our exited Fashion Bed business, with total annual sales of approximately $45 million. The businesses were sold for an aggregate selling price of approximately $11 million.

2019

There were no divestitures in 2019.

PART I
Foreign Operations

The percentages of our trade sales related to products manufactured outside the United States for the previous three years were 34%, 34%, and 36% in 2019, 2020, and 2021, respectively. Relative to our other two segments, our Specialized Products segment has a larger percentage of trade sales manufactured outside the United States which ranged between 82% and 86% over the last three years.
Our international operations are principally located in Europe, China, Canada, and Mexico. Our products in these foreign locations primarily consist of:

Europe

•	Innersprings and specialty foam for private label mattresses and mattress applications
•	Lumbar and seat suspension systems for automotive seating and actuators for automotive applications
•	Seamless and welded tubing and fabricated assemblies for aerospace applications
•	Select lines of private label finished furniture
•	Hydraulic cylinders for the material handling, construction, and transportation industries
•	Machinery and equipment designed to manufacture innersprings for mattresses
China

•	Lumbar and seat suspension systems for automotive seating
•	Cables, motors, and actuators for automotive applications
•	Recliner mechanisms and bases for upholstered furniture
•	Work furniture components, including chair bases and casters
•	Innersprings for mattresses
Canada

•	Lumbar and seat suspension systems for automotive seating
•	Fabricated wire for the furniture and automotive industries
•	Work furniture chair controls and bases
Mexico

•	Lumbar and seat suspension systems for automotive seating
•	Motors and actuators for automotive applications
•	Adjustable beds
•	Innersprings and fabricated wire for the bedding industry
•	Select lines of private label finished furniture

PART I
Geographic Areas of Operation

As of December 31, 2021, we had 131 manufacturing facilities; 84 located in the U.S. and 47 located in 17 foreign countries, as shown below. We also had various sales, warehouse, and administrative facilities. However, our manufacturing plants are our most important properties.

	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products
North America
Canada		■	■
Mexico	■	■	■
United States	■	■	■
Europe
Austria		■
Belgium		■
Croatia	■
Denmark	■
France		■
Hungary		■
Ireland	■
Poland			■
Switzerland	■
United Kingdom	■	■
South America
Brazil	■
Asia
China	■	■	■
India		■
South Korea		■
Africa
South Africa [1]	■

1 On February 14, 2022, we sold our South African bedding innerspring operation.

PART I
Dependence on Market Demand for Key Product Families

Our business is dependent upon the market demand for, and continued sale of, various product families. The following table shows our approximate percentage of trade sales by product family for the last three years which indicates the degree of dependence upon market demand:

Product Families	2021	2020	2019
Bedding Group	48%	48%	48%
Flooring & Textile Products Group	18	19	16
Automotive Group	16	17	17
Home Furniture Group	8	7	8
Work Furniture Group	6	5	6
Aerospace Products Group	2	2	3
Hydraulic Cylinders Group	2	2	2

The Company does not have a material amount of sales derived from government contracts subject to renegotiation of profits or termination at the election of any government. As such, our business is not materially dependent upon governmental customers.

Sources and Availability of Raw Materials

The products we manufacture require a variety of raw materials. We believe that worldwide supply sources are readily available for all the raw materials we use, except for semiconductors and certain chemicals as explained below. Among the most important raw materials that we use are:

•	Various types of steel, including scrap, rod, wire, sheet, and stainless
•	Chemicals used in foam production
•	Foam scrap
•	Woven and nonwoven fabrics
•	Titanium and nickel-based alloys and other high strength metals
•	Electronic systems (including semiconductors)

Currently there is a shortage of semiconductors in the automotive industry. Automotive OEMs and other suppliers have not been able to secure an adequate supply of semiconductors, and as a result have reduced or completely shut down their production of some automobiles or parts, which in turn has reduced our sale of products. Consumer demand remains strong, but the semiconductor shortage has pushed vehicle inventories to very low levels. Our Automotive Group uses the semiconductors in seat comfort products, and to a lesser extent in motors and actuators. To date, our Automotive Group has been able to obtain an adequate supply of semiconductors. We are dependent on our suppliers to deliver these semiconductors in accordance with our production schedule, and a shortage of the semiconductors can disrupt our operations and our ability to deliver products to our customers. If we cannot secure an adequate supply of semiconductors in our supply chain, or the automotive OEMs and other suppliers continue to reduce their production as a result of such shortage, this may negatively impact our sales, earnings, and financial condition.

We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. Chemical prices deflated in the first half of 2020. Inflation began in the second half of the year and continued throughout 2021 as a result of several factors, including robust demand, shortages from severe weather, supplier production disruptions, port delays, and logistics challenges. The supply shortages resulted in significant restrictions by producers, however, supply availability improved in late fourth quarter 2021. If we are unable to obtain the chemicals or pass the cost along to our customers, our results of operations may be negatively impacted.

PART I
We supply our own raw materials for many of the products we make. For example, we produce steel rod that we make into steel wire, which we then use to manufacture innersprings and foundations for mattresses. We supply a substantial majority of our domestic steel rod requirements through our own rod mill. Our wire drawing mills supply nearly all of our U.S. requirements for steel wire.

Customer Concentration

We serve thousands of customers worldwide, sustaining many long-term business relationships. In 2021, our largest customer accounted for approximately 6% of our consolidated revenues. Our top 10 customers accounted for approximately 33% of these consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company as a whole, and on the respective segment in which the customer’s sales are reported, including each of our segments.
Patents and Trademarks

 As of December 31, 2021, we had 1,207 patents issued, 501 patents in process, 1,081 trademarks registered and 78 trademarks in process. No single patent or group of patents, or trademark or group of trademarks, is material to our operations as a whole. A significant number of our patents relate to products manufactured in each of our three segments, while over half of our trademarks relate to products manufactured by the Bedding Products segment. We do not have any patent or group of patents, the expiration of which would have a material negative effect on our results of operations or financial condition.

Some of our most significant trademarks include:

•	ComfortCore®, Mira-Coil®, VertiCoil®, Quantum®, Nanocoil®, Softech®, Lura-Flex®, Superlastic®, and Active Support Technology® (mattress innersprings)
•	Energex®,Coolflow®, ThermaGel®, and EcoFlowTM (specialty foam products)
•	Semi-Flex® (box spring components and foundations)
•	Spuhl®and Fides® (mattress innerspring manufacturing machines)
•	Wall Hugger® (recliner chair mechanisms)
•	No-Sag® (wire forms used in seating)
•	LPSense® (capacitive sensing)
•	Hanes® (fabric materials)
•	Schukra® (automotive seating products)
•	Gribetz®and Porter® (quilting and sewing machines)

Product Development

One of our strongest performing product categories across the Company is ComfortCore®, our fabric-encased innerspring coils used in hybrid and other mattresses. ComfortCore® represented over 60% of our U.S. innerspring units in 2021. A number of our ComfortCore® innersprings contain a feature we call Quantum® Edge. These are narrow-diameter, fabric-encased coils that form a perimeter around an innerspring set, replacing a rigid foam perimeter in a finished mattress. In 2021, approximately 50% of our ComfortCore® innersprings in the U.S. had the Quantum® Edge feature.

Our Specialty Foam business formulates many of the chemicals and additives used in the production of specialty foams for the bedding and furniture industries. These branded, specialty polyols and additives enhance foam performance by reducing heat retention, improving durability, and diminishing odor. These innovations enable us to create quality mattresses that can be compressed, and we have a significant amount of intellectual property around these specialty chemical formulations.

PART I
Our Automotive business designs and engineers lightweight structures that help reduce overall vehicle weight, improve fuel efficiency, and reduce noise while maintaining performance, safety, and functionality. These products help auto manufacturers meet emission standards and their environmental goals.

Many of our other businesses are engaged in product development activities to protect our market position, support ongoing growth, and help our customers achieve their sustainability goals.

Human Capital Management

Our long-term success depends on our ability to attract and retain diverse talent, develop that talent, and plan for future succession. The first step toward building our future is to enable a culture of employee development and engagement at all levels of the Company by ensuring our employees have the tools and resources they need to succeed. Our employees are encouraged to actively develop their skills and take ownership in our success. We also recognize the importance of keeping our employees safe. In the following sections, we discuss our efforts to achieve these objectives.

Board Oversight

The Board’s Human Resources and Compensation Committee has oversight of the Company’s human capital management, including oversight of (i) our human resources policies and programs; (ii) CEO, executive officer, and director compensation; (iii) our equity and incentive compensation plans; (iv) executive succession planning; and (v) senior management leadership development. Such oversight is designed to (i) support our business objectives; (ii) attract, retain, and develop high quality leadership; and (iii) link compensation with business objectives and performance.

Our Employees

Our Employees. At year-end 2021, we had approximately 20,300 employees, of which 14,800 were engaged in production and 11,300 were international employees (including 5,500 in Asia and 3,200 in Europe). Of these employees, 7,100 were in Bedding Products, 7,400 were in Specialized Products, and 5,000 were in Furniture, Flooring & Textile Products, with the remainder at our corporate office or in other roles. At year-end 2020, we had approximately 20,400 employees.

Collective Bargaining. At year-end 2021, 16% of our employees were represented by labor unions that collectively bargain for work conditions, wages, or other issues. We did not experience any material work stoppage related to labor contract negotiations during 2021. Management is not aware of circumstances likely to result in a material work stoppage related to contract negotiations with labor unions during 2022.

Our Ability to Attract, Recruit, and Retain Employees

We operate in competitive labor markets, and accordingly, we strive to attract, recruit, and retain employees through competitive compensation and benefit programs, learning and development opportunities that support career growth and advancement opportunities, and employee engagement initiatives that foster a strong Company culture.

Competitive Compensation and Benefits. In addition to cash compensation, we offer customary benefits in accordance with local regulatory requirements. Many of our locations offer health and welfare benefits to eligible employees and their dependents which may include, but are not limited to, health insurance, dental and vision plans, flexible spending plans, retirement savings with matching contributions, and income protection benefits, such as short and long-term disability insurance, life insurance, and paid leave benefits that include vacation, personal time, and holidays. In the U.S., we offer a well-being program which includes counseling, legal and financial consultation, work-life assistance, and crisis intervention services. Additionally, in the U.S. and Canada, our employees are eligible to participate in discount stock purchase plans. We also provide cash and equity incentive programs for key management employees based on our performance. Finally, we support the work-life balance of our employees, including part-time jobs, flexible hours, paid leave benefits, and remote and hybrid working, where applicable.

Employee Engagement and Satisfaction. At many of our locations, we analyze employee satisfaction and attempt to enhance engagement and mitigate related risks. Important data on employee satisfaction, feedback, and turnover are

PART I
analyzed to identify improvement opportunities. The results of surveys and data analyses are used to assess human capital risks and identify opportunities for more meaningful employee engagement. From this analysis, action plans are developed, and branch-level initiatives are adopted to improve engagement and reduce turnover. We also engage with our employees through our Ethics Hotline, which serves as a grievance-reporting mechanism. Employees can express concerns, confidentially and anonymously, regarding possible violations of ethics, law, or our policies.

A core element of our human capital strategy is our ability to attract, inform, and engage talented job seekers. To offer potential employees relevant insight into the culture of the Company, we maintain a comprehensive social media strategy. Via the Life@Leggett blog, we regularly publish content showcasing Company history, product advancements, cultural events, and community engagement.

Turnover. We rely on a diverse workforce to sustain our strategies and deliver our results of operations. In order to achieve our goals, this workforce must be stable. In 2021, our turnover rates in the U.S. were reasonably comparable to average voluntary turnover rates of manufacturers in the industries in which we operate.

Our Inclusion, Diversity, and Equity

We continue to foster a culture of inclusion, diversity, and equity (ID&E) in which everyone is respected, valued, and has an equal opportunity to contribute, thrive, and advance. Our commitment is unwavering, and we are steadfast in maintaining our focus on building a workforce that represents the many customers we serve and the communities in which we operate around the world. In furtherance of this commitment, we expect to continue building our foundational awareness, understanding, engagement, and skills.

Fostering an Inclusive and Diverse Culture. We believe diverse teams generate better ideas and make better decisions, and that companies who lead in inclusion and diversity also lead financially. We have created strategies and action plans designed to foster an inclusive and diverse culture that aligns with our values and priorities.

Inclusion, Diversity, and Equity Plan. We have an inclusion and diversity team comprised of a broad group of employees including senior management. The team has established long-term strategies and action plans designed to: (i) ensure that we have a safe and inclusive workplace; (ii) equip our people to attract, develop, retain, and reward a diverse and inclusive workforce; (iii) be an inclusive and equitable corporate citizen; (iv) develop a governance and accountability model that will sustain inclusion and diversity; and (v) enhance our business results. To date, our team has:

•hired an ID&E Director to guide our priorities, plans, and actions;
•established a calendar of multicultural events and shared stories that celebrate our diversity;
•conducted an employee engagement survey that gathered feedback on employee experiences with ID&E in the workplace. This feedback is expected to drive our priorities across the Company and within our local plants. The survey included questions about various aspects of ID&E: dignity and respect, belonging and inclusion, diversity, trust, voice, equity and fairness, and psychological safety; and
•gathered representation data on our salaried and hourly workforce across gender, race/ethnicity, and age characteristics.

Our future action plans include a variety of activities designed to further our ID&E objectives. These activities may include: (i) sharing our ID&E insights, results, and next steps with employees; (ii) enhancing our inclusive leadership skills; (iii) identifying and communicating our ID&E goals; (iv) celebrating diversity awareness and understanding; (v) finalizing our philanthropy strategy to advocate support for underrepresented communities; (vi) enhancing our supplier diversity strategy; (vii) partnering with colleges, universities, associations, and historically black colleges and universities to attract our next generation of talent; and (viii) incorporating our learnings into global and local changes in human resource, talent, performance, promotion, and recruiting policies and practices.
At year-end 2021, in the U.S., 28% of our employees identified as female and 38% identified with a historically marginalized group. We believe that it is important to increase representation of women in management and leadership roles in the Company and expect this to be a key commitment for us in 2022 and beyond. While the Company’s racial diversity is comparable to the 2020 Bureau of Labor Statistics, we also see opportunities to increase our race and ethnic representation in leadership roles. Finally, as discussed above, in 2021, we gathered gender, race/ethnicity, and age data to serve as a baseline for future goals, metrics, and actions.

PART I

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

Our Workforce Health and Safety

Workforce Health. We are focused on protecting our employees and ensuring a healthy work environment. To respond to COVID-19, we formed a cross-functional crisis response team. Our business leaders manage items such as developing health and safety protocols, responding to health and safety issues, interpreting government orders, and securing personal protective equipment. We developed a comprehensive handbook to set and communicate work procedures and changes to production necessary to facilitate COVID-19 health and safety measures, including proper social distancing. Our business leaders have implemented training and change management initiatives to drive and maintain new ways of operating. When employees test positive for COVID-19, we follow adopted procedures including enhanced disinfecting that targets applicable areas. The affected employee is required to observe an isolation period, monitor symptoms, and follow medical guidance prior to returning to work. Contact tracing is performed to identify employees who had direct contact with the affected employee. If direct contacts are identified, those employees must quarantine, monitor symptoms, and follow medical guidance prior to returning to work.

Workplace Safety. We are dedicated to the safety of our employees through prevention, education, and awareness with the objective of reducing, or even eliminating, workplace injuries through accident investigation and process safety. Our dedicated staff of professionals supports safety management at our manufacturing facilities, including implementation of a comprehensive program called “SafeGuard.” The SafeGuard program develops relevant job hazard analyses, which are undertaken on many processes and used to develop comprehensive job procedures. This allows us to implement job-specific health and safety practices across our business.

Continuing Education and Training

Developing Our Talent. Although some of our established learning and development programs, as disclosed below, have changed in delivery method due to the impact of the COVID-19 pandemic, developing our talent continues to be part of our ongoing, long-term strategy, which is focused on growing talent, including technical/skilled positions, supervisory and management levels, and future leaders. We believe that people are our greatest asset, and the first step toward building our future and achieving or surpassing our long-term strategic business goals is to enable a culture of employee development at all levels of the Company. This means ensuring that our employees have the tools and resources necessary to execute those business strategies.

Frontline Supervisor Training Program. The global Frontline Supervisor Training Program is designed to help managers and leaders at manufacturing and distribution locations develop the leadership skills necessary to enhance strong employee engagement. The program stresses communication, leadership, conflict resolution, respect in the workplace, and safety. In 2021, our program successfully trained almost 400 of our global team leaders.

Intern Program. We also have an intern program that is focused on the next generation of Company leaders. In 2021, leadership and developmental workshops for interns included goal setting, personal branding, networking in the workplace, communication and leadership, positive conflict, dealing with criticism, and giving and receiving feedback. Internships are a critical element in our talent pipeline in terms of our ability to recruit professionals early in their careers who will understand what we do in all our manufacturing diversity. Over the last 5 years, the Company has hosted approximately 100 interns in our Doors Internship Program.

Health and Safety Training. Our manufacturing employees receive new hire safety training, annual refresher safety training, weekly “tool box” talks regarding safety and training, and job-specific safety training based on the jobs hazards analysis developed from our SafeGuard program.

PART I
Succession Development

Management and Leadership Positions. Our commitment to having strong managers and leadership in critical roles across the company continues to serve us well. Our values and culture guide our talent initiatives which are designed to create a pipeline of strong, high performing leadership candidates to serve in progressively important roles throughout the Company. Our internal promotion rate over the last three years for corporate officer positions was 77%. We are building on our success in these areas and continue to push our succession development processes to new levels to allow us to adapt and grow.

As a result of our intentional succession planning and development processes, which included many years of close collaboration, as of January 1, 2022, J. Mitchell Dolloff transitioned to Chief Executive Officer of the Company. Mr. Dolloff succeeded Karl G. Glassman, who had served as Chief Executive Officer since 2016. In addition, in August 2021, J. Tyson Hagale was promoted to Senior Vice President and President of the Bedding Products segment after serving the Company for more than 20 years in various roles of increasing responsibility.

Trends in Market Demand and Competition

Demand Trends for our Products. In early 2020, the COVID-19 pandemic and the resulting economic downturn had a negative effect on the demand for our products and our customers’ products. By mid-second quarter 2020, we began to see rapid recovery in businesses serving home-related and auto markets. This benefited our Bedding, Home Furniture, Flooring and Textile, and Automotive businesses. We ended 2020 with fourth quarter sales in many of our businesses above fourth quarter 2019 levels. In 2021, our trade sales grew 7% compared to pre-pandemic 2019 levels.

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

Based on certain industry data, we believe we are the largest U.S.-based manufacturer, in terms of revenue, of the following:

•	Bedding components
•	Automotive seat support and lumbar systems
•	Specialty bedding foams and private label finished mattresses
•	Components for home furniture and work furniture
•	Flooring underlayment
•	Adjustable beds
•	Bedding industry machinery

We continue to face pressure from foreign competitors, as some of our customers source a portion of their components and finished products offshore. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. We typically compete in market segments that value product differentiation. However, when we do compete on cost, we typically remain price competitive in most of our business units, even versus many foreign manufacturers, as a result of our highly efficient operations, automation, vertical integration in steel rod and wire, logistics and distribution efficiencies, and large-scale purchasing of raw materials and commodities. We have also reacted to foreign competition in certain cases by selectively adjusting prices, developing new proprietary products that help our customers reduce total costs, and shifting production offshore to take advantage of lower input costs.

For information about antidumping duty orders regarding innerspring, steel wire rod, and mattress imports, please see Competition in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 36.

PART I

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

Internet Access to Information

We routinely post information for investors under the Investor Relations section of our website (www.leggett.com). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available, free of charge, on our website as soon as reasonably practicable after electronically filed with, or furnished to, the SEC. In addition to these reports, the Company’s Financial Code of Ethics, Code of Business Conduct and Ethics, and Corporate Governance Guidelines, as well as charters for the Audit, Human Resources and Compensation, and Nominating, Governance and Sustainability Committees of our Board of Directors, can be found on our website under the Governance section. Information contained on our website does not constitute part of this Annual Report on Form 10-K.

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

PART I
OPERATIONAL RISK FACTORS
The COVID-19 pandemic has had, and could further have, an adverse impact to (i) our manufacturing operations' ability to remain fully operational; and (ii) our ability to obtain necessary raw materials and parts, maintain appropriate labor levels, and ship finished products to customers due to supply chain disruptions or otherwise; all of which, in the aggregate, have had, and could further have, a negative impact on our trade sales, earnings, liquidity, cash flow, financial condition, and our stock price.

As of December 31, 2021, we had manufacturing facilities in 18 countries. All of these countries have been, and are continuing to be, affected by the COVID-19 pandemic. Our facilities are open and running at this time. From time to time, we have some capacity restrictions on our plants due to governmental orders in various parts of the world. We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition, or re-imposition, of restrictive social measures, mandatory closures of retail establishments that sell our products or our customers’ products, travel restrictions, and restrictions on the import or export of products.
Depending on the length and severity of the COVID-19 pandemic, the percentage of the population vaccinated, and the effectiveness of the vaccines against new variants, our ability to keep our manufacturing operations fully operational, build and maintain appropriate labor levels, obtain necessary raw materials and parts, and ship finished products to customers, due to supply chain disruptions or otherwise, may be partially or completely disrupted, either on a temporary or prolonged basis. The continued realization of these risks to our manufacturing operations, labor force, and supply chain could also increase labor, commodity, and energy costs.
Some facilities have experienced supply chain problems delivering products to customers and disruptions in logistics necessary to import, export, or transfer products, which have generally resulted in increased freight costs that are typically passed through to our customers. Our supply chains have also been hampered by congested ports. More specifically, we have experienced supply chain disruptions related to semiconductor shortages, foam chemical shortages, labor availability, and freight challenges, as well as higher costs associated with each of these issues. This has resulted in reduced volume and higher costs in most of our businesses, including our Automotive business and Bedding Products segment, primarily related to negative impacts on component demand and finished goods production. If we are unable to obtain necessary raw materials or experience disruptions in delivering products to our customers, our results of operations may be negatively impacted.
When our employees have tested positive for COVID-19 or may have come in contact with someone who tested positive for COVID-19, we follow adopted protocols which may include enhanced disinfecting in targeted areas, contact tracing, testing, mask wearing, and mandating certain isolation and quarantine periods. A significant increase in COVID-19 cases among our employees may disrupt our ability to maintain necessary labor levels and produce and deliver products to our customers if we are unable to shift production to other manufacturing facilities.
Certain governmental authorities, including state or foreign jurisdictions, may adopt laws mandating COVID-19 vaccination or periodic testing with masking requirements for unvaccinated employees. Because some of our employees may be hesitant to take a vaccine or be tested, the requirements, if adopted, may cause some employees to terminate employment with us which may challenge our ability to maintain appropriate labor levels in our facilities and keep our manufacturing locations fully operational. If these requirements are adopted, they may also create disruptions to our suppliers and customers.

Business disruptions to our steel rod mill, if coupled with an inability to purchase an adequate and/or timely supply of quality steel rod from alternative sources, could have a material negative impact on our Bedding Products segment and the Company's results of operations.
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

Beginning in early 2020, many of our customers and other third parties were adversely affected by the social and governmental restrictions and limitations related to the COVID-19 pandemic. Because of this, we believed the risk of customer nonpayment increased. As such, in the first quarter of 2020, we increased our allowance for doubtful accounts by $20 million, including $9 million associated with a single customer in our Bedding Products segment (fully reserving the balances for this customer). As 2020 progressed, worldwide conditions stabilized, and our bad debt expense finished at $17 million for the year. During 2021, as social and governmental restrictions and limitations were relaxed, trends in customer payment experience and macroeconomic conditions improved and accordingly, we believe the risk of customer nonpayment decreased. Because of these improvements, we reduced our allowance for doubtful accounts by $3 million for 2021.

If our customers continue to be adversely affected by COVID-19 they may suffer significant financial difficulty. As a result, they may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these parties. If we are unable to collect trade receivables and other notes receivable on a timely basis, larger provisions for bad debt may be required and result in a negative impact on our earnings, liquidity, cash flow, and financial condition.

Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2021, goodwill and other intangible assets represented $2.2 billion, or 41% of our total assets. In addition, net property, plant, and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 20% of total assets.

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

Our annual goodwill impairment testing performed in the second quarter of 2021 indicated no goodwill impairments. However, fair value exceeds carrying value by less than 100% for two reporting units as summarized in the table below:

	Fair value in excess of carrying value		Goodwill
	Goodwill impairment testing as performed in the second quarter 2021	Goodwill impairment testing as performed in the second quarter 2020	As of December 31, 2021
Aerospace	28%	51%	$68 million
Work Furniture	85%	25%	$101 million

The decrease in fair value for Aerospace, as compared to 2020, is reflective of industry trends. Demand for fabricated duct assemblies in 2021 was near 2019 levels, but demand for welded and seamless tube products is still well below pre-pandemic levels. With the lingering impact from pandemic-related disruption in air travel and resulting buildup of aircraft and supply chain inventories, the industry is not anticipated to return to 2019 demand levels until 2024. While there is also a lag in recovery in the Work Furniture reporting unit, we continue to see steady demand for products sold for residential use, and the contract market continues to gradually improve as employees return to the office. We are continuing to

PART I
monitor all factors impacting these industries. If the adverse economic impact from the COVID-19 pandemic is longer than expected, we may not be able to achieve projected performance levels. If actual results of any of our reporting units materially differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur future impairment charges. These non-cash charges could have a material negative impact on our earnings.
For more information regarding potential goodwill and other long-lived asset impairment, please refer to Note C on page 83 of the Notes to Consolidated Financial Statements.

If we do not comply with the restrictive covenants in our credit facility, we may not be able to borrow in the commercial paper market or under our credit facility and our outstanding debt instruments may default, all of which could adversely impact our liquidity.
Our credit facility is a multi-currency facility maturing in September 2026, providing us the ability, from time to time, to borrow, repay, and re-borrow up to $1.2 billion, subject to certain restrictive covenants and customary conditions. The credit facility serves as back-up for our commercial paper borrowing.
Our credit facility was amended effective September 30, 2021 and contains revised restrictive covenants. The amended covenants (a) require us to maintain as of the last day of each fiscal quarter (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters, such ratio not being greater than 3.50 to 1.00, provided, however, subject to certain limitations, if the Company has made a Material Acquisition in any fiscal quarter, at the Company’s election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) limit the amount of total secured debt to 15% of our total consolidated assets, and (c) limit our ability to sell, lease, transfer or dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization Transaction, products sold in the ordinary course of business and our ability to sell, lease, transfer or dispose of any of the assets of the Company or one of its subsidiaries to the Company or one of its subsidiaries, as applicable) at any given point in time; each (a), (b), and (c) above as determined by the terms of the Credit Agreement, filed with the SEC on October 1, 2021 as Exhibit 10.1 to our Current Report on Form 8-K.
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
Also, if we fail to comply with the covenants specified in the credit facility, we may trigger an event of default, in which case the lenders would have the right to: (i) terminate their commitment to provide loans under the credit facility; and (ii) declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. Additionally, our senior notes contain cross-default provisions which could make outstanding amounts under the senior notes immediately payable in the event of an acceleration of amounts due under the credit facility following a material uncured default. If debt under the credit facility or senior notes were to be accelerated, we may not have sufficient cash to repay this debt, which would have an immediate material adverse effect on our business, results of operations, and financial condition.

We may not be able to realize deferred tax assets on our balance sheet depending upon the amount and source of future taxable income.

Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. As of December 31, 2021, we had $121 million of deferred tax assets ($137 million less a $16 million valuation allowance). After netting of deferred tax liabilities, the net amount presented within Sundry assets on our Consolidated Balance Sheets is $9 million. It is possible the amount and source of our taxable income could materially change in the future. Particularly, our mix of earnings by taxing jurisdiction may materially change in that we may have more or less taxable income generated in North America, Europe, or Asia as compared to prior years. This change may

PART I
impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.

MARKET RISK FACTORS
Volatile raw material and labor costs and availability could negatively affect our profit margins and earnings.
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
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. Chemical prices deflated in the first half of 2020. Inflation began in the second half of the year and continued throughout 2021 as a result of several factors, including robust demand, shortages from severe weather, supplier production disruptions, port delays, and logistics challenges. The supply shortages resulted in significant restrictions by producers, however, supply availability improved in late fourth quarter 2021. We import certain chemicals to supplement domestic supply, but port delays and logistics issues could limit access to those products. If we are unable to obtain the chemicals or pass the cost along to our customers, our results of operations may be negatively impacted.
Currently there is a shortage of semiconductors in the automotive industry. Automotive OEMs and other suppliers have not been able to secure an adequate supply of semiconductors, and as a result have reduced or completely shut down their production of some automobiles or parts, which in turn has reduced our sale of products. Consumer demand remains strong, but the semiconductor shortage has pushed vehicle inventories to very low levels. Our Automotive Group uses the semiconductors in seat comfort products, and to a lesser extent in motors and actuators. To date, our Automotive Group has been able to obtain an adequate supply of semiconductors. We are dependent on our suppliers to deliver these semiconductors in accordance with our production schedule, and a shortage of the semiconductors can disrupt our operations and our ability to deliver products to our customers. If we cannot secure an adequate supply of semiconductors in our supply chain, or the automotive OEMs and other suppliers continue to reduce their production as a result of such shortage, this may negatively impact our sales, earnings, and financial condition.
Some facilities have experienced disruptions in logistics necessary to import or transfer raw materials, which has generally resulted in increased transportation costs that are typically passed through to our customers. Our supply chains have also been hampered by congested ports and trucking constraints. This could impact the availability of certain raw materials and parts that we use in our manufacturing process.
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

PART I
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

Independent rating agencies evaluate our credit profile on an ongoing basis and have assigned ratings for our long-term and short-term debt. If our credit ratings are lowered below investment grade, we may not be able to access the commercial paper market. If this occurs, we expect to borrow under our credit facility for our liquidity needs but at higher interest costs. Because of the economic impact of the COVID-19 pandemic, or otherwise, our credit ratings could decline. If this were to occur, our borrowing costs could increase materially, and our access to sources of liquidity, including the commercial paper market, may be adversely affected.

We are exposed to foreign currency exchange rate risk which may negatively impact our competitiveness, profit margins, and earnings.

International sales have represented a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2021, 36% of our sales were generated by international operations, primarily in Europe, China, Canada, and Mexico. We expect that a significant amount of our sales will continue to come from outside the United States in the future. Nearly 50 of our manufacturing facilities are located outside the United States. We are also exposed to currency exchange rate fluctuations by our purchase of raw materials and component parts from suppliers in multiple countries. We experience currency-related gains and losses where sales or purchases are denominated in currencies other than the functional currency. As of December 31, 2021, we had foreign exchange rate risk associated with the U.S. Dollar, Chinese Yuan, Euro, Canadian Dollar, British Pound Sterling, Danish Krone, Mexican Peso, Swiss Franc, and Polish Zloty. If these exchange rates devalue the currency we receive for the sale of our products, or the currency we use to purchase raw materials or component parts from our suppliers, it may have a material adverse effect on our competitiveness, profit margins, and earnings.

For more information regarding currency exchange rate risk, please refer to Note S on page 117 of the Notes to Consolidated Financial Statements.

The COVID-19 pandemic has had, and could further have, an adverse impact to the market demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries.

Because of the COVID-19 pandemic various governments, primarily impacting us in North America, Europe, and Asia, and elsewhere have instituted, and may reinstitute quarantines, shelter-in-place or stay-at-home orders, or restrictions on public gatherings as well as limitations on social interactions. These restrictions and limitations have had, and could further have, an adverse effect on the economies and financial markets of the countries where our products, or our customers’ products, are sold. The resulting economic downturn has had, and could further have, an effect on the market demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries. As a result of the decreased market demand, our trade sales, earnings, liquidity, cash flow, and financial condition have been and could be further materially negatively affected.

PART I
TECHNOLOGY AND CYBERSECURITY RISK FACTORS

Technology failures or cybersecurity breaches could have a material adverse effect on our operations.

As of December 31, 2021, we had 131 production facilities in 18 different countries, primarily in North America, Europe, and Asia. We rely on several on-premise and cloud-based computerized systems and networks to obtain, secure, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our production facilities. We receive, process, manufacture, and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. We also have risk associated with the network connectivity and systems for consolidated reporting. Technology failures or security breaches of a new or existing infrastructure, including our industrial control systems, could impede normal operations, create system disruptions, or create unauthorized disclosure of confidential information.
We have a formal process in place for both incident response and cybersecurity continuous improvement that includes a cross functional Cybersecurity Oversight Committee. Members of the Cybersecurity Oversight Committee update the Board of Directors quarterly on cyber activity, with procedures in place for interim reporting if necessary.
Although we have not experienced any material technology failures or cybersecurity breaches, we have enhanced our cybersecurity protection efforts over the last few years and continue to do so. We use a third party to periodically benchmark our information security program against the National Institute of Standards and Technology’s Cybersecurity Framework. We provide quarterly cybersecurity training for employees with access to our email and data systems, and we have purchased broad-form cyber insurance coverage. However, in part, because of the risk due to the COVID-19 pandemic regarding increased remote access, remote work conditions, and associated strain on employees, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure of confidential information. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems. We could still experience material technology failures or cybersecurity breaches, including those resulting from ransomware attached to our industrial control systems. If this occurs, our operations could be disrupted, or we may suffer financial loss because of lost or misappropriated information. Also, we may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, reputational damages, proprietary and confidentiality impacts, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value.

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

In June 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the European Union (EU), commonly referred to as “Brexit.” In January 2020, the Withdrawal Agreement Act was passed by the UK Parliament and the Brexit deal was ratified by the EU Parliament. This allowed the UK to formally leave the EU on January 31, 2020, with a transition period through December 31, 2020, while the EU and UK were to negotiate a trade agreement, among other things. Additional negotiations among the EU and UK continue, as well as negotiations of trade agreements between the UK and other countries, including the United States. Because we have multiple manufacturing facilities in the UK, EU, and other countries, and these facilities purchase raw materials and component parts from suppliers in those countries, and sell products into the UK, EU, and elsewhere, the results of Brexit could cause disruptions and create uncertainty to our supply chain and distribution networks, tariff rates, and currencies, and could fluctuate the

PART I
value of the British Pound and the Euro relative to the U.S. Dollar and other currencies. These disruptions and uncertainties could increase our costs and adversely affect us.

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
As a U.S. company, the ability to centrally manage aspects of our operation and workforce and the ability to make decisions based on complete and accurate global data are important and require the ability to transfer and access personal data. The adequacy of the laws of the data-importing country are of increasing importance under various laws, including the GDPR, the UK GDPR, and Brazil’s general data protection law. The validity of data transfer mechanisms remains subject to legal, regulatory, and political developments in many countries, including Brazil, Europe, China, and the U.S. The invalidation of the EU-U.S. Privacy Shield in 2020, the complex assessment and documentation requirements required under the EU Commission's recent Standard Contractual Clauses, as well as the still evolving guidance from Brazil and China, could have an adverse impact on our ability to process and transfer personal data. This may inhibit our ability to transfer our employee personal data from our other operations, such as in Europe, China, and Brazil, to the Company’s headquarters in the U.S. or elsewhere, making it much more difficult to effectively manage our global human capital. These evolving privacy and data protection requirements create uncertainty and added compliance obligations that could harm our business, reputation, financial condition, and operating results.
Climate change laws, regulations, and impacts could negatively impact the Company’s business, capital expenditures, results of operations, financial condition, competitive position, and reputation.
As of December 31, 2021, we had 131 production facilities worldwide. Some of our facilities are engaged in manufacturing processes that produce greenhouse gas emissions, including carbon dioxide. We also maintain a fleet of over-the-road tractor trailers that emit greenhouse gases. Climate change has received increased attention worldwide. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gas emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. Either the enactment of, or change to existing laws and regulations, could mandate more restrictive standards or require such changes on a more accelerated time frame. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. To the extent our customers are subject to any of these or other similar proposed or newly enacted laws and regulations, additional costs by customers to comply with such laws and regulations could impact their ability to operate at similar levels in certain jurisdictions, which could adversely impact their demand for our products and services. Also, if these laws or regulations impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. In either event, they could negatively impact our business, capital expenditures, results of operations, financial condition, and competitive position. Non-compliance with climate change legislative and regulatory requirements could also negatively impact our reputation.
Also, we have experienced, in part due to severe weather impacts, supply shortages in chemicals, which have restricted foam supply. The restriction of foam supply has constrained overall mattress production in the bedding industry and has reduced our production levels. The cost of chemicals and foam have also increased due to the shortages. If we are unable to secure an adequate supply of chemicals and foam, or the cost of these raw materials materially increases, it could have a negative impact on our business, results of operations, and financial condition.

PART I
We have also experienced increased property insurance premiums, in part, due to enhanced weather-related risks, but this increase in premiums has not had a material impact on our results of operations or financial condition. However, a more severe impact is possible.
Increased scrutiny from investors, lenders, and other market participants regarding our environmental, social, and governance, or sustainability responsibilities, could expose us to additional costs or risks and adversely impact our liquidity, results of operations, reputation, employee retention, and stock price.
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

Our sustainability report details how we seek to manage our operations responsibly and ethically. The sustainability report includes our policies and practices on a variety of matters, including, but not limited to, Board and management sustainability oversight, governance and ethics, environmental compliance, employee health and safety practices, human capital management, product sustainability and stewardship, supply chain management, and workforce inclusion and diversity. In 2021, we broadened the scope of the Board’s Nominating, Governance and Sustainability Committee to include oversight of our ESG programs and related risks. We also added newly created positions, including our first Chief Human Resource Officer, ID&E Director, and Sustainability Manager to help lead and evaluate our ESG practices. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. In addition to the costs associated with the above mentioned positions, we could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards set forth in the sustainability report could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us. Our sustainability report can be found at www.leggett.com. Our website does not constitute part of this Form 10-K.

Changes in tax laws or challenges to our tax positions pursuant to ongoing tax audits could negatively impact our earnings and cash flows.
We are subject to the tax laws and reporting rules of the U.S. (federal, state, and local) and several foreign jurisdictions. Current economic and political conditions make these tax rules (and governmental interpretation of these rules) in any jurisdiction, including the U.S., subject to significant change and uncertainty. There have been proposals, notably by the Organization for Economic Cooperation and Development and in the European Union, to reform tax laws or change interpretations of existing tax rules. These proposals, if adopted, could significantly impact how our earnings and transactions are taxed as a multinational corporation. Although we cannot predict whether or in what form these proposals will become law, or how they might be interpreted, such changes could impact our assumptions related to the taxation of certain foreign earnings and have a material adverse effect on our earnings and cash flows.

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
Although we deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have recorded an immaterial aggregate litigation contingency accrual at

PART I
December 31, 2021. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies are estimated to be $10 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $10 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see Note T on page 119 of the Notes to Consolidated Financial Statements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s corporate office is located in Carthage, Missouri. As of December 31, 2021, we had 131 manufacturing locations, of which 84 were located across the United States and 47 were located in 17 foreign countries. We also had various sales, warehouse, and administrative facilities. However, our manufacturing plants are our most important properties.

Manufacturing Locations by Segment

	Company- Wide	Subtotals by Segment
Manufacturing Locations		Bedding Products	Specialized Products	Furniture, Flooring & Textile Products
United States	84	35	6	43
Europe	17	6	9	2
China	13	1	10	2
Canada	7	—	3	4
Mexico	5	2	2	1
Other	5	2	3	—
Total	131	46	33	52

For more information regarding the geographic location of our manufacturing facilities refer to Geographic Areas of Operation under Item 1 Business on page 10.
Manufacturing Locations Owned or Leased by Segment

	Company- Wide	Subtotals by Segment
Manufacturing Locations		Bedding Products	Specialized Products	Furniture, Flooring & Textile Products
Owned	69	34	13	22
Leased	62	12	20	30
Total	131	46	33	52

We lease many of our manufacturing, warehouse, and other facilities on terms that vary by lease (including purchase options, renewals, and maintenance costs). For additional information regarding lease obligations, see Note K on page 96 of the Notes to Consolidated Financial Statements. We do not have any manufacturing facilities that are subject to liens or encumbrances that are material to the segment in which they are reported or to the Company as a whole.

PART I

No individual physical property is material to the Company’s overall manufacturing processes, except for our steel rod mill in Sterling, Illinois, which is reported in Bedding Products. The rod mill consists of approximately 1 million square feet of production space, which we own. It has annual capacity output of approximately 500,000 tons of steel rod, of which a substantial majority is used by our own wire mills. Our wire mills convert the steel rod into drawn steel wire. This wire is used in the production of many of our products, including mattress innersprings. A disruption to the operation of, or supply of steel scrap to, our steel rod mill could require us to purchase steel rod from alternative supply sources, subject to market availability. Trade actions by the United States government, along with the existence of antidumping and countervailing duty orders against multiple countries, could result in reduced market availability and/or an increase in the cost of steel rod. If we experience a disruption in our ability to produce steel rod in our mill, coupled with a reduction of adequate and/or timely supply from alternative market sources of quality steel rod, we could experience a material negative impact on our Bedding Products segment's and the Company's results of operations.

In the opinion of management, the Company’s owned and leased facilities are suitable and adequate for the manufacture, assembly and distribution of our products. Our properties are located to allow timely and efficient delivery of products and services to our diverse customer base. Although our manufacturing facilities are generally operated at relatively high utilization rates, we do have excess production capacity in many of our businesses.

Item 3. Legal Proceedings.

Reference is made to the information in Note T on page 119 of the Notes to Consolidated Financial Statements, which is incorporated into this section by reference.

Mattress Antidumping Matters

On March 31, 2020, the Company, along with six other domestic mattress producers, Brooklyn Bedding, Corsicana Mattress Company, Elite Comfort Solutions (a Leggett subsidiary), FXI, Inc., Innocor, Inc., and Kolcraft Enterprises, Inc., and two unions, the International Brotherhood of Teamsters and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO (collectively, "Petitioners"), filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and manufacturers of mattresses in China were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries. On March 18, 2021, the DOC made final determinations on Chinese subsidies, assigning a duty rate of 97.78%, and on dumping, assigning duty rates on imports from Cambodia (52.41%, as amended), Indonesia (2.22%), Malaysia (42.92%), Serbia (112.11%), Thailand (37.48% – 763.28%), Turkey (20.03%), and Vietnam (144.92% - 668.38%). On April 21, 2021, the ITC made a unanimous, affirmative final determination that domestic mattress producers were materially injured by reason of the unfairly priced or subsidized imported mattresses. Accordingly, the agencies instructed that the U.S. government continue to impose duties on mattresses imported from China, Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam at the rate determined by the DOC for five years, through May 2026, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the order for an additional five years. In July 2021, respondents filed appeals with the U.S. Court of International Trade as to the DOC’s final determinations on antidumping duty rates for Cambodia, Indonesia, and Vietnam and the ITC’s unanimous, final determination of material injury to the domestic industry. Petitioners separately appealed the DOC’s final determinations on antidumping duty rates for Cambodia, Indonesia, and Thailand.

Environmental Matters Involving Potential Monetary Sanctions of $300,000 or More

On February 16, 2021, a summons was issued to the Company’s French subsidiary, Specitubes SAS, to appear before the Judicial Court of Boulogne-Sur-Mer, France. The prosecutor alleged (i) that Specitubes violated certain French environmental air emission standards, and an administrative order concerning those standards, by its use of a chlorinated lubricant; and (ii) that Specitubes, because of its use of the chlorinated lubricant, created a human health hazard. The allegations carried a possible fine of up to approximately $600,000. Specitubes ceased use of the chlorinated lubricant and denied the allegations. At a hearing in late June 2021, Specitubes raised a procedural issue that impacted which claims could proceed against it. Consequently, the procedural issue was referred to the Judicial Supreme Court, which decided the

PART I
issue had enough merit to be heard by the Constitutional Court for final determination. The Constitutional Court denied our petition, allowing the charges to proceed. However, at trial on December 7, 2021, the Court dismissed both charges against Specitubes. The prosecutor did not appeal this ruling. As this matter is now concluded without any charges or fines assessed against Specitubes, this matter did not have a material adverse effect on our financial position, cash flows, or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

Supplemental Item. Information About Our Executive Officers.

The following information is included in accordance with the provisions of Part III, Item 10 of Form 10-K, Item 401(b) of Regulation S-K, and the Instruction to Item 401 of Regulation S-K.

The table below sets forth the names, ages and positions of persons appointed as executive officers of the Company. Executive officers are normally appointed annually by the Board of Directors.

Name	Age	Position
J. Mitchell Dolloff	56	President and Chief Executive Officer
Karl G. Glassman	63	Executive Chairman of the Board
Jeffrey L. Tate	52	Executive Vice President and Chief Financial Officer
Steven K. Henderson	61	Executive Vice President, President—Specialized Products and Furniture, Flooring & Textile Products
Benjamin M. Burns	44	Senior Vice President, Business Support Services
Scott S. Douglas	62	Senior Vice President, General Counsel & Secretary
J. Tyson Hagale	44	Senior Vice President, President—Bedding Products
Susan R. McCoy	57	Senior Vice President, Investor Relations
Christina Ptasinski	62	Senior Vice President, Chief Human Resources Officer
Tammy M. Trent	55	Senior Vice President, Chief Accounting Officer

Subject to the severance benefit agreements with Mr. Dolloff, Mr. Glassman, Mr. Tate, Mr. Henderson, and Mr. Douglas listed as exhibits to this Report, the executive officers generally serve at the pleasure of the Board of Directors. Please see Exhibit Index on page 123 for reference to the agreements.
J. Mitchell Dolloff was appointed the Company’s Chief Executive Officer, effective January 1, 2022, and continues to serve as President since his appointment in 2020. He previously served as Chief Operating Officer from 2019 until his appointment as CEO; President—Bedding Products from 2020 to 2021; Executive Vice President, President—Specialized Products and Furniture Products from 2017 to 2019; Senior Vice President and President of Specialized Products from 2016 to 2017; Vice President and President of the Automotive Group from 2014 to 2015; President of Automotive Asia from 2011 to 2013; Vice President of Specialized Products from 2009 to 2013; and in various other capacities for the Company since 2000.
Karl G. Glassman was appointed Executive Chairman of the Board effective January 1, 2022, following his retirement as the Company's Chief Executive Officer on December 31, 2021, a position he held since 2016. Mr. Glassman was first appointed Chairman of the Board in 2020. He previously served as President from 2013 to 2019, Chief Operating Officer from 2006 to 2015, Executive Vice President from 2002 to 2013, President of the former Residential Furnishings Segment from 1999 to 2006, Senior Vice President from 1999 to 2002, and in various capacities since 1982.
Jeffrey L. Tate was appointed Executive Vice President and Chief Financial Officer of the Company in 2019. He previously served as Vice President and Business CFO of the Packaging & Specialty Plastics Operating Segment of The Dow Chemical Company since 2017. He served The Dow Chemical Company as Chief Audit Executive from 2012 to 2017, as Division CFO of Performance Products from 2009 to 2012, and Director, Investor Relations from 2006 to 2009. Mr. Tate served Dow Automotive as Global Finance Director from 2003 to 2006, and he served The Dow Chemical Company as Global Finance Manager, Polyurethane Systems from 2000 to 2003 and in various controller and financial analyst positions from 1992 to 2000.

PART I
Steven K. Henderson was appointed Executive Vice President, President—Specialized Products and Furniture, Flooring & Textile Products in 2020. Mr. Henderson previously served the Company as Vice President, President—Automotive Group since 2017. He joined the Company after more than 30 years of experience in a variety of leadership positions at Dow Automotive Systems and served as Business President—Automotive Systems since 2009, where he was responsible for the global business, including profit and loss, business strategy, and organizational health.
Benjamin M. Burns was appointed Senior Vice President—Business Support Services on February 22, 2022 to be effective February 28, 2022. Mr. Burns served as Vice President, Business Support Services from 2019 to 2022, Vice President, Treasurer from 2017 to 2019 and Vice President, Internal Audit/Due Diligence from 2012 to 2017. Mr. Burns served the Company in various other auditing capacities since 2003.
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
J. Tyson Hagale was appointed Senior Vice President, President—Bedding Products in August 2021. He previously served as Commercial Vice President for Domestic Bedding since 2020, President of the Home Furniture Group in 2020, President of the Furniture Hardware Division from 2018 to 2020, Director of Market Plan Development from 2015 to 2018, and Business Development Director from 2011 to 2015. He joined Leggett in 2001 as a member of the Corporate Development Department, and served in a variety of financial and strategic roles during his first ten years with the Company.
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
Christina Ptasinski was appointed Senior Vice President—Chief Human Resources Officer in 2021. She joined the Company with over 20 years of human resources leadership experience. She most recently served, from 2019 to 2021, as Senior Vice President HR for CEVA Logistics, where she previously served as Head of Global HR Performance from 2018 to 2019. CEVA Logistics is a global logistics and supply chain company in both freight management and contract logistics operating in many countries with thousands of employees. Prior to that, Ms. Ptasinski was the Chief Human Resources Officer for Crane Worldwide Logistics from 2008 to 2018. Crane Worldwide Logistics is a logistics and supply chain company providing customized supply chain solutions, intermodal transportation and warehousing with over 100 locations in several countries.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our common stock is traded on the New York Stock Exchange (symbol LEG).

Shareholders and Dividends
As of February 14, 2022, we had 6,008 shareholders of record.
Increasing the dividend remains a high priority. In 2021, we increased the annual dividend by $.06 from $1.60 to $1.66 per share. We have no restrictions that materially limit our ability to pay such dividends or that we reasonably believe are likely to limit the future payment of dividends. Future dividends will be determined based on our earnings, capital requirements, financial condition, and other factors considered by our Board of Directors. However, our current expectation is to continue paying cash dividends on our common stock at the same or higher rate.
For more information on dividends see Dividends in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 47.

Issuer Purchases of Equity Securities
The table below is a listing of purchases of the Company’s common stock by us or any affiliated purchaser during each calendar month of the fourth quarter of 2021.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 2021	—	$—	—	10,000,000
November 2021	—	$—	—	10,000,000
December 2021	—	$—	—	10,000,000
Total	—	$—	—

1 This number represents shares which were not purchased as part of a publicly announced plan or program, all of which would have been shares surrendered in transactions permitted under the Company’s benefit plans. It does not include shares withheld for taxes on stock unit conversions, as well as forfeitures of stock units, all of which totaled 3,901 shares in the fourth quarter of 2021.

2 On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and remained in force until repealed by the Board of Directors. On February 22, 2022, the Board repealed the August 4, 2004 resolution but re-adopted resolutions with minor administrative changes providing for the same authority, which will remain in force until repealed by the Board. As such, effective January 1, 2022, the Company was authorized by the Board of Directors to repurchase up to 10 million shares in 2022, and each calendar year thereafter. No specific repurchase schedule has been established.

Item 6. Reserved.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

HIGHLIGHTS

	2021	2020	2019
(Dollar amounts in millions, except for per share data)
Net trade sales	$5,073	$4,280	$4,753
Earnings before interest and taxes (EBIT)	596	408	487
Cash from operations	271	603	668
Adjusted working capital [1]	713	397	492
Total debt	2,090	1,900	2,118
Dividends per share	$1.66	$1.60	$1.58

1 For non-GAAP reconciliation see page 44.

Trade sales increased 19% in 2021. Organic sales increased 18%, primarily from raw material-related selling price increases of 13%, volume recovery from pandemic-related sales declines in 2020 of 4%, and currency benefit of 1%. Acquisitions, net of divestitures, added 1% to sales growth. Trade sales grew 7% compared to pre-pandemic 2019 levels.
Earnings in 2021 increased primarily from higher trade sales volume, metal margin expansion in our Steel Rod business, pricing discipline, a gain on the sale of real estate associated with our exited Fashion Bed business, and the non-recurrence of a goodwill impairment charge. Fixed cost reductions of approximately $90 million taken in 2020 partially offset some of the earnings decline from lower volume in that year. We maintained approximately $80 million of those fixed cost reductions in 2021, adding costs only to support higher volumes and future growth opportunities.
In 2021, we generated $271 million in cash from operations compared to $603 million in 2020. This large decrease was primarily driven by inflationary impacts and planned working capital investments to rebuild inventory levels in our Rod, Wire, and U.S. Spring businesses following severe depletion in 2020. Total capital expenditures in 2021 were $107 million, reflecting a balance of investing for the future while controlling our spending. Cash from operations and adjusted working capital in 2020 benefited from a sharp focus on working capital management.
We amended our revolving credit agreement in September 2021 to change our financial covenant to a 3.5x net debt to trailing 12-month EBITDA metric (from what would have been 3.25x net debt at year end). This change created more financial flexibility under our revolving credit facility, which serves as back-up for our commercial paper program. We ended 2021 with full availability under the $1.2 billion credit facility. In November, we issued $500 million of 30-year, 3.5% notes. The net proceeds of these notes were used to repay commercial paper and may be used to repay a portion of the $300 million notes due August 2022. Our financial base remains strong.
We increased the annual dividend in 2021 to $1.66 per share from $1.60 per share in 2020 and extended our record of consecutive annual increases to 50 years. Consistent with our deleveraging plan, share repurchases were limited in 2021. For the full year, we repurchased approximately .25 million shares of our stock, primarily surrendered for employee benefit plans.

Portfolio management remains a strategic priority. Over the past several years, we have enhanced our business portfolio and improved margins by growing our stronger businesses and exiting or restructuring businesses that consistently struggled to deliver acceptable returns. In 2021, we acquired three businesses: a United Kingdom manufacturer specializing in metallic ducting systems, flexible joints, and components for space, military, and commercial applications; a Polish manufacturer of bent metal tubing for furniture used in office, residential, and other settings; and a specialty foam and finished mattress manufacturer serving the United Kingdom and Irish market. We also divested a small specialty wire operation in our Drawn Wire business.
These topics are discussed in more detail in the sections that follow.

INTRODUCTION

Total Shareholder Return

Total Shareholder Return (TSR) is the primary financial measure that we use to assess long-term performance. TSR = (Change in Stock Price + Dividends) ÷ Beginning Stock Price. We target average annual TSR of 11-14% through an approach that employs four TSR sources: revenue growth, margin expansion, dividends, and share repurchases.
We monitor our TSR performance on a rolling three-year basis. We believe our disciplined growth strategy, portfolio management, and prudent use of capital will support achievement of our target over time.
The table below shows the components of our TSR targets.

Current Targets
Revenue Growth	6-9%
Margin Increase	1%
Dividend Yield	3%
Stock Buyback	1%
Total Shareholder Return	11-14%
Senior executives participate in an incentive program with a three-year performance period based on two equal measures: (i) our TSR performance compared to the performance of a group of approximately 300 peers; and (ii) the Company or segment Earnings Before Interest and Taxes (EBIT) Compound Annual Growth Rate (CAGR).

Customers

We serve a broad suite of customers, with our largest customer representing approximately 6% of our sales in 2021. Many are companies whose names are widely recognized. They include bedding brands and manufacturers; residential and office furniture producers; automotive OEM and Tier 1 manufacturers; and a variety of other companies.

Organic Sales

We calculate organic sales as trade sales excluding sales attributable to acquisitions and divestitures consummated within the last twelve months. Management uses the metric, and it is useful to investors, as supplemental information to analyze our underlying sales performance from period to period in our legacy businesses.

Major Factors That Impact Our Business

Many factors impact our business, but those that generally have the greatest impact are market demand, raw material cost trends, and competition. However, in 2020 COVID-19 had the largest impact on our business.

PART II
COVID-19 Impacts on our Business

The impact of the COVID-19 pandemic began in January 2020, directly affecting our operations in China, as well as the global supply chain. The crisis accelerated, impacting virtually all geographies by mid-March of 2020. We quickly took action to align our variable cost structure to demand levels, significantly reduce fixed costs, and cut capital expenditures, prioritize accounts receivable and inventory management, and amend the financial covenant in our revolving credit facility to provide additional liquidity. These efforts helped to strengthen cash flow and protect our balance sheet.
In mid-second quarter 2020, consumers quickly moved from travel and entertainment spending to purchasing home-related products and autos. This benefited our Bedding, Home Furniture, Flooring & Textile, and Automotive businesses. In 2021, most of our businesses recovered from the pandemic-related impacts of 2020. Trade sales in 2021 were up 19% versus 2020, primarily from raw material-related price increases and volume growth from recovery in most of our businesses.
The pandemic had, and could further have, an adverse impact, in varying degrees, to among other things (i) the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries; (ii) our manufacturing operations’ ability to remain fully operational, obtain necessary raw materials and parts, maintain appropriate labor levels, and ship finished products to customers from supply chain disruptions or otherwise; (iii) the collection of trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency; (iv) impairment of goodwill and long-lived assets; and (v) our ability to borrow under our credit facility in compliance with restrictive covenants; all of which, in the aggregate, had, and could further have, a negative impact on our trade sales, earnings, cash flow, and financial condition.
Below is a more in-depth discussion of the various impacts of COVID-19 on our business.

Demand for our Products. Various governments in North America, Europe, Asia, and elsewhere instituted, and some have reinstituted, quarantines, shelter-in-place or stay-at-home orders, or restrictions on public gatherings as well as limitations on social interactions, which have had, and could further have, an adverse effect on the demand for our products.

Impact on our Manufacturing Operations. As of December 31, 2021, we had manufacturing facilities in the United States and 17 other countries. All of these countries have been affected by the COVID-19 pandemic. Our facilities are open, but we have, from time to time, some capacity restrictions on our plants due to governmental orders in various parts of the world. We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition, or re-imposition, of restrictive social measures, mandatory closures of retail establishments that sell our products or our customers’ products, travel restrictions, and restrictions on the import or export of products.
Depending on the length and severity of the COVID-19 pandemic, the percentage of the population vaccinated, and the effectiveness of the vaccines against new variants, our ability to keep our manufacturing operations fully operational, build and maintain appropriate labor levels, obtain necessary raw materials and parts, and ship finished products to customers may be partially or completely disrupted, either on a temporary or prolonged basis. The continued realization of these risks to our manufacturing operations, labor force, and supply chain could also increase labor, commodity, and transportation costs.
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
Certain governmental authorities, including state or foreign jurisdictions, may adopt laws mandating COVID-19 vaccination or periodic testing with masking requirements for unvaccinated employees. Because some of our employees may be hesitant to take a vaccine or be tested, the requirements, if adopted, may cause some employees to terminate employment with us which may challenge our ability to maintain appropriate labor levels in our facilities and keep our manufacturing locations fully operational. If these requirements are adopted, they may also create disruptions to our suppliers and customers.

Collection of Trade and Notes Receivables. Some of our customers have been adversely affected by the COVID-19 pandemic. If these parties suffer financial difficulty, they may be unable to pay their debts to us, they may reject their

PART II
contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms to these parties. If we are unable to collect receivables on a timely basis, larger provisions for bad debt may be required. We are closely monitoring accounts receivable and collections. Although we experienced increased bad debt expense in the first quarter of 2020, we have had favorable customer payment trends and applied a lower qualitative risk for improved macroeconomic conditions which have allowed us to reduce our bad debt reserves in the last half of 2020 through 2021.

Impairment of Goodwill and Long-Lived Assets. A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2021, goodwill and other intangible assets represented $2.2 billion, or 41% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 20% of total assets.
Our annual goodwill impairment testing performed in the second quarter of 2021 indicated no goodwill impairments. However, fair value exceeded carrying value by less than 100% for two reporting units as summarized in the table below:

	Fair value in excess of carrying value		Goodwill
	Goodwill impairment testing as performed in the second quarter 2021	Goodwill impairment testing as performed in the second quarter 2020	As of December 31, 2021
Aerospace	28%	51%	$68 million
Work Furniture	85%	25%	$101 million
The decrease in fair value for Aerospace, as compared to 2020, is reflective of industry trends. Demand for fabricated duct assemblies in 2021 was near 2019 levels, but demand for welded and seamless tube products is still well below pre-pandemic levels. With the lingering impact from pandemic-related disruption in air travel and resulting buildup of aircraft and supply chain inventories, the industry is not anticipated to return to 2019 demand levels until 2024. While there is also a lag in recovery in the Work Furniture reporting unit, we continue to see steady demand for products sold for residential use, and the contract market continues to gradually improve as employees return to the office. We are continuing to monitor all factors impacting these industries. If the adverse economic impact from the COVID-19 pandemic is longer than expected, we may not be able to achieve projected performance levels. If actual results of any of our reporting units materially differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur future impairment charges. These non-cash charges could have a material negative impact on our earnings.
The annual goodwill impairment testing performed in the second quarter of 2020 resulted in a $25 million non-cash goodwill impairment charge with respect to our Hydraulic Cylinders reporting unit (which is a part of the Specialized Products segment) and reflected the complete write-off of the goodwill associated with this reporting unit.

Our Ability to Borrow under our Credit Facility. In response to the COVID-19 pandemic, in May 2020, we amended our five-year multi-currency $1.2 billion credit facility to change, among other things, the restrictive financial covenants. Prior to the pandemic, the leverage ratio of debt to trailing 12-month EBITDA was 4.25 to 1.00 with a single step-down to 3.50 to 1.00 on March 31, 2020. The ratio was changed in two ways: (i) the calculation of debt was changed to net debt (debt minus unrestricted cash); and (ii) the ratio was increased to 4.75 to 1.00 through March 31, 2021, with a 50 basis point step down each quarter until the ratio reached 3.25 to 1.00 at year end 2021. The credit facility, including the leverage ratio, was amended again in September 2021. For details on the current terms of the credit facility, please see Credit Facility on page 50.

Relief under the CARES Act and Foreign Governmental Subsidies. We deferred $19 million of our 2020 payment of employer's Social Security match as provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Approximately half was paid in January 2022 in accordance with the holiday schedule for the December 31, 2021 deferral date. The remaining deferral is anticipated to be paid in January 2023. We also received $4 million and $21 million in 2021 and 2020, respectively, of government subsidies in our international locations. These deferrals and subsidies are not expected to have a material impact on our short- or long-term financial condition, results of operations, liquidity, or capital resources and do not contain material restrictions on our operations, sources of funding, or otherwise. In addition, in 2021 we received $5 million of insurance proceeds from a business interruption claim due to COVID-19 pandemic disruptions.

PART II
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
Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Over the past few years, we have seen varying degrees of inflation and deflation in U.S. steel pricing. In 2020, steel costs deflated modestly through the majority of the year followed by significant inflation late in the year. Steel costs inflated even further throughout 2021.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Throughout 2021, steel rod price increases outpaced steel scrap price increases resulting in significantly expanded metal margins within the steel industry. If these expanded metal margins are sustained, our steel rod mill should continue to experience enhanced profitability.
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. Chemical prices deflated in the first half of 2020. Inflation began in the second half of the year and continued throughout 2021 as a result of several factors, including robust demand, shortages from severe weather, supplier production disruptions, port delays, and logistics challenges. The supply shortages resulted in significant restrictions by producers, however, supply availability improved in late fourth quarter 2021.
Currently there is a shortage of semiconductors in the automotive industry. Automotive OEMs and other suppliers have not been able to secure an adequate supply of semiconductors, and as a result have reduced or completely shut down their production of some automobiles or parts, which in turn has reduced our sale of products. Consumer demand remains strong, but the semiconductor shortage has pushed vehicle inventory to very low levels. Our Automotive Group uses the semiconductors in seat comfort products, and to a lesser extent in motors and actuators. Although our Automotive Group has been able to obtain an adequate supply of semiconductors, we are dependent on our suppliers to deliver these semiconductors in accordance with our production schedule. A shortage of the semiconductors, either to us, the automotive OEMs or our suppliers, can disrupt our operations and our ability to deliver products to our customers.
Shortages in the labor markets in several industries in which we operate have created challenges in hiring and maintaining adequate workforce levels. Because of these shortages, we have experienced increased labor costs.
Some facilities have experienced disruptions in logistics necessary to import, export, or transfer raw materials or finished goods, which has generally resulted in increased transportation costs that are typically passed through to our customers. Our supply chains have also been hampered by congested ports and trucking constraints.
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
We continue to face pressure from foreign competitors, as some of our customers source a portion of their components and finished products offshore. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. We typically compete in market segments that value product differentiation. However, when we do compete on cost, we typically remain price competitive in most of our business units, even versus many foreign manufacturers, as a result of our highly efficient operations, automation, vertical integration in steel rod and wire, logistics and distribution efficiencies, and large-scale purchasing of raw materials and commodities. We have also reacted to foreign competition in certain cases by selectively adjusting prices, developing new proprietary products that help our customers reduce total costs, and shifting production offshore to take advantage of lower input costs.
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
In March 2020, the Company, along with other domestic mattress producers and two labor unions representing workers at other mattress producers, filed antidumping petitions with the DOC and the ITC alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and a countervailing duty petition alleging manufacturers of mattresses in China were benefiting from subsidies. In March 2021, the DOC made final determinations, assigning China a countervailing duty rate of 97.78% and antidumping duty rates on the other seven countries from 2.22% – 763.28%. In April 2021, the ITC made a unanimous affirmative final determination that domestic mattress producers were materially injured by reason of the unfairly priced or subsidized imported mattresses. Accordingly, the agencies instructed that final antidumping and countervailing duty orders will remain in effect for five years, through May 2026, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the order for an additional five years. Appeals have been filed with the U.S. Court of International Trade as to the DOC's final determinations of margins for Cambodia, Indonesia, Thailand, and Vietnam and the ITC's final determination of injury. See Item 3 Legal Proceedings on page 27 for more information.

PART II
Sale of Real Estate

In the second quarter 2021, we sold certain real estate associated with our exited Fashion Bed business in the Bedding Products segment and recognized a gain of approximately $28 million on the transaction.

Change in Method for Valuing Inventories from Last-In, First-Out (LIFO) Cost Method

As of January 1, 2021, we changed our method for valuing certain inventories (primarily domestic steel-related inventories) to the First-in, First-out (FIFO) cost method from the LIFO cost method. The effects of this change have been retrospectively applied to all periods presented. With the change from LIFO to FIFO, we expect to make tax payments of $21 million, in the aggregate, during the years 2021-2023 based on current tax rates. The cash outlay in 2021 was approximately $11 million. See Note A to the Consolidated Financial Statements beginning on page 75 for additional information.

RESULTS OF OPERATIONS—2021 vs. 2020
Consolidated Results
The following table shows the changes in sales and earnings during 2021, and identifies the major factors contributing to the changes from prior year.

(Dollar amounts in millions, except per share data)	Amount	% [1]
Net trade sales:
Year ended December 31, 2020	$4,280
Divestitures	(32)	(1)%
2020 sales excluding divestitures	4,248
Approximate volume gains	172	4
Approximate raw material-related inflation and currency impact	597	14
Organic sales	769	18
Acquisition sales growth	56	2
Year ended December 31, 2021	$5,073	19%
Earnings:
(Dollar amounts, net of tax)
Year ended December 31, 2020	$253
Gain on sale of real estate	21
2020 goodwill impairment	25
2020 restructuring-related charges	6
2020 note impairment	6
2020 stock write-off from a prior year divestiture	3
Other items, primarily including higher volume, metal margin expansion in our Steel Rod business, and pricing discipline	88
Year ended December 31, 2021	$402
2020 Earnings Per Diluted Share	$1.86
2021 Earnings Per Diluted Share	$2.94
   1 Calculations impacted by rounding

Full-year trade sales increased 19%, to $5,073 million. Organic sales increased 18%, primarily from raw material-related selling price increases of 13%, volume recovery from pandemic-related sales declines in the first half of 2020 of 4%, and currency benefit of 1%. Acquisitions, net of divestitures, contributed 1% to sales growth.
Earnings increased primarily from the impact of higher sales volume, metal margin expansion in our Steel Rod business, and pricing discipline. As indicated in the table above, earnings also increased from a gain on the sale of real estate and the non-recurrence of the goodwill impairment charge, restructuring-related charges, the impairment charge related to a note receivable, and the stock write-off associated with a prior year divestiture that filed bankruptcy in 2020.

Interest and Income Taxes

Net interest expense in 2021 was lower by $6 million compared to the twelve months ended December 31, 2020 primarily due to lower interest rates.
Our worldwide effective income tax rate was 23% in both 2021 and 2020. The following table reflects how our effective income tax rate differs from the statutory federal income tax rate. See Note N on page 109 of the Notes to Consolidated Financial Statements for additional details.

	Year Ended December 31
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	1.5	.8
Tax effect of foreign operations	(.9)	(2.2)
Global intangible low-taxed income	.5	(.3)
Current and deferred foreign withholding taxes	2.3	2.7
Stock-based compensation	(.5)	(.6)
Change in valuation allowance	—	.8
Change in uncertain tax positions, net	—	.6
Goodwill impairment	—	1.6
Other permanent differences, net	(.8)	(1.3)
Other, net	(.2)	(.3)
Effective tax rate	22.9%	22.8%

PART II
Segment Results
In the following section we discuss 2021 sales and EBIT (earnings before interest and taxes) for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note F on page 87 of the Notes to Consolidated Financial Statements.

(Dollar amounts in millions)	2021	2020	Change in Sales		% Change Organic
			$	%	Sales [1]
Trade sales
Bedding Products	$2,455.9	$2,039.3	$416.6	20.4%	20.3%
Specialized Products	998.9	891.2	107.7	12.1	10.7
Furniture, Flooring & Textile Products	1,617.8	1,349.7	268.1	19.9	19.7
Total trade sales	$5,072.6	$4,280.2	$792.4	18.5%	18.1%

	2021	2020	Change in EBIT		EBIT Margins
			$	%	2021	2020
EBIT
Bedding Products	$321.3	$192.4	$128.9	67.0%	13.1%	9.4%
Specialized Products	115.9	92.0	23.9	26.0	11.6	10.3
Furniture, Flooring & Textile Products	159.5	126.5	33.0	26.1	9.9	9.4
Intersegment eliminations & other	(.7)	(3.4)	2.7
Total EBIT	$596.0	$407.5	$188.5	46.3%	11.7%	9.5%

	2021	2020
Depreciation and amortization
Bedding Products	$106.8	$106.7
Specialized Products	44.8	44.3
Furniture, Flooring & Textile Products	24.0	25.5
Unallocated [2]	11.7	12.9
Total depreciation and amortization	$187.3	$189.4

1 This is the change in sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the Bedding Products, Specialized Products, and Furniture, Flooring & Textile Products discussions below for a reconciliation of the change in total segment sales to organic sales.

2 Unallocated consists primarily of depreciation and amortization on non-operating assets.

Bedding Products

Trade sales increased 20%. Organic sales were up 20%, entirely from raw material-related selling price increases. Volume was flat. Acquisitions and divestitures offset.

EBIT increased $129 million, primarily from higher metal margin in our Steel Rod business, pricing discipline, the $28 million gain from sale of real estate associated with our exited Fashion Bed business, and the non-recurrence of the prior year $8 million impairment related to a note receivable and $3 million restructuring-related charges, partially offset by production inefficiencies driven by supply chain constraints and higher transportation costs.

 Specialized Products

Trade sales increased 12%. Organic sales were up 11%, from a 7% increase in volume and currency benefit of 4%. Acquisitions contributed 1% to sale growth.
EBIT increased $24 million, primarily from higher volume and the non-recurrence of prior year $25 million goodwill impairment charge in Hydraulic Cylinders and $4 million restructuring-related charges, partially offset by higher raw material and transportation costs.

Furniture, Flooring & Textile Products

Trade sales increased 20%. Organic sales were up 20%, from raw material-related selling price increases of 10%, increased volume of 9%, and currency benefit of 1%.
EBIT increased $33 million, primarily from higher volume, pricing discipline, and non-recurrence of prior year $1 million restructuring-related charges.

RESULTS OF OPERATIONS—2020 vs. 2019
As of January 1, 2021, we changed our method for valuing certain inventories (primarily domestic steel-related inventories) to the FIFO cost method from the LIFO cost method. The effects of this change have been retrospectively applied to all periods presented. See INVENTORIES under Note A beginning on page 75 of the Notes to Consolidated Financial Statements for additional information.

Consolidated Results
The following table shows the changes in sales and earnings during 2020, and identifies the major factors contributing to the changes from prior year.

(Dollar amounts in millions, except per share data)	Amount	% [1]
Net trade sales:
Year ended December 31, 2019	$4,753
Divestitures	(14)	—%
2019 sales excluding divestitures	4,739
Approximate volume losses	(483)	(10)
Approximate raw material-related inflation and currency impact	(32)	(1)
Organic sales	(515)	(11)
Acquisition sales growth	56	1
Year ended December 31, 2020	$4,280	(10)%
Earnings:
(Dollar amounts, net of tax)
Year ended December 31, 2019	$314
Lower restructuring-related charges ($9 in 2019; $6 in 2020)	3
Goodwill impairment	(25)
Note impairment	(6)
Stock write-off from a prior year divestiture	(3)
Other items, including COVID-related economic declines, partially offset by fixed cost reductions, lower interest expense, and lower taxes	(30)
Year ended December 31, 2020	$253
2019 Earnings Per Diluted Share	$2.32
2020 Earnings Per Diluted Share	$1.86
  1 Calculations impacted by rounding

PART II

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
As indicated in the table above, earnings decreased from the goodwill impairment charge, the impairment charge related to a note receivable, and the stock write-off associated with a prior year divestiture that filed bankruptcy in 2020, partially offset by lower restructuring-related charges. Operationally, earnings decreased primarily from the impact of lower sales, partially offset by fixed cost reductions.

Interest and Income Taxes

Net interest expense in 2020 was lower by $4 million compared to the twelve months ended December 31, 2019 primarily due to lower debt levels and interest rates.
Our worldwide effective income tax rate was 23% in 2020, compared to 22% in 2019. The following table reflects how our effective income tax rate differs from the statutory federal income tax rate. See Note N on page 109 of the Notes to Consolidated Financial Statements for additional details.

	Year Ended December 31
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	.8	1.3
Tax effect of foreign operations	(2.2)	(1.7)
Global intangible low-taxed income	(.3)	2.3
Current and deferred foreign withholding taxes	2.7	1.3
Stock-based compensation	(.6)	(1.1)
Change in valuation allowance	.8	.4
Change in uncertain tax positions, net	.6	(.3)
Goodwill impairment	1.6	—
Other permanent differences, net	(1.3)	(.3)
Other, net	(.3)	(.7)
Effective tax rate	22.8%	22.2%

 Segment Results

In the following section we discuss 2020 sales and EBIT for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note F on page 87 of the Notes to Consolidated Financial Statements.

(Dollar amounts in millions)	2020	2019	Change in Sales		% Change Organic
			$	%	Sales [1]
Trade sales
Bedding Products	$2,039.3	$2,254.3	$(215.0)	(9.5)%	(10.0)%
Specialized Products	891.2	1,066.8	(175.6)	(16.5)	(16.5)
Furniture, Flooring & Textile Products	1,349.7	1,431.4	(81.7)	(5.7)	(8.1)
Total trade sales	$4,280.2	$4,752.5	$(472.3)	(9.9)%	(10.9)%

	2020	2019	Change in EBIT		EBIT Margins
			$	%	2020	2019
EBIT
Bedding Products	$192.4	$214.9	$(22.5)	(10.5)%	9.4%	9.5%
Specialized Products	92.0	169.9	(77.9)	(45.9)	10.3	15.9
Furniture, Flooring & Textile Products	126.5	102.3	24.2	23.7	9.4	7.1
Intersegment eliminations & other	(3.4)	(.3)	(3.1)
Total EBIT	$407.5	$486.8	$(79.3)	(16.3)%	9.5%	10.2%

	2020	2019
Depreciation and amortization
Bedding Products	$106.7	$107.3
Specialized Products	44.3	41.8
Furniture, Flooring & Textile Products	25.5	25.7
Unallocated [2]	12.9	17.1
Total depreciation and amortization	$189.4	$191.9

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
EBIT decreased $23 million, primarily from pandemic-related economic declines, lower metal margin in our rod mill, and the $8 million impairment related to a note receivable, partially offset by fixed cost reductions.

 Specialized Products

Trade sales were down 16%. Organic sales were down 16%, with volume down 17%. Currency benefit increased sales 1%.

PART II
EBIT decreased $78 million, primarily from pandemic-related economic declines and a $25 million goodwill impairment charge in Hydraulic Cylinders, partially offset by fixed cost reductions.

Furniture, Flooring & Textile Products

Trade sales decreased 6%. Organic sales were down 8% and volume decreased 8%, with raw material-related selling price decreases offset by a currency benefit. A small Geo Components acquisition completed in December 2019 added 2% to trade sales.
EBIT increased $24 million, primarily from fixed cost reductions, improved pricing, and lower restructuring-related charges, partially offset by lower volume.

LIQUIDITY AND CAPITALIZATION

Liquidity

With cash on hand, operating cash flow, our commercial paper program and/or our credit facility, and our ability to obtain debt financing, we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations, both on a short-term and long-term basis.

Sources of Cash

Cash on Hand
At December 31, 2021, we had cash and cash equivalents of $362 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations. During 2021, 2020, and 2019 we brought back $247 million, $188 million, and $279 million of foreign cash, respectively.
If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $19 million. Due to capital requirements in various jurisdictions, approximately $39 million of this cash was inaccessible for repatriation at year end.

Cash from Operations
The primary source of funds for our short-term cash requirements is our cash generated from operating activities. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations.

        Cash from operation2019 $668 million, 2020 $603 million, 2021 $271 million

PART II
Cash from operations decreased approximately $331 million in 2021, primarily driven by inflationary impacts and planned working capital investments to rebuild inventory levels in our Rod, Wire, and U.S. Spring businesses following severe depletion in 2020.
As of January 1, 2021, we changed our method for valuing certain inventories (primarily domestic steel-related inventories) to the FIFO cost method from the LIFO cost method. The effects of this change have been retrospectively applied to all periods presented. See INVENTORIES under Note A beginning on page 75 of the Notes to Consolidated Financial Statements for additional information.
We closely monitor our working capital levels and we ended 2021 with working capital at 13.7% and adjusted working capital at 13.4% of annualized sales.1 The table below explains this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period.

(Dollar amounts in millions)	2021	2020
Current assets	$2,065.3	$1,658.1
Current liabilities	1,335.7	1,006.0
Working capital	729.6	652.1
Cash and cash equivalents	361.7	348.9
Current debt maturities and current portion of operating lease liabilities	345.1	93.3
Adjusted working capital	$713.0	$396.5
Annualized sales [1]	$5,331.6	$4,728.0
Working capital as a percent of annualized sales	13.7%	13.8%
Adjusted working capital as a percent of annualized sales	13.4%	8.4%

1 Annualized sales equal fourth quarter sales ($1,332.9 million in 2021 and $1,182.0 million in 2020) multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital
	Amount (in millions)				Days
	2021	2020	2019		2021	2020	2019
Trade Receivables	$620	$535	$564	DSO [1]	42	47	43

Inventories	993	692	676	DIO [2]	76	74	67

Accounts Payable	614	552	463	DPO [3]	53	55	45

1Days sales outstanding: ((beginning of year trade receivables + end of year trade receivables) ÷ 2) ÷ (net trade sales ÷ number of days in the period)
2Days inventory on hand: ((beginning of year inventory + end of year inventory) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period)
3Days payables outstanding: ((beginning of year accounts payable + end of year accounts payable) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period)

Trade Receivables - Our trade receivables increased $85 million at December 31, 2021 compared to the prior year and our DSO decreased during 2021. The increase in accounts receivable was primarily due to raw material-related selling price increases, and acquisitions represented $18 million of the increase. The DSO in 2020 was higher than both 2021 and 2019 as COVID-19 notably increased DSO in the first half of 2020, but strong credit discipline drove steady DSO improvement in the latter half of the year to a more normal level. We reduced our allowance for doubtful accounts by $3 million during 2021, reflecting lower qualitative risk compared to 2020 due to improved macroeconomic conditions and continued strong customer payment trends. We recognized $17 million of bad debt

PART II
expense in 2020; approximately half was associated with elevated pandemic-related risk across the entire portfolio, and the remaining expense was related to one Bedding Products segment customer (fully reserving the balances for this customer, primarily a note receivable). We closely monitor accounts receivable and collections, including accounts for possible loss. We also monitor general macroeconomic conditions and other items that could impact the expected collectability of all customers, or pools of customers with similar risk. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based upon the facts and circumstances for each individual customer, as well as pools of similar customers.

Inventories - Our inventories and DIO have both increased notably in the last two years. Increased inventories were primarily driven by inflationary impacts (including higher freight costs), stock build to ensure consistent supply to our customers, and planned investments to rebuild inventory levels in our Rod, Wire, and U.S. Spring businesses. Softening demand in the bedding market in the fourth quarter, along with our decision to postpone the reheat furnace replacement at our steel rod mill until late first quarter of 2022, also contributed to higher year-end inventories. Acquisitions also added a small amount of inventory. This resulted in higher levels of inventory at year end and affected our normal seasonal cash flow cycle. DIO in 2020 increased primarily as a result of lower cost of goods sold due to lower volumes associated with pandemic-related economic declines in the first half of the year. Our recent increased inventory levels are not indicative of slow-moving or potential inventory obsolescence. We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves.

Accounts Payable - Our accounts payable increased $62 million at December 31, 2021 compared to the prior year and our DPO decreased during 2021. The increase in accounts payable was primarily related to raw material cost inflation. Our payment terms did not change meaningfully since last year, and we have continued to focus on optimizing payment terms with our vendors. We continue to look for ways to establish and maintain favorable payment terms through our significant purchasing power and also utilize third-party services that offer flexibility to our vendors, which in turn helps us manage our DPO as discussed below.

Accounts Receivable and Accounts Payable Programs - We participate in trade receivables sales programs in combination with third-party banking institutions and certain customers. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Balance Sheets, and the related proceeds are reported as cash provided by operating activities in the Consolidated Statements of Cash Flows. We had approximately $35 million and $45 million of trade receivables that were sold and removed from our Consolidated Balance Sheets at December 31, 2021 and 2020, respectively. These sales reduced our quarterly DSO by roughly three days, and the impact to operating cash flow was approximately ($10) million and $5 million at December 31, 2021 and 2020, respectively.
For accounts payable, we have historically looked for ways to optimize payment terms through utilizing third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. As such, there is no direct impact on our DPO, accounts payable, operating cash flows or liquidity. The accounts payable settled through the third-party programs, which remain on our Consolidated Balance Sheets, were approximately $130 million and $105 million at December 31, 2021 and 2020, respectively.
While we utilize the above items as tools in our cash flow management, and offer them as options to facilitate customer and vendor operating cycles, if there were to be a cessation of these programs, we do not expect it would materially impact our operating cash flows or liquidity.

PART II
Commercial Paper Program
Another source of funds for our short-term cash requirements is our $1.2 billion commercial paper program. As of December 31, 2021, we had $1.2 billion available under the program. For more information on our commercial paper program, see Commercial Paper Program on page 49.

Credit Facility
Our credit facility is a five-year multi-currency facility providing us the ability, from time to time, to borrow, repay and re-borrow up to $1.2 billion until the maturity date, at which time our ability to borrow under the facility will terminate. The credit facility matures in September 2026. Currently, there are no borrowings under the credit facility. For more information on our credit facility, see Credit Facility on page 50, and Note J on page 94 of the Notes to Consolidated Financial Statements.

Capital Markets
We also believe that we have the ability to raise debt in the capital markets which acts as a source of funding of long-term cash requirements. Currently, we have $2.1 billion of total debt outstanding with maturity dates ranging from 2022 to 2051. For more information, please see Long-Term Debt on page 50, and Note J on page 94 of the Notes to Consolidated Financial Statements.

Uses of Cash
Our long-term priorities for use of cash are: fund organic growth including capital expenditures, pay dividends, fund strategic acquisitions, and repurchase stock with available cash.

Capital Expenditures

Capital Expenditures
(millions of dollars)
175
150
125
100
75
50
25
0
143
66
107
2019
2020
2021

         Capital expenditures-2019 $143 million, 2020 $66 million, 2021 $107 million
Total capital expenditures in 2021 were $107 million, reflecting a balance of investing for the future while controlling our spending. We intend to make investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We expect capital expenditures to approximate $150 million in 2022. Our employee incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.

PART II
Dividends

Dividends Paid-2019 $205 million, 2020 $212 million, 2021 $218 million; Dividends Declared-2019 $1.58, 2020 $1.60, 2021 $1.66
Dividends are the primary means by which we return cash to shareholders. The cash usage for dividends in 2022 should approximate $230 million.
Our long-term targeted dividend payout ratio is approximately 50% of adjusted EPS (which excludes special items such as significant tax law impacts, impairment charges, restructuring-related charges, divestiture gains, and litigation accruals/settlements). Continuing our long track record of increasing the dividend remains a high priority. In 2021, we increased the annual dividend by $.06 from $1.60 to $1.66 per share. 2021 marked our 50th consecutive annual dividend increase. We are proud of our dividend record and plan to extend it.

Acquisitions
Our long-term, 6-9% annual revenue growth objective envisions periodic acquisitions. We are seeking strategic acquisitions that complement our current products and capabilities.
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
In 2020, we acquired no businesses.
In 2021, we acquired three businesses for total consideration of $153 million. In January 2021, we acquired a United Kingdom (UK) manufacturer specializing in metallic ducting systems, flexible joints, and components for the space, military, and commercial applications for a cash purchase price of $28 million. In May 2021, we acquired a Polish manufacturer of bent metal tubing for furniture used in office, residential, and other settings for a cash purchase price of $5 million. In June 2021, we acquired a specialty foam and finished mattress manufacturer serving the UK and Irish markets, for a cash purchase price of $120 million.
Additional details about acquisitions can be found in Note R on page 116 of the Notes to Consolidated Financial Statements.

Stock Repurchases
Stock repurchases are the other means by which we return cash to shareholders. During the last three years, we repurchased a total of 1 million shares of our stock and issued 4 million shares (through employee benefit plans and stock option exercises). Our net stock repurchases were $7 million, $9 million, and $6 million in 2019, 2020, and 2021, respectively. In 2021, we repurchased .25 million shares (at an average price of $46.59) and issued 1 million shares.
We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable.

PART II
Short-Term and Long-Term Cash Requirements
In addition to the expected uses of cash discussed above, we have various material short-term (12 months or less) and long-term (more than 12 months) cash requirements as listed below.

Cash Requirements	Short-Term	Long-Term
(Dollar amounts in millions)
Current and long-term debt, excluding finance leases [1]	$300	$1,786
Operating and finance leases [2]	51	174
Purchase obligations [3]	581	3
Interest payments [4]	76	754
Deemed repatriation tax payable [5]	—	28
Liability for pension benefits [6]	3	42

1The long-term debt presented above could be accelerated if we were not able to make the principal and interest payments when due. See Note J on page 94 in the Notes to Consolidated Financial Statements for more information regarding scheduled maturities of our long-term debt.
2See Note K on page 96 in the Notes to Consolidated Financial Statements for additional information on leases.
3Purchase obligations primarily include open short-term (30-120 days) purchase orders that arise in the normal course of operating our facilities.
4Interest payments assume debt outstanding remains constant with amounts at December 31, 2021 and at rates in effect at the end of the year.
5In addition to the deemed repatriation tax payable we also have deferred income taxes and other reserves for tax contingencies included in our Consolidated Balance Sheets. The resolution or settlement of these tax positions with the taxing authorities is subject to significant uncertainty. We are therefore unable to make a reliable estimate of the amount or timing of cash that may be required to settle these matters, or whether the matters will require cash to settle or resolve.
6See Note M on page 106 in the Notes to Consolidated Financial Statements for additional information on pension benefit plans.
See Note I on page 93 of the Notes to Consolidated Financial Statements for details regarding the accrued expenses and other liabilities reflected on our Consolidated Balance Sheets.

PART II
Capitalization

Capitalization Table
This table presents key debt and capitalization statistics at the end of the three most recent years.

(Dollar amounts in millions)	2021	2020	2019
Total debt excluding credit facility/commercial paper	$2,090.3	$1,900.2	$2,056.1
Less: Current maturities of long-term debt	300.6	50.9	51.1
Scheduled maturities of long-term debt	1,789.7	1,849.3	2,005.0
Average interest rates [1]	3.7%	3.7%	3.6%
Average maturities in years [1]	10.8	5.3	6.0
Credit facility/commercial paper [2]	—	—	61.5
Weighted average interest rate on year-end balance	—%	—%	2.0%
Average interest rate during the year	.2%	2.0%	2.6%
Total long-term debt	1,789.7	1,849.3	2,066.5
Deferred income taxes and other liabilities	533.3	519.6	518.9
Equity	1,648.6	1,425.1	1,341.9
Total capitalization	$3,971.6	$3,794.0	$3,927.3
Unused committed credit: [2]
Long-term	$1,200.0	$1,200.0	$1,138.5
Short-term	—	—	—
Total unused committed credit	$1,200.0	$1,200.0	$1,138.5

Cash and cash equivalents	$361.7	$348.9	$247.6

1 These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
2 The unused committed credit amount is based on our revolving credit facility and commercial paper program which, during all periods presented, had a total authorized program amount of $1.2 billion. However, our borrowing capacity may be limited by covenants in our credit facility.

Commercial Paper Program
Amounts outstanding related to our commercial paper program were:

(Dollar amounts in millions)	2021	2020	2019
Total program authorized	$1,200.0	$1,200.0	$1,200.0

Commercial paper outstanding (classified as long-term debt)	$—	$—	$61.5
Letters of credit issued under the credit facility	—	—	—
Total program usage	$—	$—	$61.5

The average and maximum amounts of commercial paper outstanding during 2021 were $218 million and $545 million, respectively. During the fourth quarter, the average and maximum amounts outstanding were $268 million and $545 million, respectively. At quarter end, we had no letters of credit outstanding under the credit facility, but we had issued $48 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long-term, and subject to our capital needs, market conditions, and alternative capital market opportunities, we expect to maintain the indebtedness under the commercial paper program by continuously repaying and reissuing the commercial paper notes. We view the notes as a source of long-term funds and have classified the borrowings under the commercial

PART II
paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit facility maturing in 2026 discussed below.

Credit Facility
Our multi-currency credit facility was amended September 30, 2021 to create more financial flexibility and matures in September 2026. It provides us the ability, from time to time subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.2 billion.
Our credit facility contains restrictive covenants which (a) require us to maintain as of the last day of each fiscal quarter (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters, such ratio not being greater than 3.50 to 1.00, provided, however, subject to certain limitations, if we have made a material acquisition in any fiscal quarter, at our election, the maximum leverage ratio shall be 4.00 to 1.00 for the fiscal quarter during which such material acquisition is consummated and the next three consecutive fiscal quarters; (b) limit the amount of total secured debt to 15% of our total consolidated assets, and (c) limit our ability to sell, lease, transfer, or dispose of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a permitted securitization transaction, products sold in the ordinary course of business and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time; each (a), (b), and (c) above as determined by the terms of our credit agreement, filed with the SEC on October 1, 2021 as Exhibit 10.1 to our Current Report on Form 8-K. We were in compliance with all of our debt covenants at the end of 2021, and expect to maintain compliance with the debt covenant requirements. For more information about long-term debt, please see Note J on page 94 of the Notes to Consolidated Financial Statements.
Our credit facility serves as back-up for our commercial paper program. At December 31, 2021, we had no commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month consolidated EBITDA, unrestricted cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month consolidated EBITDA, unrestricted cash, and debt levels at December 31, 2021, our borrowing capacity under the credit facility was $1.2 billion. However, this may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our consolidated EBITDA, unrestricted cash, debt levels, and leverage ratio requirements at that time.
Prior to the September 2021 amendment, we had additional borrowing capacity under the credit facility in the form of a five-year term loan facility in the amount of $500 million, which matured in January 2024. We fully borrowed under the Term Loan A in January 2019 to finance, in part, the acquisition of ECS. We paid quarterly principal installments of $12.5 million under the Term Loan A. Additional principal payments, including a complete early payoff, were allowed without penalty. On August 31, 2021, we pre-paid the remaining $280 million outstanding principal under the Term Loan A utilizing borrowings under our commercial paper program.

Long-Term Debt
We have total debt of $2,090 million of which $300 million is due August 2022. The maturities of the long-term debt range from 2024 through 2051. For more details on long-term debt see Note J on page 94 of the Notes to Consolidated Financial Statements.
In March 2019, we issued $500 million aggregate principal amount of notes that mature in 2029. The notes bear interest at a rate of 4.4% per year, with interest payable semi-annually in March and September each year. The net proceeds of these notes were used to repay a portion of the commercial paper indebtedness incurred to finance the ECS acquisition.
In November 2021, we issued $500 million aggregate principal amount of notes that mature in 2051. The notes bear interest at a rate of 3.5% per year, with interest payable semi-annually beginning May 15, 2022. As part of this issuance, we also unwound $300 million of treasury lock agreements we had entered into during 2021 at a gain of approximately $10 million, which will be amortized over the life of the notes. The net proceeds of these notes were used to repay commercial paper and may be used to repay a portion of the 3.4% Senior Notes due August 2022.

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
“Critical accounting estimates” are those that are: (a) subject to uncertainty and change and (b) of material impact to our financial statements. Listed below are the estimates and judgments which we believe could have the most significant effect on our financial statements.
We provide additional details regarding our significant accounting policies in Note A on page 75 of the Notes to Consolidated Financial Statements.

Description	Judgments and Uncertainty	Changes in Estimate and Effect if Actual Results Differ from Assumptions
Goodwill
Goodwill is assessed for impairment annually as of June 30 and as triggering events occur.	Goodwill is evaluated annually for impairment as of June 30 using a quantitative analysis at the reporting unit level, which is one level below our operating segments.

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

We had no goodwill impairments in 2021 or 2019.

The June 2020 review resulted in a non-cash goodwill impairment charge of $25 million with respect to our Hydraulic Cylinders reporting unit, which is part of the Specialized Products segment. This impairment charge reflects the complete write-off of the goodwill associated with the Hydraulic Cylinders reporting unit.

Two reporting units had fair values in excess of carrying value of less than 100% in 2021 as discussed in Note C on page 83 of the Notes to Consolidated Financial Statements. At December 31, 2021, we had $1.4 billion of goodwill.

Information regarding material assumptions used to determine if a goodwill impairment exists can be found in Note A on page 75 and Note C on page 83 of the Notes to Consolidated Financial Statements.

Our assumptions are based on our current business strategy in light of present industry and economic conditions, as well as future expectations. If we are not able to achieve projected performance levels, future impairments could be possible.

Description	Judgments and Uncertainty	Changes in Estimate and Effect if Actual Results Differ from Assumptions
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

At December 31, 2021, net property, plant and equipment was $782 million, net intangible assets (other than goodwill) was $708 million, and operating right-of-use assets was $193 million.

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

At December 31, 2021, the reserve for obsolete and slow-moving inventory was $44 million (approximately 4% of inventories). This is slightly lower than the reserves at December 31, 2020 and 2019, representing approximately 6% of inventories. There has been no change to our policies for establishing reserves, and we do not expect significant changes to our historical obsolescence levels. 2021 inventories increased due to inflation in steel-related raw material prices, higher freight costs, and stock build to ensure consistent supply to our customers. Our recent increased inventory levels are not indicative of slow-moving or potential inventory obsolescence.

Additions to inventory reserves in 2021 were $14 million, which is equal to our $14 million three-year average.

PART II

Description	Judgments and Uncertainty	Changes in Estimate and Effect if Actual Results Differ from Assumptions
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
Our bad debt expense has fluctuated over the last three years: ($3) million in 2021, $17 million in 2020, and $3 million in 2019. The 2021 expense decrease reflects lower qualitative risk compared to 2020 due to improved macroeconomic conditions and continued strong customer payment trends.
The expense for 2020 was impacted by one account that is now fully reserved at $23 million, including $22 million of a note receivable and $1 million for a trade account receivable ($9 million in 2020), as discussed in Note H on page 92 of the Notes to Consolidated Financial Statements.
2020's expense was also impacted by pandemic-related economic declines. Although we have not experienced significant issues with customer payment performance during this time, the effects of the pandemic have adversely impacted the operations of many of our customers, which have and could further impact their ability to pay their debts to us. As a result, we increased the reserves on trade accounts receivable in 2020 to reflect this increased risk but decreased this reserve in 2021 as conditions improved.
Excluding the note receivable discussed above, the average annual amount of bad debt expense associated with trade accounts receivable was less than $4 million (significantly less than 1% of annual net trade sales) over the last three years. At December 31, 2021, our allowances for doubtful trade accounts receivable were $15 million (less than 3% of our trade receivables of $635 million).

Description	Judgments and Uncertainty	Changes in Estimate and Effect if Actual Results Differ from Assumptions
Pension Accounting
For our pension plans, we must estimate the cost of benefits to be provided (well into the future) and the current value of those benefit obligations.	The pension liability calculation contains uncertainties because it requires management's judgment. Assumptions used to measure our pension liabilities and pension expense annually include:

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
- the rate of salary increases where benefits are based on earnings.	Our US plans represent approximately 84% of our pension benefit obligations.

Each 25 basis point decrease in the discount rate for our U.S. plans increases pension expense by $.6 million and increases the plans’ benefit obligations by $8.6 million.

Each 25 basis point reduction in the expected return on assets for our U.S. plans would increase pension expense by $.4 million, but have no effect on the plans’ funded status.
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
We have recorded a litigation contingency accrual of $1 million or less at the end of each year for the last three years. There were no material adjustments to the accrual, including cash payments and expense, for each of the years ended December 31, 2021, 2020, and 2019, respectively. See Note T on page 119 of the Notes to Consolidated Financial Statements for additional information.

PART II

Description	Judgments and Uncertainty	Changes in Estimate and Effect if Actual Results Differ from Assumptions
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

At December 31, 2021 and 2020, we had $13 million and $14 million, respectively, of net deferred tax assets on our balance sheet, primarily related to net operating losses and other tax carryforwards. The ultimate realization of these deferred tax assets is dependent upon the amount, source, and timing of future taxable income. In cases where we believe it is more likely than not that we may not realize the future potential tax benefits, we establish a valuation allowance against them.

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

Litigation

Accruals for Probable Losses
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows. Although we deny liability in all currently threatened or pending litigation proceedings in which we are or may be a party, and believe we have valid bases to contest all claims made against us, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, of $1.0 million, $.5 million, and $.7 million at December 31, 2021, 2020, and 2019, respectively. There were no material adjustments to the accrual, including cash payments and expense, for each of the years ended December 31, 2021, 2020, and 2019, respectively. The accruals do not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows. For more information regarding accrued expenses, see Note I under "Accrued expenses" on page 93 of the Notes to Consolidated Financial Statements.
Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of December 31, 2021, aggregate reasonably possible (but not probable, and therefore not accrued) losses in excess of the accruals noted above are estimated to be $10 million. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize losses in excess of the recorded accruals (and in excess of the $10 million referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.
For more information regarding litigation contingencies, please refer to Note T on page 119 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Climate Change

Change in Laws, Policies, and Regulations

Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gas emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. At December 31, 2021, we had 131 production facilities worldwide. Some of our facilities are engaged in manufacturing processes that produce greenhouse gas emissions, including carbon dioxide. We also maintain a fleet of over-the-road tractor trailers that emit greenhouse gases. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. To the extent our customers are subject to any of these or other similar proposed or newly enacted laws and regulations, additional costs by customers to comply with such laws and regulations could impact their ability to operate at similar levels in certain jurisdictions, which could adversely impact their demand for our products and services. Also, if these laws or regulations impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. Non-compliance with climate change legislative and regulatory requirements could also negatively impact our reputation. To date, however, we have not experienced a material impact from climate change legislative and regulatory efforts.

Indirect Consequences of Climate-Related Business Trends

We have experienced (due to severe weather impacts) supply shortages in chemicals which have restricted foam supply. The restriction of foam supply has constrained overall mattress production in the bedding industry and has reduced our production levels. The cost of chemicals and foam has also increased due to the shortages. Also, severe weather impacts could have a negative effect on our customers' payments which could result in increased bad debt expense.

Physical Effects of Climate Change

We have experienced increased property insurance premiums, in part, due to enhanced weather-related risks, but this increase in premiums has not had a material impact on our results of operations or financial condition.

Compliance Costs Related to Climate Change

To date, we have not experienced a material increase in climate-related compliance costs. However, evaluating opportunities to reduce our carbon footprint, setting goals for carbon reduction, and measuring performance in achieving those goals will be part of our environmental, sustainability, and governance strategy moving forward. We are currently working on completing our first greenhouse gas emissions inventory. Once complete, this baseline measurement will inform a long-term greenhouse gas (GHG) reduction strategy, including setting reduction targets and other key areas of

PART II
performance. This inventory, with a base year of 2019, will cover three years of data and include Scope 1 and Scope 2 carbon dioxide equivalent emissions. The inventory will be prepared consistent with the GHG Protocol Corporate Accounting and Reporting Standard. We currently do not have an estimate of the capital expenditures or operating costs that may be required to implement our GHG reduction strategies.

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

NEW ACCOUNTING STANDARDS

The FASB has issued accounting guidance effective for current and future periods. See Note A on page 75 of the Notes to Consolidated Financial Statements for a more complete discussion.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(Unaudited)
(Dollar amounts in millions)

Interest Rates

The table below provides information about the Company’s debt obligations sensitive to changes in interest rates. Substantially all of the debt shown in the table below is denominated in United States dollars. The fair value of fixed rate debt was approximately $130 million greater than carrying value at December 31, 2021 and approximately $170 million greater than carrying value at December 31, 2020. The fair value of the fixed rate debt was based on quoted prices in an active market. The fair value of variable rate debt is not significantly different from its recorded amount.

Long-term debt as of December 31,	Scheduled Maturity Date
	2022	2023	2024	2025	2026	Thereafter	2021	2020
Principal fixed rate debt	$300.0	$—	$300.0	$—	$—	$1,500.0	$2,100.0	$1,600.0
Average stated interest rate	3.40%	—	3.80%	—	—	3.80%	3.74%	3.82%
Principal variable rate debt	—	—	—	—	—	3.8	3.8	308.8
Unamortized discounts and deferred loan costs							(17.7)	(12.7)
Commercial Paper [1]							—	—
Miscellaneous debt, primarily finance leases							4.2	4.1
Total debt							2,090.3	1,900.2
Less: current maturities							300.6	50.9
Total long-term debt							$1,789.7	$1,849.3

1The weighted average interest rate for the average net commercial paper outstanding activity during the years ended December 31, 2021 and 2020 was .2% and 2.0%, respectively.

Derivative Financial Instruments

The Company is subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, the Company utilizes derivative instruments (individually or in combinations) to reduce or eliminate these risks. The Company seeks to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is the Company’s policy not to speculate using derivative instruments. Information regarding cash flow hedges (including interest rate hedges) and fair value hedges is provided in Note S beginning on page 117 of the Notes to Consolidated Financial Statements and is incorporated by reference into this section.

PART II
Investment in Foreign Subsidiaries

We view our investment in foreign subsidiaries as a long-term commitment. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar at December 31 is as follows:

Functional Currency (amounts in millions)	2021	2020
European Currencies [1]	$528.4	$382.1
Chinese Yuan	269.9	260.9
Canadian Dollar	218.6	210.5
Mexican Peso	47.1	38.6
Other	67.8	59.9
Total	$1,131.8	$952.0

 1 We acquired three European companies in 2021. Information regarding these acquisitions is provided in Note R beginning on page 116 of the Notes to Consolidated Financial Statements and is incorporated by reference into this section.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements and Notes, Financial Statement Schedule and Supplementary Financial Information included in this Report are listed and included in Item 15 on page 65, and are incorporated by reference into this item.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Effectiveness of the Company’s Disclosure Controls and Procedures

An evaluation as of December 31, 2021, was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of December 31, 2021, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting and Auditor’s Attestation Report

Management’s Annual Report on Internal Control over Financial Reporting can be found on page 66, and the Report of Independent Registered Public Accounting Firm regarding the effectiveness of the Company’s internal control over financial reporting can be found on page 67 of this Form 10-K. Each is incorporated by reference into this Item 9A.

Changes in the Company’s Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The subsections titled “Proposal 1—Election of Directors,” “Board and Committee Composition and Meetings,” “Consideration of Director Nominees and Diversity,” “Delinquent Section 16(a) Reports”, and “Director Independence and Board Service,” as well as the introductory paragraph under the “Corporate Governance and Board Matters” section in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 17, 2022, are incorporated by reference.

Directors of the Company

Directors are normally elected annually at the Annual Meeting of Shareholders and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. All current directors have been nominated for re-election at the Company’s Annual Meeting of Shareholders to be held May 17, 2022.
In order to be nominated for election as a director, a nominee must submit a contingent resignation to the Nominating, Governance and Sustainability Committee (NGS Committee). The resignation will become effective only if (i) the director nominee fails to receive an affirmative majority of the votes cast in the director election; and (ii) the Board accepts the resignation. If a nominee fails to receive an affirmative majority of the votes cast in the director election, the NGS Committee will make a recommendation to the Board of Directors whether to accept or reject the director’s resignation and whether any other action should be taken. If a director’s resignation is not accepted, that director will continue to serve until the Company’s next annual meeting or until his or her successor is duly elected and qualified. If the Board accepts the director’s resignation, it may, in its sole discretion, either fill the resulting vacancy or decrease the size of the Board to eliminate the vacancy.
Brief biographies of the Company’s Board of Directors are provided below.
Mark A. Blinn, age 60, was President and Chief Executive Officer and a director of Flowserve Corporation, a leading provider of fluid motion and control products and services for the global infrastructure markets, from 2009 until his retirement in 2017. He previously served Flowserve as Chief Financial Officer from 2004 to 2009 and in the additional role of Head of Latin America from 2007 to 2009. Prior to Flowserve, Mr. Blinn's positions included Chief Financial Officer of FedEx Kinko's Office and Print Services Inc. and Vice President, Corporate Controller and Chief Accounting Officer of Centex Corporation. Mr. Blinn holds a bachelor's degree, a law degree, and an MBA from Southern Methodist University. Mr. Blinn currently serves as a director of Texas Instruments, Incorporated, a global semiconductor design and manufacturing company, Emerson Electric Co., a global technology and engineering company for industrial, commercial and residential markets, and Globe Life Inc., a financial services holding company specializing in life insurance, annuity, and supplemental health insurance products. He previously served as a director of Kraton Corporation, a leading global producer of polymers for a wide range of applications. As the former CEO and CFO of Flowserve, Mr. Blinn has exceptional leadership experience in operations and finance, as well as strategic planning and risk management. His board service at other global, public companies provides additional perspective on current finance, oversight, and governance matters. He was first elected as a director of the Company in 2019.
Robert E. Brunner, age 64, was the Executive Vice President of Illinois Tool Works (ITW), a Fortune 250 global, multi-industrial manufacturer of advanced industrial technology, from 2006 until his retirement in 2012. He previously served ITW as President—Global Auto beginning in 2005 and President—North American Auto from 2003. Mr. Brunner holds a degree in finance from the University of Illinois and an MBA from Baldwin-Wallace University. Mr. Brunner currently serves as the independent Board Chair of Lindsay Corporation, a global manufacturer of irrigation equipment and road safety products, and as a director of NN, Inc., a diversified industrial company that designs and manufactures high-precision components and assemblies on a global basis. Mr. Brunner’s experience and leadership with ITW, a diversified manufacturer with a global footprint, provides valuable insight to our Board on the automotive strategy, business development, mergers and acquisitions, operations, and international issues. He was first elected as a director of the Company in 2009.
Mary Campbell, age 54, was appointed Chief Content, Digital, and Platforms Officer of QxH, a segment of Qurate Retail, Inc., in 2021. Qurate Retail is comprised of a select group of retail brands including QVC, HSN, Zulily, Ballard Designs, Frontgate, Garnet Hill, and Grandin Road and is a leader in video commerce, a top-10 ecommerce retailer, and a

PART III
leader in mobile and social commerce. During her more than 20 years with the company, Ms. Campbell held various leadership positions across the Merchandising, Planning and Commerce Platforms functions. Most recently, and prior to her current position, she served as Chief Merchandising Officer of Qurate Retail Group and Chief Commerce Officer of QVC US since 2018, and previously as Chief Merchandising and Interactive Officer in 2018, as Chief Interactive Experience Officer from 2017 to 2018, and as Executive Vice President, Commerce Platforms for QVC from 2014 to 2017. Ms. Campbell holds a bachelor's degree in psychology from Central Connecticut State University. Through her positions at QxH, Qurate Retail Group and QVC, Ms. Campbell has extensive knowledge in consumer driven product innovation, marketing and brand building, and traditional and new media platforms, as well as leading teams for long term growth and evolution. She was first elected as a director of the Company in 2019.
J. Mitchell Dolloff, age 56, was appointed the Company’s Chief Executive Officer, effective January 1, 2022, and continues to serve as President since his appointment in 2020. He previously served as Chief Operating Officer from 2019 until his appointment as CEO; President - Bedding Products from 2020 to 2021; President - Specialized Products & Furniture Products from 2017 to 2019; Senior Vice President and President of Specialized Products from 2016 to 2017; Vice President and President of the Automotive Group from 2014 to 2015; President of Automotive Asia from 2011 to 2013; Vice President of Specialized Products from 2009 to 2013; and in various other capacities for the Company since 2000. Mr. Dolloff holds a degree in economics from Westminster College (Fulton, Missouri), as well as a law degree and an MBA from Vanderbilt University. As the Company’s President and CEO, Mr. Dolloff provides comprehensive insight to the Board from strategic planning to implementation at all levels of the Company around the world, as well as the Company's relationships with investors, the financial community and other key stakeholders. He was first elected as a director of the Company in 2020.

Manuel A. Fernandez, age 75, co-founded SI Ventures, a venture capital firm focusing on IT and communications infrastructure, and has served as the managing director since 2000. Previously, he served as the Chairman, President and Chief Executive Officer at Gartner, Inc., a research and advisory company, from 1989 to 2000. Prior to Gartner, Mr. Fernandez was President and CEO of three technology-driven companies, including Dataquest, an information services company, Gavilan Computer Corporation, a laptop computer manufacturer, and Zilog Incorporated, a semiconductor manufacturer. Mr. Fernandez was the Executive Chairman of Sysco Corporation, a marketer and distributor of foodservice products, from 2012 until his retirement in 2013, having previously served as Non-executive Chairman since 2009 and as a director since 2006. Mr. Fernandez holds a degree in electrical engineering from the University of Florida and completed post-graduate work in solid-state engineering at the University of Florida. Mr. Fernandez currently serves as the lead independent director of Performance Food Group Company, a foodservice products distributor. He was previously the non-executive chairman of Brunswick Corporation, a market leader in the marine industry, and a director of Time, Inc., a global media company. Mr. Fernandez’ venture capital experience, leadership of several technology companies as CEO and service on a number of public company boards offers Leggett outstanding insight into corporate strategy and development, information technology, international growth, and corporate governance. He was first elected as a director of the Company in 2014.
Karl G. Glassman, age 63, was appointed Executive Chairman of the Board effective January 1, 2022, following his retirement as the Company's Chief Executive Officer on December 31, 2021, a position he held since 2016. Mr. Glassman was first appointed Chairman of the Board in 2020. He previously served as President from 2013 to 2019, Chief Operating Officer from 2006 to 2015, Executive Vice President from 2002 to 2013, President of the former Residential Furnishings Segment from 1999 to 2006, Senior Vice President from 1999 to 2002, and in various capacities since 1982. Mr. Glassman holds a degree in business management and finance from California State University-Long Beach. As the Company's outgoing CEO with decades of experience in Leggett's senior management team, Mr. Glassman offers exceptional knowledge of the Company's operations, strategy and governance, as well as customers and end markets. Mr. Glassman also serves on the Board of Directors of the National Association of Manufacturers. He was first elected as a director of the Company in 2002.

Joseph W. McClanathan, age 69, served as President and Chief Executive Officer of the Household Products Division of Energizer Holdings, Inc., a manufacturer of portable power solutions, from 2007 through his retirement in 2012. Previously, he served Energizer as President and Chief Executive Officer of the Energizer Battery Division from 2004 to 2007, as President—North America from 2002 to 2004, and as Vice President—North America from 2000 to 2002. Mr. McClanathan holds a degree in management from Arizona State University. Mr. McClanathan currently serves as a director of Brunswick Corporation, a market leader in the marine industry. Through his leadership experience at Energizer and as a former director of the Retail Industry Leaders Association, Mr. McClanathan offers an exceptional perspective to

PART III
the Board on manufacturing operations, marketing and development of international capabilities. He was first elected as a director of the Company in 2005.
Judy C. Odom, age 69, served until her retirement in 2002, as Chief Executive Officer and Board Chair at Software Spectrum, Inc., a global business to business software services company, which she co-founded in 1983. Prior to founding Software Spectrum, she was a partner with the international accounting firm, Grant Thornton. Ms. Odom is a licensed Certified Public Accountant and holds a degree in business administration from Texas Tech University. Ms. Odom previously served as a director of Sabre, Inc., a technology solutions provider for the global travel and tourism industry, and of Harte-Hanks, a direct marketing service company. Ms. Odom’s director experience with several companies offers a broad leadership perspective on strategic and operating issues. Her experience co-founding Software Spectrum and growing it to a global Fortune 1000 enterprise before selling it to another public company provides the insight of a long-serving CEO with international operating experience. Ms. Odom was first elected as a director of the Company in 2002.
Srikanth Padmanabhan, age 57, has served Cummins Inc., a global manufacturer of engines and power solutions, as a Vice President since 2008 and President of its Engine Business segment since 2016. Previously, he served Cummins as Vice President—Engine Business from 2014 to 2016, Vice President and General Manager of Emission Solutions from 2008 to 2014, and in various other capacities since 1991. Mr. Padmanabhan holds a bachelor's degree in mechanical engineering from the National Institute of Technology in Trichy, India, a Ph.D. in mechanical engineering from Iowa State University, and has completed the Advanced Management Program at Harvard Business School. With over 30 years at Cummins in a variety of leadership roles, Mr. Padmanabhan offers considerable knowledge of the automotive industry and the industrial sector. He brings extensive experience in managing operations, technology and innovation across a multi-billion-dollar global business. He has lived and worked in India, the United States, Mexico, and the United Kingdom. He was first elected as a director of the Company in 2018.
Jai Shah, age 55, serves as a Group President of Masco Corporation, a Fortune 500 global leader in the design, manufacture and distribution of branded home improvement and building products. In this position since 2018, Mr. Shah has responsibility for operating companies with leading brands in architectural coatings, decorative and outdoor lighting, decorative hardware and wellness businesses in North America. Mr. Shah is also responsible for Masco's Corporate Strategic Planning activities. He previously served as President of Delta Faucet Company, a Masco business unit, from 2014 to 2018, as Vice President and Chief Human Resources Officer for Masco from 2012 to 2014, and in various capacities since 2003. Prior to Masco, Mr. Shah held a number of senior management positions at Diversey Corporation and served as Senior Auditor for KPMG Peat Marwick Chartered Accountants. Mr. Shah is a Certified Public Accountant and Chartered Professional Accountant (Canada) and holds an MBA from the University of Michigan, as well as bachelor's and master's degrees in accounting from the University of Waterloo in Ontario, Canada. Mr. Shah's range of experience at Masco in a variety of operational, financial and corporate roles offers the Board a broad perspective on relevant issues facing global corporations, including growth strategy development and implementation, talent management, and adapting to e-business and market innovations. He was first elected as a director of the Company in 2019.
Phoebe A. Wood, age 68, has been a principal in CompaniesWood, a consulting firm specializing in early stage investments, since her 2008 retirement as Vice Chairman and Chief Financial Officer of Brown-Forman Corporation, a diversified consumer products manufacturer, where she had served since 2001. Ms. Wood previously held various positions at Atlantic Richfield Company, an oil and gas company, from 1976 to 2000. Ms. Wood holds a degree in psychology from Smith College and an MBA from UCLA. Ms. Wood is a director of Invesco, Ltd., an independent global investment manager, Pioneer Natural Resources, an independent oil and gas company, and PPL Corporation, a utility and energy services company. From her career in business and various directorships, Ms. Wood provides the Board with a wealth of understanding of the strategic, financial and accounting issues the Board addresses in its oversight role. She was first elected as a director of the Company in 2005.
Please see the Supplemental Item in Part I on page 28 for a listing and description of the positions and offices held by the executive officers of the Company.
The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, and chief accounting officer called the Financial Code of Ethics. The Company has also adopted a Code of Business Conduct and Ethics for directors, officers, and employees and Corporate Governance Guidelines. The Financial Code of Ethics, the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are available on the Company’s website at www.leggett.com/governance. Each of these documents is available in print to any person, without charge, upon request. Such requests may be made to the Company’s Secretary at Leggett & Platt, Incorporated, No. 1 Leggett Road, Carthage, Missouri 64836.

PART III
The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting any applicable amendment to, or waiver from its Financial Code of Ethics, within four business days, on its website at www.leggett.com/governance for at least a 12-month period. We routinely post important information to our website. However, the Company’s website does not constitute part of this Annual Report on Form 10-K.
As previously disclosed, on November 4, 2021, the Company's Nominating, Governance and Sustainability Committee amended the Company's procedures regarding shareholder recommendations for nominations of directors. The procedure was amended to include a statement that recommendations by shareholders are advisory only and the Company is not obligated to nominate such recommended directors for election to the Board or take any other action. The complete procedure can be found at www.leggett.com/governance, under Leggett & Platt Governance, Director Nomination Procedure. The Leggett website does not constitute part of this Form 10-K filing.

Item 11. Executive Compensation.

The subsections titled “Board’s Oversight of Risk Management,” “Director Compensation,” together with the entire section titled “Executive Compensation and Related Matters” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 17, 2022, are incorporated by reference. No Compensation Committee member had an interlocking relationship as described in Item 407(e)(4) of Regulations S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The entire sections titled “Security Ownership” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 17, 2022, are incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The subsections titled “Proposal 1—Election of Directors,” “Transactions with Related Persons,” “Director Independence and Board Service”, and “Board and Committee Composition and Meetings” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 17, 2022, are incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The subsections titled “Audit and Non-Audit Fees” and “Pre-Approval Procedures for Audit and Non-Audit Services” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 17, 2022, are incorporated by reference.

PART IV
PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedule.

The Reports, Financial Statements and Notes, Supplementary Financial Information, and Financial Statement Schedule listed below are included in this Form 10-K:

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
Under the supervision and with the participation of management (including ourselves), we conducted an evaluation of the effectiveness of Leggett & Platt’s internal control over financial reporting, as of December 31, 2021, based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, we concluded that Leggett & Platt’s internal control over financial reporting was effective as of December 31, 2021.
Leggett & Platt’s internal control over financial reporting, as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 67 of this Form 10-K.

/s/ J. MITCHELL DOLLOFF	/s/ JEFFREY L. TATE
J. Mitchell Dolloff President and Chief Executive Officer	Jeffrey L. Tate Executive Vice President and Chief Financial Officer

February 22, 2022	February 22, 2022

PART IV
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Leggett & Platt, Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Leggett & Platt, Incorporated and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Notes A and K to the consolidated financial statements, respectively, the Company changed the manner in which it accounts for inventory in 2021, and the manner in which it accounts for leases in 2019.

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

Goodwill Impairment Assessment - Work Furniture and Aerospace Reporting Units

As described in Notes A, C and D to the consolidated financial statements, the Company’s consolidated net goodwill balance was $1,449.6 million as of December 31, 2021, and the goodwill associated with the Work Furniture and Aerospace reporting units were $101.0 million and $67.5 million, respectively. Management assesses goodwill for impairment annually and as triggering events occur. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, up to the total amount of goodwill for the reporting unit. Fair value of the reporting unit is determined by management using a combination of two valuation methods, a market approach and an income approach. The market approach estimates fair value by first determining price-to-earnings ratios for comparable publicly traded companies with similar characteristics of the reporting unit. The price-to-earnings ratio for comparable companies is based upon current enterprise value compared to the projected earnings for the next two years. The enterprise value is based upon current market capitalization and includes a control premium. Projected earnings are based upon market analysts’ projections. The earnings ratios are applied to the projected earnings of the comparable reporting unit to estimate fair value. The income approach is based on projected future (debt-free) cash flow that is discounted to present value using factors that consider the timing and risk of future cash flows. Discounted cash flow projections are based on 10-year financial forecasts developed from operating plans and economic projections, sales growth, estimates of future expected changes in operating margins, terminal value growth rates, discount rates, future capital expenditures and changes in working capital requirements.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over determination of the fair value of the Company’s Work Furniture and Aerospace reporting units. These procedures also included, among others, (i) testing

PART IV
management's process for determining the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness, accuracy and relevance of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to the sales growth, estimates of future expected changes in operating margins, and discount rates. Evaluating management’s assumptions used in the income approach related to sales growth and estimates of future expected changes in operating margins involved evaluating whether the assumptions were reasonable considering (i) past and present performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company's discounted cash flow model and the discount rates.

/s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri
February 22, 2022

We have served as the Company’s auditor since 1991.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Operations

	Year Ended December 31
(Amounts in millions, except per share data)	2021	2020	2019
Net trade sales	$5,072.6	$4,280.2	$4,752.5
Cost of goods sold	4,034.3	3,376.1	3,728.5
Gross profit	1,038.3	904.1	1,024.0
Selling and administrative expenses	422.1	424.4	469.7
Amortization of intangibles	67.5	65.2	63.3
Impairments	—	29.4	7.8
Net gain on sale of assets and businesses	(29.4)	—	(5.0)
Other (income) expense, net	(17.9)	(22.4)	1.4
Earnings before interest and income taxes	596.0	407.5	486.8
Interest expense	76.5	82.7	90.7
Interest income	2.6	3.1	7.4
Earnings before income taxes	522.1	327.9	403.5
Income taxes	119.5	74.8	89.4
Net earnings	402.6	253.1	314.1
(Earnings) attributable to noncontrolling interest, net of tax	(.2)	(.1)	(.1)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$402.4	$253.0	$314.0
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$2.95	$1.86	$2.33
Diluted	$2.94	$1.86	$2.32

The accompanying notes are an integral part of these consolidated financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31
(Amounts in millions)	2021	2020	2019
Net earnings	$402.6	$253.1	$314.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(18.2)	27.8	5.0
Cash flow hedges	10.5	5.5	7.7
Defined benefit pension plans	21.7	(9.0)	(11.9)
Other comprehensive income	14.0	24.3	.8
Comprehensive income	416.6	277.4	314.9
Less: comprehensive (income) attributable to noncontrolling interest	(.1)	—	(.1)
Comprehensive income attributable to Leggett & Platt, Inc.	$416.5	$277.4	$314.8

The accompanying notes are an integral part of these consolidated financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Balance Sheets

	December 31
(Amounts in millions, except per share data)	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$361.7	$348.9
Trade receivables, net	620.0	535.2
Other receivables, net	31.5	28.4
Total receivables, net	651.5	563.6
Inventories	993.2	691.5
Prepaid expenses and other current assets	58.9	54.1
Total current assets	2,065.3	1,658.1
Property, Plant and Equipment—at cost
Machinery and equipment	1,435.0	1,396.2
Buildings and other	772.1	740.9
Land	44.1	43.6
Total property, plant and equipment	2,251.2	2,180.7
Less accumulated depreciation	1,469.7	1,395.9
Net property, plant and equipment	781.5	784.8
Other Assets
Goodwill	1,449.6	1,388.8
Other intangibles, net	707.8	701.6
Operating lease right-of-use assets	192.6	161.6
Sundry	110.5	105.1
Total other assets	2,460.5	2,357.1
TOTAL ASSETS	$5,307.3	$4,800.0
LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long-term debt	$300.6	$50.9
Current portion of operating lease liabilities	44.5	42.4
Accounts payable	613.8	552.2
Accrued expenses	284.6	275.2
Other current liabilities	92.2	85.3
Total current liabilities	1,335.7	1,006.0
Long-term Liabilities
Long-term debt	1,789.7	1,849.3
Operating lease liabilities	153.0	122.1
Other long-term liabilities	162.9	192.1
Deferred income taxes	217.4	205.4
Total long-term liabilities	2,323.0	2,368.9
Commitments and Contingencies
Equity
Common stock: Preferred stock—authorized, 100.0 shares; none issued; Common stock—authorized, 600.0 shares of $.01 par value; 198.8 shares issued	2.0	2.0
Additional contributed capital	557.9	543.2
Retained earnings	2,973.0	2,797.2
Accumulated other comprehensive (loss)	(38.3)	(52.4)
Less treasury stock—at cost (65.4 and 66.2 shares at December 31, 2021 and 2020, respectively)	(1,846.6)	(1,865.4)
Total Leggett & Platt, Inc. equity	1,648.0	1,424.6
Noncontrolling interest	.6	.5
Total equity	1,648.6	1,425.1
TOTAL LIABILITIES AND EQUITY	$5,307.3	$4,800.0

The accompanying notes are an integral part of these consolidated financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Statements of Cash Flows

	Year Ended December 31
(Amounts in millions)	2021	2020	2019
Operating Activities
Net earnings	$402.6	$253.1	$314.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	116.5	119.4	117.5
Amortization of intangibles and supply agreements	70.8	70.0	74.4
Long-lived asset impairment	—	4.0	7.8
Goodwill impairment	—	25.4	—
(Decrease) increase in provision for losses on accounts and notes receivable	(3.4)	17.1	2.8
Writedown of inventories	13.7	13.6	15.1
Net gain from sales of assets and businesses	(29.4)	—	(5.0)
Deferred income tax (benefit) expense	(8.5)	(20.9)	.8
Stock-based compensation	34.2	29.2	33.0
Pension expense, net of contributions	1.1	1.9	4.3
Other, net	11.3	9.5	2.2
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(75.0)	24.3	53.0
Inventories	(305.0)	(31.9)	73.8
Other current assets	(6.7)	4.8	(2.8)
Accounts payable	63.5	83.0	(39.4)
Accrued expenses and other current liabilities	(14.4)	.1	16.4
Net Cash Provided by Operating Activities	271.3	602.6	668.0
Investing Activities
Additions to property, plant and equipment	(106.6)	(66.2)	(143.1)
Purchases of companies, net of cash acquired	(152.6)	—	(1,265.1)
Proceeds from sales of assets and businesses	38.5	14.8	5.5
Other, net	(5.5)	2.4	(15.5)
Net Cash Used for Investing Activities	(226.2)	(49.0)	(1,418.2)
Financing Activities
Additions to long-term debt	492.8	—	993.3
Payments on long-term debt	(306.6)	(157.5)	(37.6)
Change in commercial paper and short-term debt	(1.3)	(70.3)	(8.7)
Dividends paid	(218.3)	(211.5)	(204.6)
Issuances of common stock	3.5	1.5	9.3
Purchases of common stock	(9.8)	(10.6)	(16.4)
Proceeds from interest rate treasury lock	10.2	—	—
Additional consideration paid for acquisitions	(.2)	(8.4)	(1.1)
Other, net	(3.1)	(4.9)	(3.1)
Net Cash (Used for) Provided by Financing Activities	(32.8)	(461.7)	731.1
Effect of Exchange Rate Changes on Cash	.5	9.4	(1.4)
Increase (Decrease) in Cash and Cash Equivalents	12.8	101.3	(20.5)
Cash and Cash Equivalents—Beginning of Year	348.9	247.6	268.1
Cash and Cash Equivalents—End of Year	$361.7	$348.9	$247.6
Supplemental Information
Interest paid (net of amounts capitalized)	$66.6	$74.8	$77.3
Income taxes paid	126.8	108.6	84.2
Property, plant and equipment acquired through finance leases	1.9	1.8	2.1
Capital expenditures in accounts payable	4.3	7.1	6.8
Prepaid income taxes and taxes receivable (recovered) applied against the deemed repatriation tax liability	4.0	1.2	(.6)

The accompanying notes are an integral part of these consolidated financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Statements of Changes in Equity

(Amounts in millions, except per share data)	Common Stock		Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2018	198.8	$2.0	$527.1	$2,663.0	$(77.6)	(68.3)	$(1,908.3)	$.6	$1,206.8
Effect of accounting change on prior years (See Note K)	—	—	—	.1	—	—	—	—	.1
Adjusted beginning balance, January 1, 2019	198.8	2.0	527.1	2,663.1	(77.6)	(68.3)	(1,908.3)	.6	1,206.9
Net earnings attributable to Leggett & Platt, Inc. common shareholders	—	—	—	314.0	—	—	—	.1	314.1
Dividends declared	—	—	5.4	(213.2)	—	—	—	—	(207.8)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(.2)	(.2)
Treasury stock purchased	—	—	—	—	—	(.7)	(31.1)	—	(31.1)
Treasury stock issued	—	—	(22.3)	—	—	2.0	55.6	—	33.3
Other comprehensive income, net of tax (See Note P)	—	—	—	—	.8	—	—	—	.8
Stock-based compensation, net of tax	—	—	25.9	—	—	—	—	—	25.9
Balance, December 31, 2019	198.8	$2.0	$536.1	$2,763.9	$(76.8)	(67.0)	$(1,883.8)	$.5	$1,341.9
Effect of accounting change on prior years (See Note H)	—	—	—	(2.5)	—	—	—	—	(2.5)
Adjusted beginning balance, January 1, 2020	198.8	2.0	536.1	2,761.4	(76.8)	(67.0)	(1,883.8)	.5	1,339.4
Net earnings attributable to Leggett & Platt, Inc. common shareholders	—	—	—	253.0	—	—	—	.1	253.1
Dividends declared	—	—	5.5	(217.2)	—	—	—	—	(211.7)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	—	—	(.2)	(11.2)	—	(11.2)
Treasury stock issued	—	—	(21.9)	—	—	1.0	29.6	—	7.7
Other comprehensive income (loss), net of tax (See Note P)	—	—	—	—	24.4	—	—	(.1)	24.3
Stock-based compensation, net of tax	—	—	23.5	—	—	—	—	—	23.5
Balance, December 31, 2020	198.8	$2.0	$543.2	$2,797.2	$(52.4)	(66.2)	$(1,865.4)	$.5	$1,425.1
Net earnings attributable to Leggett & Platt, Inc. common shareholders	—	—	—	402.4	—	—	—	.2	402.6
Dividends declared	—	—	5.2	(226.6)	—	—	—	—	(221.4)
Treasury stock purchased	—	—	—	—	—	(.3)	(12.3)	—	(12.3)
Treasury stock issued	—	—	(20.2)	—	—	1.1	31.1	—	10.9
Other comprehensive income (loss), net of tax (See Note P)	—	—	—	—	14.1	—	—	(.1)	14.0
Stock-based compensation, net of tax	—	—	29.6	—	—	—	—	—	29.6
Purchase of remaining interest in noncontrolling interest	—	—	(.2)	—	—	—	—	(1.2)	(1.4)
Partial sale of business resulting in noncontrolling interest	—	—	.3	—	—	—	—	1.2	1.5
Balance, December 31, 2021	198.8	$2.0	$557.9	$2,973.0	$(38.3)	(65.4)	$(1,846.6)	$.6	$1,648.6

The accompanying notes are an integral part of these consolidated financial statements.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements

(Dollar amounts in millions, except per share data)

December 31, 2021, 2020 and 2019

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
We participate in trade receivables sales programs in combination with third-party banking institutions and certain customers. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Statements of Cash Flows. We had approximately $35.0 and $45.0 of trade receivables that were sold and removed from our Consolidated Balance Sheets at December 31, 2021 and 2020, respectively.
While we utilize the above programs as tools in our cash flow management, and offer them as options to facilitate customer operating cycles, if there were to be a cessation of these programs, we do not expect it would materially impact our operating cash flows or liquidity.
The allowance for doubtful accounts is an estimate of the amount of probable credit losses. On January 1, 2020, we adopted ASU 2016-13 "Financial Instruments—Credit Losses" (Topic 326) as discussed in Note H. Prior to adoption, allowances and nonaccrual status designations were determined by individual account reviews by management and were based on several factors, such as the length of time that receivables were past due, the financial health of the companies involved, industry and macroeconomic considerations, and historical loss experience. To determine our allowance for doubtful accounts under the new guidance, we also utilize a pool approach to group our receivables with similar risk characteristics. Our pools correspond with our business units, which generally have similar terms, industry-specific conditions, and historical or expected loss patterns. Reserves are established for each pool based on their level of risk exposure. When credit deterioration occurs on a specific customer within a pool, we evaluate the receivable separately to estimate the expected credit loss, based on the specific risk characteristics. A qualitative reserve is also established for any current macroeconomic conditions or reasonable and supportable forecasts that could impact the expected collectability of all or a portion of our receivables portfolio.
Account balances are charged against the allowance when it is probable the receivable will not be recovered. Interest income is not recognized for nonperforming accounts that are placed on nonaccrual status. For accounts on nonaccrual status, any interest payments received are applied against the balance of the nonaccrual account.

ACCOUNTS PAYABLE: Accounts payable are recorded at the invoiced amount for services at the time they are rendered and for inventory based on the delivery terms of the purchase. We sometimes utilize third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A supplier can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The accounts payable settled through the third-party programs, which remain on our Consolidated Balance Sheets, were approximately $130.0 and $105.0 at December 31, 2021 and 2020, respectively.
While we utilize the above programs as tools in our cash flow management, and offer them as options to facilitate vendor operating cycles, if there were to be a cessation of these programs, we do not expect it would materially impact our operating cash flows or liquidity.

INVENTORIES: As of January 1, 2021, we changed our method for valuing certain inventories (primarily domestic steel-related inventories, largely in the Bedding Products and Furniture, Flooring & Textile Products segments) to the first-in, first-out (FIFO) cost method from the last-in, first-out (LIFO) cost method. We believe that this change in accounting is preferable as it more closely resembles the physical flow of inventory, is a more consistent method to value inventory across all our businesses, and results in improved comparability with industry peers. After this change, we no longer utilize the LIFO cost method; the majority of our inventories are now valued using the FIFO cost method, with the remainder valued using an average-cost method. Prior to this change, our LIFO inventories represented about one-third of our total inventories as of December 31, 2020.
The effects of this change have been retrospectively applied to all periods presented. This change resulted in an increase to retained earnings of $49.2 as of January 1, 2019 in accordance with ASC 250, Accounting Changes and Error Corrections.

In addition, certain financial statement line items in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019 and our Consolidated Balance Sheet as of December 31, 2020, were adjusted as follows:

	As Originally Reported	Effect of Change	As Adjusted
Consolidated Statement of Operations for the year ended December 31, 2020
Cost of goods sold	$3,385.7	$(9.6)	$3,376.1
Other (income) expense, net	(25.0)	2.6	(22.4)
Earnings before interest and income taxes	400.5	7.0	407.5
Income taxes	73.2	1.6	74.8
Net earnings	247.7	5.4	253.1
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders:
Basic	$1.82	$.04	$1.86
Diluted	$1.82	$.04	$1.86
Consolidated Statement of Operations for the year ended December 31, 2019
Cost of goods sold	$3,701.9	$26.6	$3,728.5
Earnings before interest and income taxes	513.4	(26.6)	486.8
Income taxes	96.2	(6.8)	89.4
Net earnings	333.9	(19.8)	314.1
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders:
Basic	$2.48	$(.15)	$2.33
Diluted	$2.47	$(.15)	$2.32
Consolidated Balance Sheet as of December 31, 2020
Inventories	$645.5	$46.0	$691.5
Deferred income taxes	194.2	11.2	205.4
Retained earnings	2,762.4	34.8	2,797.2
Consolidated Statement of Cash Flows for the year ended December 31, 2020
Net earnings	$247.7	$5.4	$253.1
Writedown of inventories	10.9	2.7	13.6
Net gain from sales of assets and businesses	(2.5)	2.5	—
Deferred income tax (benefit) expense	(22.5)	1.6	(20.9)
Inventories	(19.7)	(12.2)	(31.9)
Consolidated Statement of Cash Flows for the year ended December 31, 2019
Net earnings	$333.9	$(19.8)	$314.1
Writedown of inventories	9.0	6.1	15.1
Deferred income tax (benefit) expense	7.6	(6.8)	.8
Inventories	53.3	20.5	73.8

The following table compares the amounts that would have been reported under LIFO with the amounts recorded under FIFO in the Consolidated Financial Statements as of December 31, 2021 and for the year then ended:

	As Reported under FIFO	LIFO Calculations	Computed as if the LIFO Methodology was Utilized
Consolidated Statement of Operations for the year ended December 31, 2021
Cost of goods sold	$4,034.3	$66.9	$4,101.2
Earnings before interest and income taxes	596.0	(66.9)	529.1
Income taxes	119.5	(16.5)	103.0
Net earnings	402.6	(50.4)	352.2
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders:
Basic	$2.95	$(.37)	$2.58
Diluted	$2.94	$(.37)	$2.57
Consolidated Balance Sheet as of December 31, 2021
Inventories	$993.2	$(112.9)	$880.3
Deferred income taxes	217.4	(27.7)	189.7
Retained earnings	2,973.0	(85.2)	2,887.8
Consolidated Statement of Cash Flows for the year ended December 31, 2021
Net earnings	$402.6	$(50.4)	$352.2
Writedown of inventories	13.7	(2.2)	11.5
Deferred income tax (benefit) expense	(8.5)	(16.5)	(25.0)
Inventories	(305.0)	69.1	(235.9)
The following table recaps the components of inventory for each period presented:

	December 31, 2021	December 31, 2020
Finished goods	$429.1	$303.8
Work in process	66.9	47.2
Raw materials and supplies	497.2	340.5
Inventories	$993.2	$691.5

All inventories are stated at the lower of cost or net realizable value. We generally use standard costs which include materials, labor, and production overhead at normal production capacity.
Increased inventories in 2021 were primarily driven by inflationary impacts (including higher freight costs), stock build to ensure consistent supply to our customers, and planned investments to rebuild inventory levels in our Rod, Wire, and U.S. Spring businesses. Softening demand in the bedding market in the fourth quarter, along with our decision to postpone the reheat furnace replacement at our steel rod mill until first quarter of 2022 also contributed to higher year-end inventories.
Inventories are reviewed at least quarterly for slow-moving and potentially obsolete items using actual inventory turnover and, if necessary, are written down to estimated net realizable value. Restructuring activity and decisions to narrow product offerings (as discussed in Note E) also impact the estimated net realizable value of inventories. We have had no material changes in inventory writedowns or slow-moving and obsolete inventory reserves in any of the years presented, and our recent increased inventory levels are not indicative of slow-moving or potential inventory obsolescence.

ACQUISITIONS: When acquisitions occur, we value the assets acquired, liabilities assumed, and any noncontrolling interest in acquired companies at estimated acquisition-date fair values. Goodwill is measured as the excess amount of consideration transferred, compared to fair value of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value these items at the acquisition date (as well as contingent consideration where applicable), our estimates are inherently uncertain and subject to refinement during the measurement period, which may be up to one year from the acquisition date.

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

LOSS CONTINGENCIES: Loss contingencies are accrued when a loss is probable and reasonably estimable. If a range of outcomes is possible, the most likely outcome is used to accrue these costs. If no outcome is more likely, we accrue at the minimum amount of the range. Any insurance recovery is recorded separately if it is determined that a recovery is probable. Legal fees are accrued when incurred.

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
Prior to 2020, the quantitative analysis utilized a two-step approach which involved a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeded its fair value, the second step of the process was necessary and involved a comparison of the implied fair value and the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to the excess.
Beginning in 2020, we implemented ASU 2017-04 "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The new process eliminated Step 2 from the goodwill impairment test. The test is now performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, up to the total amount of goodwill for the reporting unit.
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

	Useful Life Range	Weighted Average Life
Other intangible assets	1-20 years	15 years

STOCK-BASED COMPENSATION: The cost of employee services received in exchange for all equity awards granted is based on the fair market value of the award as of the grant date. Expense is recognized net of an estimated forfeiture rate using the straight-line method over the vesting period of the award.

REVENUE RECOGNITION: We recognize revenue when performance obligations, under the terms of a contract with our customers, are satisfied. Substantially all of our revenue is recognized upon transfer of control of our products to our customers, which is generally upon shipment from our facilities or upon delivery to our customers' facilities, and is dependent on the terms of the specific contract. This conclusion considers the point at which our customers have the ability to direct the use of and obtain substantially all of the remaining benefits of the products that were transferred. Substantially all performance obligations are satisfied within one year or less.
The amount of consideration we receive and revenue we recognize varies with changes in various sales allowances, discounts, and rebates (variable consideration) that we offer to our customers. We reduce revenue by our estimates of variable consideration, based on contract terms and historical experience. Changes in estimates of variable consideration for the periods presented were not material.
Some of our customers have the right to return products after transfer. For this right, we recognize an estimated refund liability and a corresponding reduction to revenue, based on historical returns experience. We also record an asset and a corresponding reduction to cost of sales for our right to recover products from customers upon settling the refund liability. We reduce the carrying amount of these assets by estimates of costs associated with the recovery and any additional expected reduction in value. Our refund liability and the corresponding asset associated with our right to recover products from our customers were immaterial for the periods presented.
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

RESTRUCTURING COSTS: Restructuring costs are items such as employee termination, contract termination, plant closure, and asset relocation costs related to exit activities or workforce reductions. Restructuring-related items are primarily inventory writedowns. We recognize a liability for costs associated with an exit or disposal activity when the liability is incurred. Certain termination benefits for which employees are required to render service are recognized ratably over the respective future service periods.

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

CONCENTRATION OF CREDIT RISKS, EXPOSURES, AND FINANCIAL INSTRUMENTS: We manufacture, market, and distribute products for the various end markets described in Note F. Our operations are principally located in the United States, although we also have operations in Europe, China, Canada, Mexico, and other countries.
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
On the date the contract is entered into, we designate the derivative as one of the following types of hedging instruments and account for it as follows:
Cash Flow Hedge—The hedge of a forecasted transaction or of the variability of cash flows to be received or paid, related to a recognized asset or liability or anticipated transaction, is designated as a cash flow hedge. The change in fair value is recorded in accumulated other comprehensive income. When the hedged item impacts the income statement, the gain or loss included in "Other comprehensive income (loss)" is reported on the same line of the Consolidated Statements of Operations as the hedged item, to match the gain or loss on the derivative to the gain or loss on the hedged item. If it is determined that an underlying transaction is probable of not occurring, the change in the fair value is immediately reported in the Consolidated Statements of Operations on the same line as the hedged item. Settlements associated with the sale or production of product are presented in operating cash flows, and settlements associated with debt issuance are presented in financing cash flows.
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

RECLASSIFICATIONS: Certain immaterial reclassifications have been made to the prior years’ information in the Consolidated Financial Statements and related notes to conform to the 2021 presentation.

NEW ACCOUNTING GUIDANCE: The Financial Accounting Standards Board (FASB) regularly issues updates to the FASB Accounting Standards Codification that are communicated through issuance of an Accounting Standards Update (ASU).
In 2021, we adopted ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU was effective January 1, 2021 and is a part of the FASB overall simplification initiative. The adoption of this ASU did not materially impact our financial statements.
The FASB has issued accounting guidance, in addition to the issuance discussed above, effective for current and future periods. This guidance did not have a material impact on our current financial statements, and we do not believe it will have a material impact on our future financial statements.

B—Revenue

Revenue by Product Family
We disaggregate revenue by customer group, which is the same as our product families for each of our segments, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. For information regarding our segment structure, see Note F.

	Year Ended December 31
	2021	2020	2019
Bedding Products
Bedding Group	$2,455.9	$2,039.3	$2,254.3
	2,455.9	2,039.3	2,254.3
Specialized Products
Automotive Group	801.4	719.0	816.1
Aerospace Products Group	102.9	102.4	157.7
Hydraulic Cylinders Group	94.6	69.8	93.0
	998.9	891.2	1,066.8
Furniture, Flooring & Textile Products
Home Furniture Group	434.3	320.9	357.4
Work Furniture Group	284.1	231.1	297.3
Flooring & Textile Products Group	899.4	797.7	776.7
	1,617.8	1,349.7	1,431.4
	$5,072.6	$4,280.2	$4,752.5

C—Impairment Charges

Pretax impairment charges are reported in “Impairments” in the Consolidated Statements of Operations and summarized in the following table. We did not have any impairment charges in 2021.

	Year Ended
		2020		2019
	Goodwill Impairment	Other Long-Lived Asset Impairments [2]	Total Impairments	Other Long-Lived Asset Impairments [2]
Bedding Products	$—	$.3	$.3	$4.4
Specialized Products	25.4	—	25.4	—
Furniture, Flooring & Textile Products	—	.2	.2	3.4
Unallocated [1]	—	3.5	3.5	—
Total impairment charges	$25.4	$4.0	$29.4	$7.8

1    This charge was incurred to write off stock associated with a prior year divestiture that filed bankruptcy in 2020.
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

The 2021 and 2019 annual goodwill impairment reviews indicated no goodwill impairments.

The annual goodwill impairment testing performed in the second quarter of 2020 resulted in a $25.4 non-cash goodwill impairment charge with respect to our Hydraulic Cylinders reporting unit (which is a part of the Specialized Products segment) and reflected the complete write-off of the goodwill associated with this reporting unit.

The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the tables below. If actual results differ materially from estimates used in these calculations, we could incur future impairment charges.

The tables below exclude Hydraulic Cylinders, as this unit had no goodwill remaining after the second quarter 2020 impairment.

2021
Fair Value over Carrying Value divided by Carrying Value	December 31, 2021 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$67.5	7.8%	3.0%	10.0%
50% - 100% [2]	101.0	5.5	3.0	9.0
101% - 300%	1,086.9	3.1 - 3.3	3.0	8.0 - 8.5
Greater than 300%	194.2	2.9 - 10.4	3.0	9.0
	$1,449.6	2.9% - 10.4%	3.0%	8.0% - 10.0%

2020
Fair Value over Carrying Value divided by Carrying Value	December 31, 2020 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [2]	$97.2	2.1%	3.0%	9.0%
50% - 100% [3]	916.3	2.0 - 3.6	3.0	9.0 - 10.0
101% - 300%	247.7	1.6 - 1.7	3.0	8.5 - 9.5
Greater than 300%	127.6	6.7	3.0	9.0
	$1,388.8	1.6% - 6.7%	3.0%	8.5% - 10.0%

1    This category includes one reporting unit, Aerospace, which had fair value exceeding its carrying value by 28% at June 30, 2021, as compared to 51% in 2020. Goodwill associated with the Aerospace reporting unit was $67.5 at December 31, 2021 and $59.5 at December 31, 2020.
2    This category includes one reporting unit, Work Furniture, which had fair value exceeding its carrying value by 85% at June 30, 2021 as compared to 25% in 2020. Goodwill associated with the Work Furniture reporting unit was $101.0 at December 31, 2021 and $97.2 at December 31, 2020.
3    This category includes two reporting units consisting of Aerospace (discussed above) and Bedding, which had fair value exceeding its carrying value by 171% at June 30, 2021, as compared to 65% in 2020. Goodwill associated with the Bedding reporting unit was $908.3 at December 31, 2021 and $856.8 at December 31, 2020.

Other long-lived assets

As discussed in Note A, we test other long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value, and the resulting impairment charges noted above, was based primarily upon offers from potential buyers or third party estimates of fair value less selling costs.

D—Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill are as follows:

	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products	Total
Net goodwill as of January 1, 2020	$855.9	$208.8	$341.6	$1,406.3
Adjustments to prior year acquisitions	—	—	.6	.6
Reductions for sale of business	(2.5)	—	—	(2.5)
Impairment charge	—	(25.4)	—	(25.4)
Foreign currency translation adjustment/other	3.5	3.6	2.7	9.8
Net goodwill as of December 31, 2020	856.9	187.0	344.9	1,388.8
Additions for current year acquisitions	58.3	8.2	4.4	70.9
Reductions for sale of business	(1.3)	—	—	(1.3)
Foreign currency translation adjustment	(5.6)	(2.5)	(.7)	(8.8)
Net goodwill as of December 31, 2021	$908.3	$192.7	$348.6	$1,449.6

Net goodwill as of December 31, 2021 is comprised of:
Gross goodwill	$913.7	$284.8	$599.2	$1,797.7
Accumulated impairment losses	(5.4)	(92.1)	(250.6)	(348.1)
Net goodwill as of December 31, 2021	$908.3	$192.7	$348.6	$1,449.6

The gross carrying amount and accumulated amortization by intangible asset class and intangible assets acquired during the periods presented, included in "Other intangibles, net" on the Consolidated Balance Sheets, are as follows:

	December 31, 2021			Year Ended December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross carrying amounts of items acquired	Weighted average amortization in years for items acquired
Customer-related intangibles	$610.6	$172.0	$438.6	$64.9	15.0
Technology	183.5	38.4	145.1	5.4	8.0
Patents and trademarks	139.8	47.2	92.6	8.7	15.1
Non-compete agreements, supply agreements and other	72.0	40.5	31.5	4.3	2.9
Total	$1,005.9	$298.1	$707.8	$83.3	13.9

	December 31, 2020			Year Ended December 31, 2020
Customer-related intangibles	$572.6	$156.1	$416.5	$.2	15.0
Technology	178.2	25.5	152.7	—	0
Patents and trademarks	134.6	42.8	91.8	1.0	19.3
Non-compete agreements, supply agreements and other	79.8	39.2	40.6	6.2	6.2
Total	$965.2	$263.6	$701.6	$7.4	8.2

The gross carrying amount of acquired intangible assets related to business acquisitions was $80.3 and $0 at December 31, 2021 and 2020, respectively. For information regarding our business acquisitions, see Note R.

Estimated amortization expense for the items above included in our December 31, 2021 Consolidated Balance Sheets in each of the next five years is as follows:

2022	$69.9
2023	68.2
2024	60.4
2025	58.3
2026	56.5

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
As of January 1, 2021, we changed our method for valuing certain inventories (primarily domestic steel-related inventories) to the FIFO cost method from the LIFO cost method. The effects of this change have been retrospectively applied to all periods presented. See Note A for additional information.
In response to the effect the COVID-19 pandemic had on the nature and focus of our operations during 2020, we incurred $6.5 severance expense, primarily for permanent workforce reductions associated with changes in management and organizational structure.
We incurred $4.1 of restructuring and restructuring-related costs in 2019 through 2021 concluding the 2018 Restructuring Plan (Plan) which was substantially complete by the end of 2019. This Plan was primarily associated with our Furniture, Flooring & Textile Products and Bedding Products segments, the most significant of which was the exit of our Fashion Bed business. In 2021, we sold the remaining real estate associated with our exited Fashion Bed business and realized a $28.2 gain on sale this property that is not reflected in the tables below. We also incurred impairment costs of $8.1 in 2019 and 2020 associated with this Plan. See Note C for additional information.

The table below presents all restructuring and restructuring-related activity for the periods presented:

	Year Ended December 31
	2021	2020	2019
Charged to other (income) expense, net:
Severance and other restructuring costs	$(.3)	$7.6	$8.1
Charged to cost of goods sold:
Inventory obsolescence and other	—	.3	(5.3)
Total restructuring and restructuring-related costs	$(.3)	$7.9	$2.8
Amount of total that represents cash charges	$(.3)	$7.6	$8.1

Restructuring and restructuring-related charges by segment were as follows:

	Year Ended December 31
	2021	2020	2019
Bedding Products	$.1	$2.6	$1.2
Specialized Products	(.9)	3.9	—
Furniture, Flooring & Textile Products	.5	1.4	1.6
Total	$(.3)	$7.9	$2.8

The accrued liability associated with our total restructuring initiatives consisted of the following:

	Balance at December 31, 2019	Add: 2020 Charges	Less: 2020 Payments	Balance at December 31, 2020	Add: 2021 Charges	Less: 2021 Payments	Balance at December 31, 2021
Termination benefits	$3.5	$7.0	$7.1	$3.4	$(.4)	$2.2	$.8
Contract termination costs	—	.2	—	.2	—	.2	—
Other restructuring costs	.7	.4	.6	.5	.1	.1	.5
	$4.2	$7.6	$7.7	$4.1	$(.3)	$2.5	$1.3

Divestitures
During 2021, we divested a specialty wire operation in our Drawn Wire business within our Bedding Products segment.
•Annual external sales for this business were approximately $12.0, and EBIT was approximately $2.0.
•The aggregate selling price was approximately $7.0, and there was no material gain or loss recognized on the sale of this business.
During 2020, we divested two small businesses in our Bedding Products segment: the final operation in our exited Fashion Bed business and a specialty wire operation in our Drawn Wire business.
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

As of January 1, 2021, we changed our method for valuing certain inventories (primarily domestic steel-related inventories) to the FIFO cost method from the LIFO cost method. The effects of this change have been retrospectively applied to all periods presented. See Note A for additional information.
A summary of segment results for the periods presented are as follows:

	Year Ended December 31
	Trade [1] Sales	Inter- Segment Sales	Total Segment Sales	EBIT	Depreciation and Amortization
2021
Bedding Products [2]	$2,455.9	$44.1	$2,500.0	$321.3	$106.8
Specialized Products	998.9	3.6	1,002.5	115.9	44.8
Furniture, Flooring & Textile Products	1,617.8	13.4	1,631.2	159.5	24.0
Intersegment eliminations and other [3]				(.7)	11.7
	$5,072.6	$61.1	$5,133.7	$596.0	$187.3
2020
Bedding Products	$2,039.3	$32.2	$2,071.5	$192.4	$106.7
Specialized Products [4]	891.2	2.8	894.0	92.0	44.3
Furniture, Flooring & Textile Products	1,349.7	13.8	1,363.5	126.5	25.5
Intersegment eliminations and other [3,5]				(3.4)	12.9
	$4,280.2	$48.8	$4,329.0	$407.5	$189.4
2019
Bedding Products	$2,254.3	$41.3	$2,295.6	$214.9	$107.3
Specialized Products	1,066.8	3.2	1,070.0	169.9	41.8
Furniture, Flooring & Textile Products	1,431.4	16.0	1,447.4	102.3	25.7
Intersegment eliminations and other [3]				(.3)	17.1
	$4,752.5	$60.5	$4,813.0	$486.8	$191.9

1 See Note B for revenue by product family.
2 2021 EBIT: Includes $28.2 gain on the sale of real estate associated with our exited Fashion Bed business.
3 Depreciation and amortization: Other relates to non-operating assets (assets not included in segment assets) and is allocated to segment EBIT as discussed above.
4 2020 EBIT: Includes $25.4 of goodwill impairment for the Hydraulic Cylinders unit as discussed in Note C.
5 2020 EBIT: Other includes a charge to write off stock associated with a prior year divestiture that filed bankruptcy in 2020.

Average assets for our segments are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (all current assets and current liabilities) plus net property, plant and equipment. Segment assets for all years are reflected at their estimated average for the year. Acquired companies’ long-lived assets as disclosed below include property, plant and equipment, goodwill, and intangible assets.

	Year Ended December 31
	Assets	Additions to Property, Plant and Equipment	Acquired Companies’ Long-Lived Assets
2021
Bedding Products	$836.0	$67.1	$136.6
Specialized Products	316.7	20.6	25.1
Furniture, Flooring & Textile Products	373.5	9.8	6.2
Average current liabilities included in segment numbers above	814.1	—	—
Unallocated assets and other	2,828.5	9.1	—
Difference between average assets and year-end balance sheet	138.5	—	—
	$5,307.3	$106.6	$167.9
2020
Bedding Products	$739.0	$27.1	$—
Specialized Products	299.5	13.2	—
Furniture, Flooring & Textile Products	348.6	7.9	—
Average current liabilities included in segment numbers above	665.0	—	—
Unallocated assets and other	2,759.1	18.0	—
Difference between average assets and year-end balance sheet	(11.2)	—	—
	$4,800.0	$66.2	$—
2019
Bedding Products	$829.6	$65.4	$1,279.8
Specialized Products	346.4	29.3	.2
Furniture, Flooring & Textile Products	383.2	13.7	17.4
Average current liabilities included in segment numbers above	735.3	—	—
Unallocated assets and other	2,689.7	34.7	—
Difference between average assets and year-end balance sheet	(128.8)	—	—
	$4,855.4	$143.1	$1,297.4

Trade sales and tangible long-lived assets are presented below, based on the geography of manufacture.

	Year Ended December 31
	2021	2020	2019
Trade sales
Foreign sales
Europe	$589.0	$420.9	$508.5
China	559.0	441.7	449.9
Canada	262.0	261.5	312.8
Mexico	276.0	215.4	256.0
Other	116.1	94.7	92.6
Total foreign sales	1,802.1	1,434.2	1,619.8
United States	3,270.5	2,846.0	3,132.7
Total trade sales	$5,072.6	$4,280.2	$4,752.5

Tangible long-lived assets
Foreign tangible long-lived assets
Europe	$150.1	$155.0	$160.2
China	44.1	45.4	51.6
Canada	26.9	30.2	36.4
Mexico	13.9	8.8	10.1
Other	9.8	11.1	14.7
Total foreign tangible long-lived assets	244.8	250.5	273.0
United States	536.7	534.3	557.8
Total tangible long-lived assets	$781.5	$784.8	$830.8

G—Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year Ended December 31
	2021	2020	2019
Earnings:
Net earnings	$402.6	$253.1	$314.1
(Earnings) attributable to noncontrolling interest, net of tax	(.2)	(.1)	(.1)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$402.4	$253.0	$314.0

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	136.3	135.7	134.8
Dilutive effect of stock-based compensation	.4	.2	.6
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	136.7	135.9	135.4

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$2.95	$1.86	$2.33

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$2.94	$1.86	$2.32

Other information:
Anti-dilutive shares excluded from diluted EPS computation	.2	.2	.2

Cash dividends declared per share	$1.66	$1.60	$1.58

H—Accounts and Other Receivables

Accounts and other receivables at December 31 consisted of the following:

	2021		2020
	Current	Long-term	Current	Long-term
Trade accounts receivable [1]	$634.2	$—	$553.5	$—
Trade notes receivable	.7	.2	.9	.3
Total trade receivables	634.9	.2	554.4	.3
Other notes receivable [1]	.7	22.5	—	22.8
Taxes receivable, including income taxes	18.8	—	14.8	—
Other receivables	12.0	—	13.6	—
Subtotal other receivables	31.5	22.5	28.4	22.8
Total trade and other receivables	666.4	22.7	582.8	23.1
Allowance for doubtful accounts:
Trade accounts receivable [1]	(14.9)	—	(19.2)	—
Trade notes receivable	—	(.1)	—	—
Total trade receivables	(14.9)	(.1)	(19.2)	—
Other notes receivable [1]	—	(22.0)	—	(22.8)
Total allowance for doubtful accounts	(14.9)	(22.1)	(19.2)	(22.8)
Total net receivables	$651.5	$.6	$563.6	$.3

1     The “Trade accounts receivable” and “Other notes receivable” line items above include $22.5 and $24.6 as of December 31, 2021 and December 31, 2020, respectively, from a customer in our Bedding Products segment who is experiencing financial difficulty and liquidity problems. This customer was placed on nonaccrual status in 2018 and was delinquent in their first quarter interest payment in 2020. As a result, we increased and fully reserved the balances for this customer in the first quarter of 2020. The reserve for this customer was $22.5 ($22.0 for the note and $.5 for the trade receivable) at December 31, 2021, and $24.6 ($22.8 for the note and $1.8 for the trade receivable) at December 31, 2020.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at January 1, 2020 [1]	Add: Charges [2]	Less: Net Charge-offs/(Recoveries) and Other	Balance at December 31, 2020	Add: Charges [2]	Less: Net Charge-offs/(Recoveries) and Other	Balance at December 31, 2021
Trade accounts receivable	$11.7	$9.4	$1.9	$19.2	$(2.7)	$1.6	$14.9
Trade notes receivable	.1	(.1)	—	—	.1	—	.1
Total trade receivables	11.8	9.3	1.9	19.2	(2.6)	1.6	15.0
Other notes receivable	15.0	7.8	—	22.8	(.8)	—	22.0
Total allowance for doubtful accounts	$26.8	$17.1	$1.9	$42.0	$(3.4)	$1.6	$37.0
1     Effective January 1, 2020, we adopted ASU 2016-13 “Financial Instruments—Credit Losses” (Topic 326), which amended the impairment model to require a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses. The new standard was adopted using the modified retrospective approach resulting in an increase to the allowance for doubtful accounts on trade accounts receivable of $3.3 and a $2.5 adjustment to 2020 beginning retained earnings as presented in the Consolidated Statements of Changes in Equity.
2 The $17.1 million of bad debt expense in 2020 was primarily associated with one Bedding Products segment customer discussed above and pandemic-related risk across the entire portfolio. We reduced our allowance for doubtful accounts by $3.4 million during 2021, reflecting lower qualitative risk compared to 2020 due to improved economic conditions and continued strong customer payment trends.

I—Supplemental Balance Sheet Information

Additional supplemental balance sheet details at December 31 consisted of the following:

	2021	2020
Sundry
Deferred income taxes (see Note N)	$8.6	$11.0
Diversified investments associated with stock-based compensation plans (see Note L)	47.4	42.7
Pension plan assets (see Note M)	2.8	.9
Brazilian VAT deposits (see Note T)	7.6	8.2
Finance leases (see Note K)	3.8	3.6
Other	40.3	38.7
	$110.5	$105.1
Accrued expenses
Litigation contingency accruals (see Note T)	$1.0	$.5
Wages and commissions payable	75.1	77.5
Workers’ compensation, vehicle-related and product liability, medical/disability	45.2	45.1
Sales promotions	53.4	49.9
Liabilities associated with stock-based compensation plans (see Note L)	9.1	8.2
Accrued interest	16.4	14.6
General taxes, excluding income taxes [1]	28.8	26.3
Environmental reserves	3.8	4.0
Other	51.8	49.1
	$284.6	$275.2
Other current liabilities
Dividends payable	$56.0	$53.0
Customer deposits	19.5	19.4
Sales tax payable	7.5	5.4
Derivative financial instruments (see Note S)	1.1	2.2
Liabilities associated with stock-based compensation plans (see Note L)	3.5	3.2
Outstanding checks in excess of book balances	.3	1.6
Other	4.3	.5
	$92.2	$85.3
Other long-term liabilities
Liability for pension benefits (see Note M)	$45.2	$71.7
Liabilities associated with stock-based compensation plans (see Note L)	51.1	45.7
Deemed repatriation tax payable	27.6	31.6
Net reserves for tax contingencies	6.3	6.4
Deferred compensation	13.2	14.6
Other [1]	19.5	22.1
	$162.9	$192.1

1 In 2020, we deferred our payment of employer's U.S. Social Security match as provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Through December 31, 2020, we deferred $19.0. Approximately half was paid in January 2022 in accordance with the holiday schedule for the December 31, 2021 deferral date. The remaining deferral is anticipated to be paid in January 2023.

J—Long-Term Debt

2020 and prior
In response to the COVID-19 pandemic, in May 2020, we amended our five-year multi-currency $1,200.0 credit facility to change, among other things, the restrictive financial covenants. Prior to the pandemic, the leverage ratio of debt to trailing 12-month EBITDA was 4.25 to 1.00 with a single step-down to 3.50 to 1.00 on March 31, 2020.
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
In addition, the amount of total secured debt limit was changed from 15% to 5% of our total consolidated assets until December 31, 2021, at which time it would revert back to 15%. Various interest rate terms were also changed. The credit facility also contained an anti-cash hoarding provision that limited borrowing for a consolidated cash balance (as defined in the credit facility) in excess of $300.0 without planned expenditures. The maturity date of January 2024 was not modified.
2021
Our credit facility was amended effective September 30, 2021 to create more financial flexibility. It matures in September 2026 and contains revised restrictive covenants. At December 31, 2021, we were in compliance with all of our debt covenants and expect to be able to maintain compliance with the amended debt covenant requirements.
The amended covenants (a) require us to maintain as of the last day of each fiscal quarter i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750.0 to ii) Consolidated EBITDA for the four consecutive trailing quarters, such ratio not being greater than 3.50 to 1.00, provided, however, subject to certain limitations, if we have made a Material Acquisition in any fiscal quarter, at our election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) limit the amount of total secured debt to 15% of our total consolidated assets, and (c) limit our ability to sell, lease, transfer or dispose of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization Transaction, products sold in the ordinary course of business and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time; each (a), (b), and (c) above as determined by the terms of the Credit Agreement.
In November 2021, we issued $500.0 aggregate principal amount of notes that mature in 2051. The notes bear interest at a rate of 3.5% per year, with interest payable semi-annually beginning May 15, 2022. The net proceeds of these notes were used to repay commercial paper and may be used to repay a portion of the 3.4% Senior Notes due in August 2022.

Long-term debt, interest rates, and due dates at December 31 are as follows:

	2021			2020
	Year-end Interest Rate	Due Date Through	Balance	Year-end Interest Rate	Due Date Through	Balance
Senior Notes [1]	3.4%	2022	$300.0	3.4%	2022	$300.0
Senior Notes [1]	3.8%	2024	300.0	3.8%	2024	300.0
Senior Notes [1]	3.5%	2027	500.0	3.5%	2027	500.0
Senior Notes [1]	4.4%	2029	500.0	4.4%	2029	500.0
Senior Notes [1]	3.5%	2051	500.0
Term Loan A [2]				3.0%	2024	305.0
Industrial development bonds, principally variable interest rates	.3%	2030	3.8	.3%	2030	3.8
Commercial paper [3]	—%	2026	—	—%	2024	—
Finance leases			3.7			3.6
Other, partially secured			.5			.5
Unamortized discounts and deferred loan costs			(17.7)			(12.7)
Total debt			2,090.3			1,900.2
Less: current maturities			300.6			50.9
Total long-term debt			$1,789.7			$1,849.3
1 Senior Notes are unsecured and unsubordinated obligations. For each of the Senior Notes: (i) interest is paid semi-annually in arrears; (ii) principal is due at maturity with no sinking fund; and (iii) we may, at our option, at any time, redeem all or a portion of any of the debt at a make-whole redemption price equal to the greater of: (a) 100% of the principal amount of the notes being redeemed; and (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon (either to the maturity or the "par call date" depending on the respective note), discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a specified discount rate, determined by the terms of each respective note. The Senior Notes may also be redeemed by us within 90 days of maturity (or within 180 days of maturity for the notes maturing in 2051) at 100% of the principal amount plus accrued and unpaid interest, and we are required to offer to purchase such notes at 101% of the principal amount, plus accrued and unpaid interest, if we experience a Change of Control Repurchase Event, as defined in the Senior Notes. Also, each respective Senior Note contains restrictive covenants, including a limitation on secured debt of 15% of our consolidated assets, a limitation on sale and leaseback transactions, and a limitation on certain consolidations, mergers, and sales of assets.
2 In January 2019 and in connection with the ECS acquisition (Note R), we issued a $500.0 five-year Term Loan A with our current bank group. We paid quarterly principal installments of $12.5 and were required to pay the remaining principal through the maturity date of January 2024. Additional principal payments, including a complete early payoff, were allowed without penalty. As of August 31, 2021, we pre-paid the remaining $280.0 outstanding principal under the Term Loan A utilizing borrowings under our commercial paper program. The Term Loan A bore a variable interest rate as defined in the agreement.
3 The weighted average interest rate for the net commercial paper activity during the years ended December 31, 2021 and 2020 was .2% and 2.0%, respectively. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis, as evidenced by our $1,200.0 revolving credit facility maturing in 2026 discussed above.

Maturities are as follows:

2022	$300.6
2023	1.7
2024	299.7
2025	.6
2026	—
Thereafter	1,487.7
$2,090.3

Amounts outstanding at December 31 related to our commercial paper program were:

	2021	2020
Total program authorized	$1,200.0	$1,200.0

Commercial paper outstanding (classified as long-term debt)	$—	$—
Letters of credit issued under the credit facility	—	—
Total program usage	$—	$—

  At December 31, 2021, subject to restrictive covenants, we could raise cash by issuing commercial paper through a program that is backed by a $1,200.0 revolving credit facility with a syndicate of 12 lenders. The credit facility allows us to issue total letters of credit up to $125.0. When we issue letters of credit in this manner, our capacity under the revolving facility, and consequently, our ability to issue commercial paper, is reduced by a corresponding amount. We had no outstanding letters of credit under the facility at year end for the periods presented. Our borrowing capacity may be limited by covenants to our credit facility.
Generally, we may elect one of five types of borrowing under the revolving credit facility, which determines the rate of interest to be paid on the outstanding principal balance. The interest rate would typically be commensurate with the currency borrowed and the term of the borrowing, as well as either (i) a competitive variable or fixed rate; or (ii) various published rates plus a pre-defined spread.
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

Lease Details

Substantially all of our operating lease right-of-use assets and operating lease liabilities represent leases for certain operating facilities, warehouses, office space, trucking equipment, and various other assets. Finance lease balances consist of vehicle and certain equipment leases. We are not involved in any material sale and leaseback transactions, and our sublease arrangements were not material for the periods presented.

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
At December 31, 2021, we had $7.3 of additional operating leases and $.8 of additional finance leases that had not yet commenced. These leases will commence in 2022 with average lease terms of 6 years for the operating leases and 7 years for the finance leases.
Supplemental balance sheet information related to leases was as follows:

	December 31
	2021	2020
Operating leases:
Operating lease right-of-use assets	$192.6	$161.6

Current portion of operating lease liabilities	$44.5	$42.4
Operating lease liabilities	153.0	122.1
Total operating lease liabilities	$197.5	$164.5

Finance leases:
Sundry	$3.8	$3.6

Current maturities of long-term debt	$.8	$.9
Long-term debt	2.9	2.7
Total finance lease liabilities	$3.7	$3.6

The components of lease expense were as follows:

	Year Ended December 31
	2021	2020	2019
Operating lease costs:
Lease costs	$50.1	$48.4	$45.0
Variable lease costs	15.4	12.1	12.9
Total operating lease costs	$65.5	$60.5	$57.9

Short-term lease costs	$7.0	$4.9	$5.0

Finance lease costs:
Amortization of right-of-use assets	$1.7	$2.4	$2.7
Interest on lease liabilities	.1	.1	.2
Total finance lease costs	$1.8	$2.5	$2.9

Total lease costs	$74.3	$67.9	$65.8

Variable lease costs consist primarily of taxes, insurance, and common-area or other maintenance costs for our leased facilities and equipment, which are paid based on actual costs incurred by the lessor.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48.6	$47.3	$40.7
Operating cash flows from finance leases	.1	.1	.2
Financing cash flows from finance leases	1.7	2.4	2.7

Right-of-use assets obtained in exchange for new operating lease liabilities	74.0	43.6	40.7
Right-of-use assets obtained in exchange for new finance lease liabilities	1.9	1.8	2.1

In connection with the ECS transaction discussed in Note R, we acquired operating right-of-use assets in 2019 of approximately $24.0 (including a favorable lease position of $2.4). The operating lease liability associated with these right-of-use assets was approximately $21.6. Finance right-of-use assets acquired in the ECS transaction and the related finance lease liabilities were immaterial.

The following table reconciles the undiscounted cash flows for the operating and finance leases at December 31, 2021 to the operating and finance lease liabilities recorded on the Consolidated Balance Sheets:

	December 31, 2021
	Operating Leases	Finance Leases
2022	$49.0	$1.5
2023	43.2	1.1
2024	35.2	.6
2025	25.8	.3
2026	20.1	.2
Thereafter	38.6	.3
Total	211.9	4.0
Less: Interest	14.4	.3
Lease Liability	$197.5	$3.7

Weighted average remaining lease term (years)	5.7	3.7
Weighted average discount rate	2.7%	2.7%

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
At December 31, 2021, the following common shares were authorized for issuance under the Plan:

	Shares Available for Issuance	Maximum Number of Authorized Shares
Unexercised options	.3	.3
Outstanding stock units—vested	3.3	8.4
Outstanding stock units—unvested	1.0	2.9
Available for grant	10.9	10.9
Authorized for issuance at December 31, 2021	15.5	22.5

The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Year Ended December 31
	2021		2020		2019
	To Be Settled With Stock	To Be Settled In Cash	To Be Settled With Stock	To Be Settled In Cash	To Be Settled With Stock	To Be Settled In Cash
Executive Stock Unit (ESU) program contributions [1]	$4.0	$.6	$3.5	$.7	$3.7	$.6
Discounts on various stock awards:
Deferred Stock Compensation Program [2]	1.5	—	2.2	—	2.1	—
ESU program [1]	1.1	—	1.4	—	1.3	—
Discount Stock Plan [3]	.9	—	.9	—	1.0	—
Performance Stock Unit (PSU) awards: [4]
PSU - TSR based 4A	3.1	(1.0)	3.2	(.7)	2.8	4.1
PSU - EBIT CAGR based 4B	4.7	5.0	(1.9)	(2.0)	3.8	5.3
2017 and prior PSU awards 4C	—	—	—	—	1.8	1.0
Restricted Stock Units (RSU) awards [5]	8.2	—	6.8	—	2.0	—
Other, primarily non-employee directors restricted stock	.4	—	.9	—	1.4	—
Total stock-related compensation expense (income)	23.9	$4.6	17.0	$(2.0)	19.9	$11.0
Employee contributions for above stock plans	10.3		12.2		13.1
Total stock-based compensation	$34.2		$29.2		$33.0

Tax benefits on stock-based compensation expense	$5.8		$4.0		$4.7
Tax benefits on stock-based compensation payments	3.4		2.5		5.6
Total tax benefits associated with stock-based compensation	$9.2		$6.5		$10.3

In addition to the above, certain key management employees participated in a Profitable Growth Incentive (PGI) program based on a two-year EBITDA margin performance which was replaced in 2018 with the PSU-EBIT CAGR award discussed below. There was no expense in the periods presented for this program, but the final payout was made in the first quarter of 2019. The average payout percentage of the base award was 155%, and the number of shares paid was .1. The cash portion payout was $2.2.

The following table recaps the impact of stock-based compensation on assets and liabilities for each of the periods presented:

	2021			2020
	Current	Long-term	Total	Current	Long-term	Total
Assets:
Diversified investments associated with the ESU program [1]	$3.6	$47.4	$51.0	$3.2	$42.7	$45.9

Liabilities:
ESU program [1]	$3.6	$47.3	$50.9	$3.2	$42.2	$45.4
Performance Stock Unit (TSR) award 4A	—	1.1	1.1	1.9	2.2	4.1
Performance Stock Unit (EBIT) award 4B	3.5	2.7	6.2	.4	1.3	1.7
Other - primarily timing differences between employee withholdings and related employer contributions to be submitted to various plans' trust accounts	5.6	—	5.6	5.9	—	5.9
Total liabilities associated with stock-based compensation	$12.7	$51.1	$63.8	$11.4	$45.7	$57.1

1 ESU Program

The ESU program is a stock-based retirement plan for highly compensated employees. We make a matching contribution of 50% and will make another matching contribution of up to 50% of the employee’s contributions for the year if certain profitability levels, as defined in the ESU program, are obtained.
Participants in the ESU program may contribute up to 10% (depending upon certain qualifications) of their compensation above the threshold. Participant contributions are credited to a diversified investment account established for the participant, and we make premium contributions to the diversified investment accounts equal to 17.65% of the participant’s contribution. A participant’s diversified investment account balance is adjusted to mirror the investment experience, whether positive or negative, of the diversified investments selected by the participant. Participants may change investment elections in the diversified investment accounts, but cannot purchase Company common stock or stock units. The diversified investment accounts consist of various mutual funds and retirement target funds and are unfunded, unsecured obligations of the Company that will be settled in cash. Both the assets and liabilities associated with this program are presented in the table above and are adjusted to fair value at each reporting period.
Company matching contributions to the ESU program, including dividend equivalents, are used to acquire stock units at 85% of the common stock market price on the acquisition date. Stock units are converted to common stock at a 1-to-1 ratio upon distribution from the program and may be settled in cash but only if there is not a sufficient amount of shares reserved for future issuance under the Flexible Stock Plan.
Company matches in the ESU program fully vest upon five years of cumulative service, subject to certain participation requirements. Distributions are triggered by an employee’s retirement, death, disability, or separation from Leggett.
In 2021, employee contributions were $4.0, and employer premium contributions to diversified investment accounts were $.6. See the stock-based compensation table above for information regarding employer contributions.
Details regarding stock unit activity for the ESU program are reflected in the stock units summary table below.

2 Deferred Stock Compensation Program

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

	Options	Units	Cash
Aggregate amount of compensation deferred during 2021	$.1	$5.4	$.5

Stock option information is as follows:

	Total Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2020	.5	$35.72
Granted	—	41.32
Exercised	(.2)	27.83
Outstanding at December 31, 2021	.3	$41.02	5.7	$.6
Vested or expected to vest	.3	$41.02	5.7	$.6
Exercisable (vested) at December 31, 2021	.3	$41.00	5.4	$.6

Additional information related to stock option activity for the periods presented is as follows:

	Year Ended December 31
	2021	2020	2019
Total intrinsic value of stock options exercised	$4.5	$2.3	$23.6
Cash received from stock options exercised	3.5	1.5	9.3
Total fair value of stock options vested	.1	.9	.3
Aggregate grant date fair value of options granted *	.2	.2	.5

* We granted .1 options or less in each of the periods presented.

3 Discount Stock Plan

Under the Discount Stock Plan (DSP), a tax-qualified §423 stock purchase plan, eligible employees may purchase shares of Leggett common stock at 85% of the closing market price on the last business day of each month. Shares are purchased and issued on the last business day of each month and generally cannot be sold or transferred for one year.

Average 2021 purchase price per share (net of discount)	$38.97
2021 number of shares purchased by employees	.1
Shares purchased since inception in 1982	23.6
Maximum shares under the plan	27.0

4 PSU Awards

Starting in 2020 our long-term incentive awards were split between PSUs and RSUs. For executive officers, the split was two thirds PSUs and one third RSUs. For other selected participants, the award was granted at either half PSUs and half RSUs or 100% RSUs.
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

 4A PSU - TSR Based
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
The relative TSR component of the PSU awards contain the following conditions:
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

4B PSU - EBIT CAGR Based
PSU awards are based 50% upon our, or the applicable segment's, EBIT CAGR. Grant date fair values are calculated using the grant date stock price discounted for dividends over the vesting period. Expense is adjusted every quarter over the three-year vesting period based on the number of shares expected to vest.
The EBIT CAGR component of the PSU awards contain the following conditions:
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

In connection with the decision to move a significant portion of the long-term incentive opportunity from a two-year to a three-year performance period in February 2018, we also granted participants a one-time transition PSU award, based upon EBIT CAGR over a two-year performance period. This award was paid in the first quarter of 2020. Average payout percentage of the base award was 114%, and the number of shares paid was .1. The cash portion payout was $4.1.

4C 2017 and Prior PSU Awards
The 2017 award was paid out in 2020. The 2017 and prior PSU awards were based solely on relative TSR. Vesting conditions were the same as (4A) above, other than a maximum payout of 175% of the base award.
Below is a summary of shares and grant date fair value related to PSU awards for the periods presented:

	Year Ended December 31
	2021	2020	2019
TSR Based
Total shares base award	.1	.1	.1
Grant date per share fair value	$49.43	$38.23	$57.86
Risk-free interest rate	.2%	1.4%	2.4%
Expected life in years	3.0	3.0	3.0
Expected volatility (over expected life)	44.3%	24.0%	21.5%
Expected dividend yield (over expected life)	3.7%	3.6%	3.4%

EBIT CAGR Based
Total shares base award	.1	.1	.1
Grant date per share fair value	$38.77	$40.52	$39.98
Vesting period in years	3.0	3.0	3.0

Three-Year Performance Cycle for PSU - TSR Based
Award Year	Completion Date	TSR Performance Relative to the Peer Group (1%=Best)		Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2017	December 31, 2019	63	rd percentile	49.0%	.1 million	$1.6	First quarter 2020
2018	December 31, 2020	60	th percentile	56.0%	<.1 million	$2.0	First quarter 2021
2019	December 31, 2021	78	th percentile	—%	—	$—	First quarter 2022

Three-Year Performance Cycle for PSU - EBIT CAGR Based
Award Year	Completion Date	Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2018	December 31, 2020	16.0%	<.1 million	$.4	First quarter 2021
2019	December 31, 2021	127.0%	<.1 million	$3.5	First quarter 2022

5 Restricted Stock Unit Awards

Starting in 2020 RSUs are granted as part of our long-term incentive awards, along with PSUs, to executive officers and other selected participants as discussed in the PSU Awards section above. Also in 2020, the RSU award was amended so that those who retire (1) after age 65 or (2) after the date where the participant’s age plus years of service are greater than or equal to 70 years, will continue to receive shares that will vest after the retirement date. Expense associated with these retirement-eligible employees is recognized immediately at the RSU grant date. For those employees who become retirement eligible after the grant date, any remaining RSU expense is recognized at the date the employee meets the retirement-eligible criteria.

RSU awards are generally granted as follows:

•Annual awards to selected managers
•On a discretionary basis to selected employees
•As compensation for outside directors

The value of these awards is determined by the stock price on the day of the award, and expense is recognized over the vesting period, except for retirement-eligible employees that are expensed as they become retirement eligible.

Stock Units Summary

As of December 31, 2021, the unrecognized cost of non-vested stock units that is not adjusted to fair value was $11.4 with a weighted-average remaining contractual life of one year.

Stock unit information for the plans discussed above is presented in the table below:

	DSU	ESU	PSU	RSU	Total Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Unvested at December 31, 2020	—	—	.8	.1	.9	$24.07
Granted based on current service	.2	.2	—	.3	.7	44.08
Granted based on future conditions*	—	—	.3	—	.3	30.10
Vested	(.2)	(.2)	(.1)	(.2)	(.7)	38.94
Forfeited*	—	—	(.2)	—	(.2)	22.37
Unvested at December 31, 2021	—	—	.8	.2	1.0	$44.41	$39.5
Fully vested shares available for issuance at December 31, 2021					3.3		$136.6

*PSU awards are presented at maximum payout of 200% at grant date and when forfeited.

	Year Ended December 31
	2021	2020	2019
Total intrinsic value of vested stock units converted to common stock	$10.5	$11.7	$8.0

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

A summary of our pension obligations and funded status as of December 31 is as follows:

	2021	2020	2019
Change in benefit obligation
Benefit obligation, beginning of period	$286.5	$259.1	$219.8
Service cost	5.1	5.1	4.0
Interest cost	6.0	7.2	8.5
Plan participants’ contributions	.5	.5	.5
Actuarial (gain) loss [1]	(10.8)	27.7	36.7
Benefits paid	(15.6)	(14.2)	(13.8)
Plan amendments	.1	(.4)	1.9
Curtailments and settlements	(1.1)	—	—
Foreign currency exchange rate changes	(.3)	1.5	1.5
Benefit obligation, end of period	$270.4	$286.5	$259.1
Change in plan assets
Fair value of plan assets, beginning of period	$215.3	$201.5	$181.8
Actual return on plan assets	25.6	24.1	30.0
Employer contributions	2.8	2.2	1.5
Plan participants’ contributions	.5	.5	.5
Benefits paid	(15.6)	(14.2)	(13.8)
Settlements	(.8)	—	—
Foreign currency exchange rate changes	(.1)	1.2	1.5
Fair value of plan assets, end of period	$227.7	$215.3	$201.5
Net funded status	$(42.7)	$(71.2)	$(57.6)
Funded status recognized in the Consolidated Balance Sheets
Other assets—sundry	$2.8	$.9	$1.4
Other current liabilities	(.3)	(.4)	(.4)
Other long-term liabilities	(45.2)	(71.7)	(58.6)
Net funded status	$(42.7)	$(71.2)	$(57.6)

1 Year-over-year fluctuations in "Actuarial (gain) loss" are primarily driven by changes in the weighted average discount rate assumptions.

Our accumulated benefit obligation was not materially different from our projected benefit obligation for the periods presented.

Included in the above plans is a subsidiary’s unfunded supplemental executive retirement plan. This is a non-qualified plan, and these benefits are secured by insurance policies that are not included in the plan’s assets. Cash surrender values associated with these policies were approximately $2.7 at December 31, 2021, 2020, and 2019.

Comprehensive Income (Loss)

Amounts and activity included in accumulated other comprehensive income associated with pensions are reflected below:

	December 31, 2020	2021 Amortization	2021 Net Actuarial Loss	2021 Foreign Currency Exchange Rates Change	2021 Income Tax Change	December 31, 2021
Net (loss) gain (before tax)	$(82.0)	$5.3	$24.0	$—	$(.4)	$(53.1)
Deferred income taxes	21.8	—	—	—	(7.2)	14.6
Accumulated other comprehensive income (loss) (net of tax)	$(60.2)	$5.3	$24.0	$—	$(7.6)	$(38.5)

Net Pension Expense (Income)

Components of net pension expense (income) for the years ended December 31 were as follows:

	2021	2020	2019
Service cost	$5.1	$5.1	$4.0
Interest cost	6.0	7.2	8.5
Expected return on plan assets	(12.5)	(11.9)	(11.3)
Recognized net actuarial loss	5.3	4.0	2.9
Prior service cost	—	(.4)	1.7
Curtailments and settlements	(.2)	—	—
Net pension expense	$3.7	$4.0	$5.8
Weighted average assumptions for pension costs:
Discount rate used in net pension costs	2.1%	2.8%	3.9%
Rate of compensation increase used in pension costs	3.5%	3.4%	3.0%
Expected return on plan assets	5.9%	6.1%	6.4%
Weighted average assumptions for benefit obligation:
Discount rate used in benefit obligation	2.5%	2.1%	2.8%
Rate of compensation increase used in benefit obligation	3.5%	3.5%	3.4%

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
•Level 3: Unobservable inputs that are not corroborated by market data.

Presented below are our major categories of investments for the periods presented:

	Year Ended December 31, 2021					Year Ended December 31, 2020
	Level 1	Level 2	Level 3	Assets Measured at NAV [1]	Total	Level 1	Level 2	Level 3	Assets Measured at NAV [1]	Total
Mutual and pooled funds
Fixed income	$34.1	$21.3	$—	$—	$55.4	$35.3	$16.5	$—	$—	$51.8
Equities	127.0	8.4	—	—	135.4	114.0	10.4	—	—	124.4
Stable value funds	—	31.6	—	—	31.6	—	30.9	—	—	30.9
Money market funds, cash and other	—	—	—	5.3	5.3	—	—	—	8.2	8.2
Total investments at fair value	$161.1	$61.3	$—	$5.3	$227.7	$149.3	$57.8	$—	$8.2	$215.3

1Certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

Plan assets are invested in diversified portfolios of equity, debt, and government securities, as well as a stable value fund. The aggregate allocation of these investments is as follows:

	2021	2020
Asset Category
Equity securities	60%	58%
Debt securities	24	24
Stable value funds	14	14
Other, including cash	2	4
Total	100%	100%

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

Future Contributions and Benefit Payments

We expect to contribute approximately $3.0 to our defined benefit pension plans in 2022.

Estimated benefit payments expected over the next 10 years are as follows:

2022	$15.2
2023	13.3
2024	14.0
2025	14.8
2026	14.9
2027-2031	72.2

Defined Contribution Plans

Total expense for defined contribution plans was as follows:

	2021	2020	2019
401(k) Plan	$6.8	$6.8	$6.9
Other defined contribution plans	4.6	4.9	5.3
	$11.4	$11.7	$12.2

Multi-employer Pension Plans

We have limited participation in one union-sponsored, defined benefit, multi-employer pension plan. The plan is not administered by us, and contributions are determined in accordance with provisions of negotiated labor contracts.  Aggregate contributions to the plan were immaterial for each of the years presented. In addition to regular contributions, we could be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) if a plan has unfunded vested benefits. Factors that could impact the funded status of the plan include investment performance, changes in the participant demographics, financial stability of contributing employers, and changes in actuarial assumptions. Withdrawal liability triggers could include a plan's termination, a withdrawal of substantially all employers, or our voluntary withdrawal from the plan (such as decision to close a facility or the dissolution of a collective bargaining unit). We have a very small share of the liability among the participants of the plan. Based upon the information available from the plan administrator, the multi-employer plan in which we participate is underfunded, and we estimate our aggregate share of potential withdrawal liability for the plan to approximate $19.0. We have not recorded any material withdrawal liabilities for the years presented.

N—Income Taxes

As of January 1, 2021, we changed our method for valuing certain inventories (primarily domestic steel-related inventories) to the FIFO cost method from the LIFO cost method. The effects of this change have been retrospectively applied to all periods presented. See Note A for additional information.

The components of earnings before income taxes are as follows:

	Year Ended December 31
	2021	2020	2019
Domestic	$249.7	$115.3	$168.9
Foreign	272.4	212.6	234.6
Earnings before income taxes	$522.1	$327.9	$403.5

Income tax expense (benefit) is comprised of the following components:

	Year Ended December 31
	2021	2020	2019
Current
Federal	$57.0	$36.9	$34.6
State and local	11.5	7.8	5.3
Foreign	59.5	51.0	48.7
Total current	128.0	95.7	88.6
Deferred
Federal	(9.3)	(15.0)	2.2
State and local	(2.3)	(2.6)	(.9)
Foreign	3.1	(3.3)	(.5)
Total deferred	(8.5)	(20.9)	.8
Total income taxes	$119.5	$74.8	$89.4

Income tax expense (benefit), as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:

	Year Ended December 31
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	1.5	.8	1.3
Tax effect of foreign operations	(.9)	(2.2)	(1.7)
Global intangible low-taxed income	.5	(.3)	2.3
Current and deferred foreign withholding taxes	2.3	2.7	1.3
Stock-based compensation	(.5)	(.6)	(1.1)
Change in valuation allowance	—	.8	.4
Change in uncertain tax positions, net	—	.6	(.3)
Goodwill impairment	—	1.6	—
Other permanent differences, net	(.8)	(1.3)	(.3)
Other, net	(.2)	(.3)	(.7)
Effective tax rate	22.9%	22.8%	22.2%

For all periods presented, the tax rate benefited from income earned in various foreign jurisdictions at rates lower than the U.S. federal statutory rate. The 2021 rate benefited from income earned primarily in China, Croatia, and Switzerland, while the 2020 and 2019 rates benefited from income earned primarily in China, Croatia, and Luxembourg.

In 2021, we recognized tax expense of $14.6 related to foreign withholding taxes of $11.9 and other net tax expenses of $2.7.

In 2020, we recognized tax expense of $13.1 related to foreign withholding taxes of $8.9, a non-deductible goodwill impairment associated with our Hydraulic Cylinders reporting unit of $5.3, and a Korean audit settlement of $3.2. These expenses were partially offset by prior year tax benefits totaling $3.9 from the GILTI high-tax exception final regulations issued in 2020, and other net tax benefits of $.4.

In 2019, we recognized tax expense of $11.7 related to GILTI of $9.3 and other net tax expenses of $2.4.

We file tax returns in each jurisdiction where we are required to do so. In these jurisdictions, a statute of limitations period exists. After a statute period expires, the tax authorities can no longer assess additional income tax for the expired period. In addition, once the statute expires we are no longer eligible to file claims for refund for any tax that we may have overpaid.

Unrecognized Tax Benefits

The total amount of our gross unrecognized tax benefits at December 31, 2021 was $6.6, of which $5.3 would impact our effective tax rate, if recognized. A reconciliation of the beginning and ending balance of our gross unrecognized tax benefits for the periods presented is as follows:

	2021	2020	2019
Gross unrecognized tax benefits, January 1	$5.3	$6.4	$8.2
Gross increases—tax positions in prior periods [1]	.7	2.9	—
Gross decreases—tax positions in prior periods	(.3)	(.4)	(.4)
Gross increases—current period tax positions	.7	.6	.7
Change due to exchange rate fluctuations	(.1)	.1	—
Settlements [1]	—	(3.2)	—
Lapse of statute of limitations	(1.0)	(1.1)	(2.1)
Gross unrecognized tax benefits, December 31	5.3	5.3	6.4
Interest	1.1	1.4	1.9
Penalties	.2	.2	.3
Total gross unrecognized tax benefits, December 31	$6.6	$6.9	$8.6

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

In 2021, the Internal Revenue Service (IRS) completed its examination of our 2016 U.S. federal income tax return and has asserted that income earned in that year by our Luxembourg subsidiary through its Mexican branch should be recognized as income in the U.S. We believe their position is without merit and have contested this matter through IRS Appeals, and a hearing has been scheduled during the second quarter of 2022. We believe that we will be successful upon appeal and have not recorded any impact of this matter in our Consolidated Statements of Operations.

We are no longer subject to significant U.S. federal tax examinations for years prior to 2018, or significant U.S. state or foreign income tax examinations for years prior to 2013.

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

Deferred Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The major temporary differences and their associated deferred tax assets or liabilities are as follows:

	December 31
	2021		2020
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$16.8	$(79.3)	$17.4	$(81.7)
Inventories	3.0	(13.1)	2.6	(21.4)
Accrued expenses	65.5	(10.2)	68.1	(6.3)
Net operating losses and other tax carryforwards	29.1	—	32.3	—
Pension cost and other post-retirement benefits	14.6	(.7)	22.3	(.7)
Intangible assets	.2	(200.0)	.2	(194.7)
Derivative financial instruments	1.2	(4.4)	2.4	(2.4)
Tax on undistributed earnings (primarily from Canada and China)	—	(16.0)	—	(14.8)
Uncertain tax positions	.9	—	1.1	—
Other	5.5	(5.7)	5.7	(6.4)
Gross deferred tax assets (liabilities)	136.8	(329.4)	152.1	(328.4)
Valuation allowance	(16.2)	—	(18.1)	—
Total deferred taxes	$120.6	$(329.4)	$134.0	$(328.4)
Net deferred tax liability		$(208.8)		$(194.4)

Deferred tax assets (liabilities) included in the Consolidated Balance Sheets are as follows:

	December 31
	2021	2020
Sundry	$8.6	$11.0
Deferred income taxes	(217.4)	(205.4)
Net deferred tax liability	$(208.8)	$(194.4)

Significant fluctuations in our deferred taxes from 2020 to 2021 relate to the following:

•The decrease of $8.3 in our deferred tax liability associated with inventories relates primarily to the change from LIFO to FIFO and related tax payments made during 2021;

•The decrease of $7.7 in our deferred tax asset associated with pension cost and other post-retirement benefits relates primarily to increased discount rate assumptions impacting the year-end pension plan valuations; and

•The increase of $5.3 in our deferred tax liability associated with intangible assets relates primarily to the amortization of various intangibles.

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

Deferred withholding taxes (tax on undistributed earnings) have been provided on the earnings of our foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. We are not asserting permanent reinvestment on $603.6 of our earnings and have accrued tax on these undistributed earnings as presented in the table above.

Foreign withholding taxes have not been provided on certain foreign earnings which are indefinitely reinvested outside the U.S. The cumulative undistributed earnings which are indefinitely reinvested as of December 31, 2021, are $339.3. If such earnings were repatriated to the U.S. through dividends, the resulting incremental tax expense would approximate $14.4, based on present income tax laws.

O—Other (Income) Expense, Net

The components of other (income) expense, net were as follows:

	Year Ended December 31
	2021	2020	2019
Restructuring (See Note E)	$(.3)	$7.6	$8.1
Currency loss	1.3	2.4	3.0
Gain from diversified investments associated with the ESU program (See Note L)	(6.2)	(6.0)	(7.2)
Insurance proceeds [1]	(6.6)	—	—
COVID-19 government subsidies [2]	(3.5)	(21.4)	—
Non-service pension (income) expense (See Note M)	(1.4)	(1.1)	1.8
Other income	(1.2)	(3.9)	(4.3)
	$(17.9)	$(22.4)	$1.4
1 This represents receipt of $5.0 from a business interruption policy for COVID disruptions and $1.6 for storm damage at a manufacturing facility.
2 This represents government subsidies primarily from our international locations, which do not contain material restrictions on our operations, sources of funding or otherwise. Also in 2020, we deferred our payment of employer's U.S. Social Security match as discussed in Note I.

P—Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$(26.5)	$(11.8)	$(39.3)	$(77.6)
Other comprehensive income (loss)	5.0	2.5	(18.6)	(11.1)
Reclassifications, pretax [1]	—	7.4	2.9	10.3
Income tax effect	—	(2.2)	3.8	1.6
Balance at December 31, 2019	(21.5)	(4.1)	(51.2)	(76.8)
Other comprehensive income (loss)	27.8	4.5	(15.8)	16.5
Reclassifications, pretax [2]	—	2.4	4.0	6.4
Income tax effect	—	(1.4)	2.8	1.4
Attributable to noncontrolling interest	.1	—	—	.1
Balance at December 31, 2020	6.4	1.4	(60.2)	(52.4)
Other comprehensive income (loss)	(18.2)	14.6	24.0	20.4
Reclassifications, pretax [3]	—	(.6)	5.3	4.7
Income tax effect	—	(3.5)	(7.6)	(11.1)
Attributable to noncontrolling interest	.1	—	—	.1
Balance at December 31, 2021	$(11.7)	$11.9	$(38.5)	$(38.3)

[1] 2019 pretax reclassifications are comprised of:
Net trade sales	$—	$3.6	$—	$3.6
Cost of goods sold; selling and administrative expenses	—	(.6)	—	(.6)
Interest expense	—	4.4	—	4.4
Other (income) expense, net	—	—	2.9	2.9
Total 2019 reclassifications, pretax	$—	$7.4	$2.9	$10.3

[2] 2020 pretax reclassifications are comprised of:
Net trade sales	$—	$(1.4)	$—	$(1.4)
Cost of goods sold; selling and administrative expenses	—	(.7)	—	(.7)
Interest expense	—	4.5	—	4.5
Other (income) expense, net	—	—	4.0	4.0
Total 2020 reclassifications, pretax	$—	$2.4	$4.0	$6.4

[3] 2021 pretax reclassifications are comprised of:
Net trade sales	$—	$(5.6)	$—	$(5.6)
Cost of goods sold; selling and administrative expenses	—	.5	—	.5
Interest expense	—	4.5	—	4.5
Other (income) expense, net	—	—	5.3	5.3
Total 2021 reclassifications, pretax	$—	$(.6)	$5.3	$4.7

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
•Level 2: Inputs, other than quoted prices included in Level 1, that are observable for the asset or liability either directly or indirectly. Short-term investments in this category are valued using discounted cash flow techniques with all significant inputs derived from or supported by observable market data. Derivative assets and liabilities in this category are valued using models that consider various assumptions and information from market-corroborated sources. The models used are primarily industry-standard models that consider items such as quoted prices, market interest rate curves applicable to the instruments being valued as of the end of each period, discounted cash flows, volatility factors, current market and contractual prices for the underlying instruments and other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.
•Level 3: Unobservable inputs that are not corroborated by market data.
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$114.4	$—	$114.4
Derivative assets [1] (see Note S)	—	5.9	—	5.9
Diversified investments associated with the ESU program [1] (see Note L)	51.0	—	—	51.0
Total assets	$51.0	$120.3	$—	$171.3
Liabilities:
Derivative liabilities [1] (see Note S)	$—	$1.2	$—	$1.2
Liabilities associated with the ESU program [1] (see Note L)	50.9	—	—	50.9
Total liabilities	$50.9	$1.2	$—	$52.1

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$156.5	$—	$156.5
Derivative assets [1] (see Note S)	—	7.9	—	7.9
Diversified investments associated with the ESU program [1] (see Note L)	45.9	—	—	45.9
Total assets	$45.9	$164.4	$—	$210.3
Liabilities:
Derivative liabilities [1] (see Note S)	$—	$2.5	$—	$2.5
Liabilities associated with the ESU program [1] (see Note L)	45.4	—	—	45.4
Total liabilities	$45.4	$2.5	$—	$47.9

1 Includes both current and long-term amounts.

There were no transfers between Level 1 and Level 2 for any of the periods presented.

The fair value for fixed rate debt (Level 1) was approximately $130.0 greater than carrying value of $2,082.3 at December 31, 2021 and was approximately $170.0 greater than carrying value of $1,587.6 at December 31, 2020.

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

R—Acquisitions

The following table contains the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented (using inputs discussed in Note A). Of the goodwill included in the table below, approximately $134.0 is expected to be deductible for tax purposes.

	2021	2019
Accounts receivable	$18.3	$75.2
Inventory	17.0	63.2
Property, plant and equipment	16.4	82.3
Goodwill (see Note D)	70.9	566.3
Other intangible assets (see Note D)
Customer relationships (15-year life)	64.9	378.9
Technology (8 to 15-year life)	5.5	173.3
Trademarks and trade names (15 to 20-year life)	7.2	67.1
Non-compete agreements and other (1 to 15-year life)	2.7	28.7
Other current and long-term assets	5.5	29.4
Current liabilities	(39.2)	(48.2)
Deferred income taxes	(11.9)	(127.4)
Long-term liabilities	(4.7)	(23.7)
Net cash consideration	$152.6	$1,265.1

The following table summarizes acquisitions for the periods presented.

Year Ended	Number of Acquisitions	Segment	Product/Service
December 31, 2021	3	Bedding Products Furniture, Flooring & Textile Products Specialized Products	Manufacturer of specialty foam for the bedding and furniture industries

Manufacturer of bent metal tubing for furniture used in office, residential, and other settings

			Manufacturer of high-pressure and high-temperature ducting, flexible joints, and components
December 31, 2020	None
December 31, 2019	2	Bedding Products Furniture, Flooring & Textile Products	A leader in proprietary specialized foam technology, primarily for the bedding and furniture industries Manufacturer and distributor of geosynthetic and mine ventilation products

We are finalizing all the information required to complete the purchase price allocations related to the recent acquisitions and do not anticipate any material modifications.

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share as though these acquisitions had occurred on January 1 of each year presented are not materially different from the amounts reflected in the accompanying financial statements.

Certain of our prior years' acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At December 31, 2021 and 2020, we had no material liability for future payments. Additional consideration, including interest, paid for acquisitions was $.2, $8.4, and $1.1 for the years ended 2021, 2020, and 2019, respectively.

A brief description of our acquisition activity by year is included below.

2021
We acquired three businesses:
•A specialty foam and finished mattress manufacturer serving the United Kingdom (UK) and Irish marketplace with two manufacturing facilities in the Dublin area. This acquisition became a part of our Bedding Products segment. The acquisition date was June 4. The purchase price was $119.7 and added $58.3 of goodwill.
•A Polish manufacturer of bent metal tubing for furniture used in office, residential, and other settings. This acquisition became a part of our Furniture, Flooring & Textile Products segment. The acquisition date was May 31. The purchase price was $5.4 and added $4.4 of goodwill.
•A UK manufacturer specializing in metallic ducting systems, flexible joints, and components for the space, military, and commercial applications. This acquisition expands the capabilities of our aerospace products business to include flexible joint fabrication and operates within our Specialized Products segment. The acquisition date was January 30. The purchase price was $27.7 and added $8.2 of goodwill.

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
Interest Rate Cash Flow Hedges—We have also occasionally used interest rate cash flow hedges to manage interest rate risks. In November 2021, we issued $500.0 aggregate principal amount of notes that mature in 2051. The notes bear interest at a rate of 3.5% per year. As a part of this transaction, in the 4th quarter of 2021 we settled our $300.0 treasury locks and recognized a gain of $10.2, which will be amortized over the life of the notes.
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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2021
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Jun 2023	260.6	$5.1	$—	$.7	$.1
Total fair value hedges	Mar 2022	54.2	.4	—	—	—
Not designated as hedging instruments	Dec 2022	40.1	.4	—	.4	—
Total derivatives			$5.9	$—	$1.1	$.1

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2020
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Jun 2022	223.8	$7.0	$.2	$1.9	$.3
Total fair value hedges	Jun 2021	49.5	.3	—	.1	—
Not designated as hedging instruments	Dec 2021	55.1	.4	—	.2	—
Total derivatives			$7.7	$.2	$2.2	$.3

The following table sets forth the pretax (gains) losses for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

	Income Statement Caption	Amount of (Gain) Loss Recorded in Income for the Year Ended December 31
Derivatives		2021	2020	2019
Designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$4.5	$4.5	$4.4
Currency cash flow hedges	Net trade sales	(9.6)	1.1	2.7
Currency cash flow hedges	Cost of goods sold	(.2)	(.1)	(1.6)
Currency cash flow hedges	Other (income) expense, net	—	—	.1
Total cash flow hedges		(5.3)	5.5	5.6
Fair value hedges	Other (income) expense, net	(5.9)	(.2)	.8
Not designated as hedging instruments	Other (income) expense, net	(1.9)	.2	.1
Total derivative instruments		$(13.1)	$5.5	$6.5

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

Brazilian Value-Added Tax Matters
We previously disclosed various proceedings brought by the Brazilian Federal government and the Brazilian States of São Paulo and Minas Gerais against our wholly-owned subsidiary Leggett & Platt do Brasil, Ltda. The proceedings relate to a dispute over the correct tariff rate for the collection and payment of value-added tax on the sale of mattress innersprings in the relevant jurisdictions. Although the proceedings continue, positive changes in currency exchange rates and favorable rulings over the last few years have decreased the reasonably possible loss associated with these proceedings. Because of the lower reasonably possible loss, coupled with our higher earnings, the proceedings are no longer material, either individually or in the aggregate, to our results of operations, cash flow from operations or financial condition.

Accruals and Reasonably Possible Losses in Excess of Accruals
Accruals for Probable Losses
Although we deny liability in all currently threatened or pending litigation proceedings in which we are or may be a party, and believe that we have valid bases to contest all claims threatened or made against us, we recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, of $1.0, $.5, and $.7 at December 31, 2021, 2020, and 2019, respectively. There were no material adjustments to the accrual, including cash payments and expense, for each of the years ended December 31, 2021, 2020, and 2019, respectively. The accruals do not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows. For more information regarding accrued expenses, see Note I.

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of December 31, 2021, aggregate reasonably possible (but not probable, and therefore not accrued) losses in excess of the accruals noted above are estimated to be $10.0. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize losses in excess of the recorded accruals (and in excess of the $10.0 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.

U—Risks and Uncertainties

Because of the COVID-19 pandemic, various governments in North America, Europe, Asia, and elsewhere instituted, and some have reinstituted, quarantines, shelter-in-place or stay-at-home orders, or restrictions on public gatherings as well as limitations on social interactions, which have had, and could further have, an adverse effect on the demand for our products.
Depending on the length and severity of the COVID-19 pandemic, the percentage of the population vaccinated, and the effectiveness of the vaccines against new variants, our ability to keep our manufacturing operations fully operational, build and maintain appropriate labor levels, obtain necessary raw materials and parts, and ship finished products to customers may be partially or completely disrupted, either on a temporary or prolonged basis. The continued realization of these risks to our manufacturing operations, labor force, and supply chain could also increase labor, commodity, and transportation costs.
Supply chain disruptions have continued into 2021, most notably in chemicals, semiconductors, labor, and transportation, constraining volume growth.
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. Chemical prices deflated in the first half of 2020. Inflation began in the second half of the year and continued throughout 2021 as a result of several factors, including robust demand, shortages from severe weather, supplier production disruptions, port delays, and logistics challenges. The supply shortages resulted in significant restrictions by producers, however, supply availability improved in late fourth quarter 2021.
Currently there is a shortage of semiconductors in the automotive industry. Automotive OEMs and other suppliers have not been able to secure an adequate supply of semiconductors, and as a result have reduced or completely shut down their production of some automobiles or parts, which in turn has reduced our sale of products. Consumer demand remains strong, but the semiconductor shortage has pushed vehicle inventories to very low levels. Our Automotive Group uses the semiconductors in seat comfort products, and to a lesser extent in motors and actuators. To date, our Automotive Group has been able to obtain an adequate supply of semiconductors. We are dependent on our suppliers to deliver these semiconductors in accordance with our production schedule, and a shortage of the semiconductors can disrupt our operations and our ability to deliver products to our customers. If we cannot secure an adequate supply of semiconductors in our supply chain, or the automotive OEMs and other suppliers continue to reduce their production as a result of such shortage, this may negatively impact our sales, earnings, and financial condition.
Because of shortages in the labor markets, several industries in which we operate have experienced challenges in hiring and maintaining adequate workforce levels, as well as increased labor costs. If this continues, our results of operations may be negatively impacted.
Certain governmental authorities, including state or foreign jurisdictions, may adopt laws mandating COVID-19 vaccination or periodic testing with masking requirements for unvaccinated employees. Because some of our employees may be hesitant to take a vaccine or be tested, the requirements, if adopted, may cause some employees to terminate employment with us which may challenge our ability to maintain appropriate labor levels in our facilities and keep our manufacturing locations fully operational. If these requirements are adopted, they may also create disruptions to our suppliers and customers.
Some facilities have experienced disruptions in logistics necessary to import, export, or transfer raw materials or finished goods, which has generally resulted in increased transportation costs that are typically passed through to our customers. Our supply chains have also been hampered by congested ports and trucking constraints.

Leggett & Platt, Incorporated

Supplementary Financial Information
(Unaudited)

As of January 1, 2021, we changed our method for valuing certain inventories (primarily domestic steel-related inventories) to the FIFO cost method from the LIFO cost method. The effects of this change have been retrospectively applied to the quarterly supplementary financial information in 2020 below. Supplementary financial information for 2021, which included the change from LIFO to FIFO when reported, is presented for comparison purposes. See Note A for additional information.

Year ended December 31, (Amounts in millions, except per share data)	First Quarter	Second Quarter [1,2]	Third Quarter	Fourth Quarter	Total
2021
Net trade sales	$1,150.9	$1,269.6	$1,319.2	$1,332.9	$5,072.6
Gross profit	247.5	269.3	256.1	265.4	1,038.3
Net earnings	87.5	112.3	97.2	105.6	402.6
Net earnings attributable to Leggett & Platt, Inc. common shareholders	87.5	112.2	97.2	105.5	402.4
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.64	$.83	$.71	$.77	$2.95
Diluted	$.64	$.82	$.71	$.77	$2.94

2020
Net trade sales	$1,045.5	$845.1	$1,207.6	$1,182.0	$4,280.2
Gross profit	220.7	146.6	269.7	267.1	904.1
Net earnings (loss)	44.1	(6.1)	107.1	108.0	253.1
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	44.1	(6.1)	107.0	108.0	253.0
Net earnings (loss) per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.33	$(.05)	$.79	$.79	$1.86
Diluted	$.33	$(.05)	$.79	$.79	$1.86

All items below are shown pretax
1 Second quarter 2021 includes a $28.2 gain on the sale of real estate.
2 Second quarter 2020 includes a $25.4 goodwill impairment charge.

LEGGETT & PLATT, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Amounts in millions)

Column A	Column B		Column C	Column D		Column E
Description	Balance at Beginning of Period		Additions (Credited) to Cost and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2021
Allowance for doubtful receivables	$42.0		$(3.4)	$1.6	[2]	$37.0
Tax valuation allowance	$18.1		$(.1)	$1.8		$16.2

Year ended December 31, 2020
Allowance for doubtful receivables	$26.8	[1]	$17.1	$1.9	[2]	$42.0
Tax valuation allowance	$16.8		$2.5	$1.2		$18.1

Year ended December 31, 2019
Allowance for doubtful receivables	$20.2		$2.8	$(.5)	[2]	$23.5
Tax valuation allowance	$13.2		$1.5	$(2.1)		$16.8

1Beginning balance adjusted for implementation of ASU 2016-13 "Financial Instruments-Credit Losses" (Topic 326).
2Uncollectible accounts charged off, net of recoveries.

EXHIBIT INDEX

Exhibit No.	Document Description

2.1****
Stock Purchase Agreement by and among Leggett & Platt, Incorporated, Elite Comfort Solutions, Inc., and Elite Comfort Solutions LP, dated November 6, 2018, filed November 7, 2018, as Exhibit 2.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845) Schedules to the Stock Purchase Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Stock Purchase Agreement contains a list briefly identifying the omitted schedules. Leggett agrees to furnish, supplementally, a copy of any omitted schedule to the SEC upon request.

3.1
Restated Articles of Incorporation of the Company as of May 13, 1987, with Amendments dated May 12, 1993 and May 20, 1999; filed March 11, 2004 as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003, are incorporated by reference. (SEC File No. 001-07845)

3.2	Bylaws of the Company, as amended through November 9, 2021, filed November 10, 2021 as Exhibit 3.2.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.1	Article III of the Company’s Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 hereto, is incorporated by reference.

4.2
Senior Indenture dated May 6, 2005 between the Company and U.S. Bank National Association (successor in interest to The Bank of New York Mellon Trust Company, NA which was successor in interest to JPMorgan Chase Bank, N.A.), as Trustee, filed May 10, 2005 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.2.1
Tri-Party Agreement under the May 6, 2005 Senior Indenture, between the Company, The Bank of New York Mellon Trust Company, NA (successor in interest to JPMorgan Chase Bank, N.A.) (as Prior Trustee) and U.S. Bank National Association (as Successor Trustee), dated February 20, 2009, filed February 25, 2009 as Exhibit 4.3.1 to the Company’s Form 10-K for the year ended December 31, 2008, is incorporated by reference. (SEC File No. 001-07845)

4.3
Form of $500,000,000 3.50% Senior Notes due 2051 issued pursuant to the Senior Indenture dated May 6, 2005, filed November 19, 2021 as Exhibit 4.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.4
Form of $500,000,000 4.40% Senior Notes due 2029 issued pursuant to the Senior Indenture dated May 6, 2005, filed March 7, 2019 as Exhibit 4.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.5
Form of $500,000,000 3.50% Senior Notes due 2027 issued pursuant to the Senior Indenture dated May 6, 2005, filed November 16, 2017 as Exhibit 4.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.6
Form of $300,000,000 3.80% Senior Notes due 2024 issued pursuant to the Senior Indenture dated May 6, 2005, filed November 10, 2014 as Exhibit 4.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.7
Form of $300,000,000 3.40% Senior Notes due 2022, issued pursuant to the Senior Indenture dated May 6, 2005, filed August 15, 2012 as Exhibit 4.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.8**	The Company's Description of Capital Stock registered under Section 12 of the Securities Exchange Act of 1934.

Exhibit No.	Document Description

10.1*
Severance Benefit Agreement between the Company and Karl G. Glassman, dated May 9, 2017, filed May 11, 2017 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.2*
Severance Benefit Agreement between the Company and J. Mitchell Dolloff, dated May 9, 2017, filed May 11, 2017 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.3*
Severance Benefit Agreement between the Company and Jeffrey L. Tate, dated August 6, 2019, filed August 6, 2019 as Exhibit 10.11 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.4*
Severance Benefit Agreement between the Company and Steven K. Henderson, dated September 18, 2017, filed February 24, 2021 as Exhibit 10.6 to the Company’s Form 10-K, is incorporated by reference. (SEC File No. 001-07845)

10.5*
Agreement between the Company and Steven K. Henderson, dated November 4, 2019 (regarding annual award of restricted stock units) filed February 24, 2021 as Exhibit 10.4 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.6*
Amended and Restated Severance Benefit Agreement between the Company and Scott S. Douglas, dated December 30, 2008, filed February 22, 2018 as Exhibit 10.7 to the Company's Form 10-K, is incorporated by reference. (SEC File No. 001-07845)

10.7*, **	Description of Personal Use of Corporate Aircraft by Karl G. Glassman

10.8*
Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and its directors and executive officers, filed March 28, 2002, as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001, is incorporated by reference. (SEC File No. 001-07845)

10.9*	Summary Sheet of Executive Cash Compensation, filed November 10, 2021 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10*,**	Summary Sheet of Director Compensation

10.11*
The Company’s Flexible Stock Plan, amended and restated, effective as of May 15, 2020, filed March 31, 2020 as an Appendix to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.11.1*
Form of Non-Qualified Stock Option Award Agreement pursuant to the Company’s Flexible Stock Plan, filed November 4, 2014 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.11.2*
2021 Form of Performance Stock Unit Award Agreement pursuant to the Company's Flexible Stock Plan (applicable to 2021 grants and thereafter), filed May 6, 2021 as Exhibit 10.4 to the Company's Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

10.11.3*
2020 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan (applicable to 2020 grants), filed February 19, 2020 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.11.4*
2019 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan (applicable to 2019 grants), filed March 13, 2019 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.11.5*
2018 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan (applicable to 2018 grants), filed November 9, 2017 as Exhibit 10.7 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.11.6*
Form of Director Restricted Stock Agreement pursuant to the Company’s Flexible Stock Plan, filed August 7, 2008 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008, is incorporated by reference. (SEC File No. 001-07845)

10.11.7*
Form of Director Restricted Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed February 24, 2012 as Exhibit 10.9.7 to the Company's Form 10-K for the year ended December 31, 2011, is incorporated by reference. (SEC File No. 001-07845)

10.11.8*
2021 Form of Restricted Stock Unit Award Agreement pursuant to the Company's Flexible Stock Plan, filed February 24, 2021 as Exhibit 10.6 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.11.9*
2020 Form of Restricted Stock Unit Award Agreement pursuant to the Company's Flexible Stock Plan, filed February 19, 2020 as Exhibit 10.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.11.10*
Form of Restricted Stock Unit Award Agreement applicable to Jeffrey L. Tate (applicable to 2019 grant), filed August 6, 2019 as Exhibit 10.8 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.11.11*
Form of Restricted Stock Unit Award applicable to Steven K. Henderson (applicable to 2018 and 2019 grants), filed February 24, 2021 as Exhibit 10.13.13 to the Company's Form 10-K for the year ended December 31, 2020, is incorporated by reference. (SEC File No. 001-07845)

10.11.12*
Restricted Stock Unit Award between the Company and Steven K. Henderson, dated September 18, 2017, filed February 24, 2021 as Exhibit 10.13.14 to the Company's Form 10-K for the year ended December 31, 2020, is incorporated by reference. (SEC File No. 001-07845)

10.12*	The Company’s 2020 Key Officers Incentive Plan, effective January 1, 2020, filed February 19, 2020 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.12.1*	2021 Award Formula under the Company's 2020 Key Officers Incentive Plan, filed February 24, 2021 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

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

10.18*,**	Description of the long-term disability arrangement between the Company and Karl G. Glassman

10.19*
The Company’s Retirement K Excess Program, amended and restated on November 26, 2007, effective as of January 1, 2007, filed February 26, 2008 as Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.20
Amendment Agreement adopting the Fourth Amended and Restated Credit Agreement, dated as of September 30, 2021 among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the Lenders named therein, filed October 1, 2021 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.21
Commercial Paper Issuing and Paying Agent Agreement between U.S. Bank National Association and the Company, dated December 2, 2014, including Master Note, filed December 5, 2014 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.22	Form of Amended and Restated Commercial Paper Dealer Agreement filed December 5, 2014 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

18	Preferability Letter from PricewaterhouseCoopers, LLP, dated May 6, 2021, filed May 6, 2021 as Exhibit 18 to the Company’s Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

21**	Schedule of Subsidiaries of the Company

23**	Consent of Independent Registered Public Accounting Firm

24**	Power of Attorney executed by members of the Company’s Board of Directors regarding this Form 10-K

31.1**	Certification of J. Mitchell Dolloff, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 22, 2022

31.2**	Certification of Jeffrey L. Tate, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 22, 2022

32.1**	Certification of J. Mitchell Dolloff, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 22, 2022

32.2**	Certification of Jeffrey L. Tate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 22, 2022

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Inline XBRL Taxonomy Extension Schema.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase.

Exhibit No.	Document Description

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

______________________________

*	Denotes management contract or compensatory plan or arrangement.
**	Denotes filed or furnished herewith.
***
Filed as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each year in the three year period ended December 31, 2021; (ii) Consolidated Statements of Comprehensive Income (Loss) for each year in the three year period ended December 31, 2021; (iii) Consolidated Balance Sheets at December 31, 2021 and December 31, 2020; (iv) Consolidated Statements of Cash Flows for each year in the three year period ended December 31, 2021; (v) Consolidated Statements of Changes in Equity for each year in the three year period ended December 31, 2021; and (vi) Notes to Consolidated Financial Statements.

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

LEGGETT & PLATT, INCORPORATED

By:	/s/ J. MITCHELL DOLLOFF
J. Mitchell Dolloff
President and Chief Executive Officer

Date: February 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(a) Principal Executive Officer:

/s/ J. MITCHELL DOLLOFF	President and Chief Executive Officer (Director)	February 22, 2022
J. Mitchell Dolloff

(b) Principal Financial Officer:

/s/ JEFFREY L. TATE	Executive Vice President and Chief Financial Officer	February 22, 2022
Jeffrey L. Tate

(c) Principal Accounting Officer:

/s/ TAMMY M. TRENT	Senior Vice President and Chief Accounting Officer	February 22, 2022
Tammy M. Trent

(d) Directors:

MARK A. BLINN*	Director
Mark A. Blinn

ROBERT E. BRUNNER*	Director
Robert E. Brunner

MARY CAMPBELL*	Director
Mary Campbell

Signature	Title	Date

MANUEL A. FERNANDEZ*	Director
Manuel A. Fernandez

KARL G. GLASSMAN*	Director
Karl G. Glassman

JOSEPH W. MCCLANATHAN*	Director
Joseph W. McClanathan

JUDY C. ODOM*	Director
Judy C. Odom

SRIKANTH PADMANABHAN*	Director
Srikanth Padmanabhan

JAI SHAH*	Director
Jai Shah

PHOEBE A. WOOD*	Director
Phoebe A. Wood

*By:	/s/ SCOTT S. DOUGLAS
	Scott S. Douglas	February 22, 2022
Attorney-in-Fact Under Power-of-Attorney dated
February 21, 2022