Form 10-Q
period 2022-03-31
LEGGETT & PLATT INC
filed 2022-05-05
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
(417) 358-8131
Registrant’s telephone number, including area code
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of May 2, 2022: 133,560,254

LEGGETT & PLATT, INCORPORATED
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: projections of Company revenue, income, earnings, capital expenditures, dividends, capital structure, cash flows from operations, cash repatriation, restructuring-related costs, tax impacts, effective tax rate, maintenance of indebtedness under the commercial paper program, litigation exposure, acquisitions, industry demand projections, the amount of share repurchases, or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance; possible goodwill or other asset impairment, access to liquidity, compliance with debt covenant requirements, amount of fixed costs savings, raw material availability and pricing, supply chain disruptions, labor, semiconductor and chemical shortages, inventory levels, customer requirements, and the underlying assumptions relating to forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” “project,” “should,” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.
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
Readers should review Item 1A Risk Factors in our Form 10-K filed February 22, 2022 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties, and developments which may affect our future operations or our performance, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

•the adverse impact on our supply chain and global inflationary impacts from the Russian invasion of Ukraine;
•the adverse impact of delays and non-delivery of raw materials, parts, and finished products in our supply chain from natural disaster, fire or explosion, terrorism, pandemics (such as COVID-19), government action, strikes or shutdowns at delivery ports, losses due to tampering, third-party vendor issues with quality, failure by our suppliers to comply with applicable laws and regulations, potential tariffs or other trade restrictions, or other reasons beyond our control;
•the adverse impact on our trade sales, earnings, liquidity, cash flow, and financial condition caused by the COVID-19 pandemic, which has had, and depending on the length and severity of the pandemic, the percentage of the population vaccinated, and the effectiveness of any vaccines against new variants, could, in varying degrees, negatively impact, among other things (i) the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries; (ii) our manufacturing facilities’ ability to remain open and fully operational, obtain necessary raw materials and parts, maintain appropriate labor levels, and ship finished products to customers due to supply chain disruptions or otherwise; (iii) our ability to collect trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency; (iv) impairment of goodwill and long-lived assets; (v) restructuring and related costs; and (vi) our ability to borrow under our credit facility, including our ability to comply with the restrictive covenants in our credit facility that may limit our operational flexibility and our ability to pay our debt;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	March 31, 2022	December 31, 2021
CURRENT ASSETS
Cash and cash equivalents	$327.3	$361.7
Trade receivables, net	666.5	620.0
Other receivables, net	38.4	31.5
Total receivables, net	704.9	651.5
Inventories	1,045.8	993.2
Prepaid expenses and other current assets	60.0	58.9
Total current assets	2,138.0	2,065.3
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,438.6	1,435.0
Buildings and other	766.5	772.1
Land	45.2	44.1
Total property, plant and equipment	2,250.3	2,251.2
Less accumulated depreciation	1,481.7	1,469.7
Net property, plant and equipment	768.6	781.5
OTHER ASSETS
Goodwill	1,445.6	1,449.6
Other intangibles, less accumulated amortization of $309.2 and $298.1 as of March 31, 2022 and December 31, 2021, respectively	688.1	707.8
Operating lease right-of-use assets	190.8	192.6
Sundry	110.7	110.5
Total other assets	2,435.2	2,460.5
TOTAL ASSETS	$5,341.8	$5,307.3
CURRENT LIABILITIES
Current maturities of long-term debt	$301.3	$300.6
Current portion of operating lease liabilities	45.8	44.5
Accounts payable	622.0	613.8
Accrued expenses	279.3	284.6
Other current liabilities	102.8	92.2
Total current liabilities	1,351.2	1,335.7
LONG-TERM LIABILITIES
Long-term debt	1,803.1	1,789.7
Operating lease liabilities	150.0	153.0
Other long-term liabilities	146.4	162.9
Deferred income taxes	219.7	217.4
Total long-term liabilities	2,319.2	2,323.0
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	556.4	557.9
Retained earnings	3,006.0	2,973.0
Accumulated other comprehensive loss	(45.2)	(38.3)
Treasury stock	(1,848.4)	(1,846.6)
Total Leggett & Platt, Inc. equity	1,670.8	1,648.0
Noncontrolling interest	.6	.6
Total equity	1,671.4	1,648.6
TOTAL LIABILITIES AND EQUITY	$5,341.8	$5,307.3
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions, except per share data)	2022	2021
Net trade sales	$1,322.3	$1,150.9
Cost of goods sold	1,055.0	903.4
Gross profit	267.3	247.5
Selling and administrative expenses	111.7	106.3
Amortization of intangibles	17.0	15.8
Other (income) expense, net	1.0	(2.3)
Earnings before interest and income taxes	137.6	127.7
Interest expense	20.7	19.3
Interest income	1.2	.9
Earnings before income taxes	118.1	109.3
Income taxes	27.7	21.8
Net earnings	90.4	87.5
(Earnings) attributable to noncontrolling interest, net of tax	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$90.4	$87.5
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.66	$.64
Diluted	$.66	$.64

Weighted average shares outstanding
Basic	136.6	136.0
Diluted	136.9	136.3
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions)	2022	2021
Net earnings	$90.4	$87.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8.8)	(14.3)
Cash flow hedges	1.0	1.1
Defined benefit pension plans	.9	.8
Other comprehensive income (loss)	(6.9)	(12.4)
Comprehensive income (loss)	83.5	75.1
Add: comprehensive loss attributable to noncontrolling interest	—	—
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$83.5	$75.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2022	2021
OPERATING ACTIVITIES
Net earnings	$90.4	$87.5
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation	28.2	29.1
Amortization of intangibles and supply agreements	17.5	17.0
Increase (decrease) in provision for losses on accounts and notes receivable	1.4	(3.3)
Writedown of inventories	3.2	2.9
Net gain from sales of assets and businesses	(.7)	—
Deferred income tax expense	2.0	.8
Stock-based compensation	12.9	12.4
Other, net	(1.5)	(4.5)
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(57.8)	(34.8)
Inventories	(58.3)	(107.2)
Other current assets	(1.2)	3.2
Accounts payable	11.4	(12.7)
Accrued expenses and other current liabilities	(8.5)	(1.0)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	39.0	(10.6)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(18.7)	(24.0)
Purchases of companies, net of cash acquired	—	(27.3)
Proceeds from sales of assets and businesses	2.4	—
Other, net	—	1.4
NET CASH USED FOR INVESTING ACTIVITIES	(16.3)	(49.9)
FINANCING ACTIVITIES
Payments on long-term debt	(.1)	(12.6)
Change in commercial paper and short-term debt	21.0	121.8
Dividends paid	(56.0)	(53.0)
Issuances of common stock	—	2.0
Purchases of common stock	(21.6)	(8.7)
Other, net	(.4)	(.4)
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(57.1)	49.1
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(3.7)
DECREASE IN CASH AND CASH EQUIVALENTS	(34.4)	(15.1)
CASH AND CASH EQUIVALENTS—January 1,	361.7	348.9
CASH AND CASH EQUIVALENTS—March 31,	$327.3	$333.8
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
The December 31, 2021 financial position data included herein was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.
Accounts Receivable and Accounts Payable Programs
We participate in trade receivables sales programs in combination with certain customers and third-party banking institutions. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $40.0 and $35.0 of trade receivables that were sold and removed from our Consolidated Condensed Balance Sheets at March 31, 2022 and December 31, 2021, respectively.
We sometimes utilize third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The accounts payable associated with the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $130.0 at both March 31, 2022 and December 31, 2021.
While we utilize the above items as tools in our cash flow management, and offer them as options to facilitate customer and vendor operating cycles, if there were to be a cessation of these programs, we do not expect it would materially impact our operating cash flows or liquidity.
2. ACCOUNTING STANDARDS UPDATES
The Financial Accounting Standards Board (FASB) regularly issues updates to the FASB Accounting Standards Codification that are communicated through issuance of an Accounting Standards Update (ASU). The FASB has issued accounting guidance effective for current and future periods that did not have a material impact on our current financial statements, and we do not believe it will have any material impact on our future financial statements.

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

	Three Months Ended March 31,
	2022	2021
Bedding Products
Bedding Group	$639.4	$535.8

Specialized Products
Automotive Group	207.5	210.8
Aerospace Products Group	29.0	23.7
Hydraulic Cylinders Group	27.6	23.1
	264.1	257.6

Furniture, Flooring & Textile Products
Home Furniture Group	118.4	96.1
Work Furniture Group	83.7	63.7
Flooring & Textile Products Group	216.7	197.7
	418.8	357.5
	$1,322.3	$1,150.9
4. SEGMENT INFORMATION
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
A summary of segment results is shown in the following tables.

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Three Months Ended March 31, 2022
Bedding Products	$639.4	$12.0	$651.4	$76.2	$26.2
Specialized Products	264.1	.9	265.0	20.3	10.8
Furniture, Flooring & Textile Products	418.8	4.3	423.1	42.7	5.9
Intersegment eliminations and other [2]				(1.6)	2.8
	$1,322.3	$17.2	$1,339.5	$137.6	$45.7
Three Months Ended March 31, 2021
Bedding Products	$535.8	$10.0	$545.8	$63.8	$26.1
Specialized Products	257.6	.9	258.5	35.2	11.1
Furniture, Flooring & Textile Products	357.5	3.6	361.1	28.3	6.1
Intersegment eliminations and other [2]				.4	2.8
	$1,150.9	$14.5	$1,165.4	$127.7	$46.1
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

	March 31, 2022	December 31, 2021
Bedding Products	$947.2	$836.0
Specialized Products	335.5	316.7
Furniture, Flooring & Textile Products	402.1	373.5
Average current liabilities included in segment numbers above	833.3	814.1
Unallocated assets [1]	2,791.5	2,828.5
Difference between average assets and period-end balance sheet	32.2	138.5
Total assets	$5,341.8	$5,307.3

1 Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. EARNINGS PER SHARE (EPS)
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2022	2021
Net earnings
Net earnings	$90.4	$87.5
(Earnings) attributable to noncontrolling interest, net of tax	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$90.4	$87.5

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	136.6	136.0
Dilutive effect of stock-based compensation	.3	.3
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	136.9	136.3

Basic and diluted EPS:
Basic EPS attributable to Leggett & Platt common shareholders	$.66	$.64

Diluted EPS attributable to Leggett & Platt common shareholders	$.66	$.64

Other information:
Anti-dilutive shares excluded from diluted EPS computation	.4	.2

Cash dividends declared per share	$.42	$.40

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	March 31, 2022		December 31, 2021
	Current	Long-term	Current	Long-term
Trade accounts receivable [1]	$682.5	$—	$634.2	$—
Trade notes receivable	.4	.1	.7	.2
Total trade receivables	682.9	.1	634.9	.2
Other notes receivable [1]	—	23.0	.7	22.5
Taxes receivable, including income taxes	29.5	—	18.8	—
Other receivables	8.9	—	12.0	—
Subtotal other receivables	38.4	23.0	31.5	22.5
Total trade and other receivables	721.3	23.1	666.4	22.7
Allowance for doubtful accounts:
Trade accounts receivable [1]	(16.4)	—	(14.9)	—
Trade notes receivable	—	(.1)	—	(.1)
Total trade receivables	(16.4)	(.1)	(14.9)	(.1)
Other notes receivable [1]	—	(21.8)	—	(22.0)
Total allowance for doubtful accounts	(16.4)	(21.9)	(14.9)	(22.1)
Total net receivables	$704.9	$1.2	$651.5	$.6
1 The “Trade accounts receivable” and “Other notes receivable” line items above include an aggregate of $22.2 ($21.8 for the note and $.4 for the trade receivable) and $22.5 ($22.0 for the note and $.5 for the trade receivable) as of March 31, 2022 and December 31, 2021, respectively, from a customer that has experienced continued financial difficulty and liquidity problems. The balances for this customer were fully reserved for all periods presented.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2021	Add: Charges	Less: Net Charge-offs/ (Recoveries) and Other	Balance at March 31, 2022
Trade accounts receivable	$14.9	$1.6	$.1	$16.4
Trade notes receivable	.1	—	—	.1
Total trade receivables	15.0	1.6	.1	16.5
Other notes receivable	22.0	(.2)	—	21.8
Total allowance for doubtful accounts	$37.0	$1.4	$.1	$38.3

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
7. STOCK-BASED COMPENSATION
The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Executive Stock Unit (ESU) program contributions	$1.2	$.2	$1.4	$.1
Discounts on various stock awards:
Deferred Stock Compensation Program	.4	—	.4	—
ESU program	.4	—	.3	—
Discount Stock Plan	.2	—	.2	—
Performance Stock Unit (PSU) awards: [1]
PSU - TSR based 1A	.6	—	.8	.3
PSU - EBIT CAGR based 1B	.4	(.2)	1.7	2.2
Restricted Stock Unit (RSU) awards	6.7	—	5.3	—
Other, primarily non-employee directors restricted stock	.5	—	—	—
Total stock-related compensation expense	10.4	$—	10.1	$2.6
Employee contributions for above stock plans	2.5		2.3
Total stock-based compensation	$12.9		$12.4

Tax benefits on stock-based compensation expense	$2.6		$2.5
Tax benefits on stock-based compensation payments	.6		2.6
Total tax benefits associated with stock-based compensation	$3.2		$5.1

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
Below is a summary of shares and grant date fair value related to PSU awards for the periods presented:

	Three Months Ended March 31,
	2022	2021
TSR based
Total shares base award	.1	.1
Grant date per share fair value	$41.13	$49.43
Risk-free interest rate	.2%	.2%
Vesting period in years	3.0	3.0
Expected volatility (over expected life)	45.2%	44.3%
Expected dividend yield (over expected life)	4.6%	3.7%

EBIT CAGR based
Total shares base award	.1	.1
Grant date per share fair value	$32.88	$38.77
Vesting period in years	3.0	3.0

Three-Year Performance Cycle for PSU - TSR Based
Award Year	Completion Date	Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date	TSR Performance Relative to the Peer Group (1%=Best)
2018	December 31, 2020	56.0%	<.1 million	$2.0	First quarter 2021	60	th percentile
2019	December 31, 2021	—%	— million	$—	First quarter 2022	78	th percentile

Three-Year Performance Cycle for PSU - EBIT CAGR Based
Award Year	Completion Date	Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2018	December 31, 2020	16.0%	< .1 million	$.4	First quarter 2021
2019	December 31, 2021	127.0%	< .1 million	$3.5	First quarter 2022

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. ACQUISITIONS
The following table contains the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented (using inputs as discussed in Note 12). Of the goodwill included in the table below, none is expected to be deductible for tax purposes.

Three Months Ended March 31,
2021
Accounts receivable	$4.7
Inventory	8.8
Property, plant and equipment	1.8
Goodwill	6.3
Other intangible assets:
Customer relationships (1 to 15-year life)	11.8
Noncompete agreements (1-year life)	.2
Other current and long-term assets	1.8
Current liabilities	(4.2)
Deferred income taxes	(2.7)
Other long-term liabilities	(1.2)
Net cash consideration	$27.3
The following table summarizes acquisitions for the periods presented.

Three Months Ended	Number of Acquisitions	Segment	Product/Service
March 31, 2022	None

March 31, 2021	1	Specialized Products	Manufacturer of high-pressure and high-temperature ducting, flexible joints and components
The results of operations of the above acquired company have been included in the consolidated financial statements since the date of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share as though this acquisition had occurred on January 1 of each year presented is not materially different from the amounts reflected in the accompanying financial statements.
A brief description of our acquisition activity during the periods presented is included below.
2022
No businesses were acquired during the first three months of 2022.
2021
We acquired one business:
•A UK manufacturer specializing in metallic ducting systems, flexible joints, and components for space, military, and commercial applications. This acquisition expands the capabilities of our aerospace products business to include flexible joint fabrication and operates within our Specialized Products segment. The acquisition date was January 30. Following the recording of measurement period adjustments subsequent to first quarter 2021 shown above, the final purchase price was $27.7, with total goodwill of $8.5.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. INVENTORIES
The following table recaps the components of inventory for each period presented:

	March 31, 2022	December 31, 2021
Finished goods	$462.9	$429.1
Work in process	91.9	66.9
Raw materials and supplies	491.0	497.2
Inventories	$1,045.8	$993.2
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
10. EMPLOYEE BENEFIT PLANS
Employer contributions for 2022 are expected to approximate $3.0.
The following table provides interim information as to our domestic and foreign defined benefit pension plans:

	Three Months Ended March 31,
	2022	2021
Components of net pension expense
Service cost	$1.3	$1.2
Interest cost	1.7	1.5
Expected return on plan assets	(3.3)	(3.1)
Recognized net actuarial loss	.7	1.3
Net pension expense	$.4	$.9

The components of net pension expense, other than the service cost component, are included in the line item “Other (income) expense, net” in the Consolidated Condensed Statements of Operations.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
11. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2022
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2022	$1,648.6	$2,973.0	$559.9	$(1,846.6)	$.6	$(38.3)
Net earnings	90.4	90.4	—	—	—	—
Dividends declared (See Note 5)	(56.1)	(57.4)	1.3	—	—	—
Treasury stock purchased	(21.6)	—	—	(21.6)	—	—
Treasury stock issued	5.7	—	(14.1)	19.8	—	—
Foreign currency translation adjustments	(8.8)	—	—	—	—	(8.8)
Cash flow hedges, net of tax	1.0	—	—	—	—	1.0
Defined benefit pension plans, net of tax	.9	—	—	—	—	.9
Stock-based compensation transactions, net of tax	11.3	—	11.3	—	—	—
Ending balance, March 31, 2022	$1,671.4	$3,006.0	$558.4	$(1,848.4)	$.6	$(45.2)

	Three Months Ended March 31, 2021
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2021	$1,425.1	$2,797.2	$545.2	$(1,865.4)	$.5	$(52.4)
Net earnings	87.5	87.5	—	—	—	—
Dividends declared (See Note 5)	(53.4)	(54.8)	1.4	—	—	—
Treasury stock purchased	(8.9)	—	—	(8.9)	—	—
Treasury stock issued	3.3	—	(19.6)	22.9	—	—
Foreign currency translation adjustments	(14.3)	—	—	—	—	(14.3)
Cash flow hedges, net of tax	1.1	—	—	—	—	1.1
Defined benefit pension plans, net of tax	.8	—	—	—	—	.8
Stock-based compensation transactions, net of tax	15.0	—	15.0	—	—	—
Ending balance, March 31, 2021	$1,456.2	$2,829.9	$542.0	$(1,851.4)	$.5	$(64.8)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended March 31,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2022	$(11.7)	$11.9	$(38.5)	$(38.3)
Other comprehensive income (loss)	(8.8)	2.4	—	(6.4)
Reclassifications, pretax [1]	—	(1.2)	.7	(.5)
Income tax effect	—	(.2)	.2	—
Balance, March 31, 2022	$(20.5)	$12.9	$(37.6)	$(45.2)

Balance, January 1, 2021	$6.4	$1.4	$(60.2)	$(52.4)
Other comprehensive income (loss)	(14.3)	2.0	(.2)	(12.5)
Reclassifications, pretax [2]	—	(.5)	1.3	.8
Income tax effect	—	(.4)	(.3)	(.7)
Balance, March 31, 2021	$(7.9)	$2.5	$(59.4)	$(64.8)

[1] 2022 pretax reclassifications are comprised of:
Net trade sales	$—	$(1.8)	$—	$(1.8)
Cost of goods sold; selling and administrative expenses	—	(.3)	—	(.3)
Interest expense	—	.9	—	.9
Other income (expense), net	—	—	.7	.7
Total reclassifications, pretax	$—	$(1.2)	$.7	$(.5)

[2] 2021 pretax reclassifications are comprised of:
Net trade sales	$—	$(1.8)	$—	$(1.8)
Cost of goods sold; selling and administrative expenses	—	.2	—	.2
Interest expense	—	1.1	—	1.1
Other income (expense), net	—	—	1.3	1.3
Total reclassifications, pretax	$—	$(.5)	$1.3	$.8
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$147.8	$—	$147.8
Derivative assets [1] (Note 13)	—	6.2	—	6.2
Diversified investments associated with the ESU program [1]	47.6	—	—	47.6
Total assets	$47.6	$154.0	$—	$201.6
Liabilities:
Derivative liabilities [1] (Note 13)	$—	$1.4	$—	$1.4
Liabilities associated with the ESU program [1]	47.3	—	—	47.3
Total liabilities	$47.3	$1.4	$—	$48.7

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$114.4	$—	$114.4
Derivative assets [1] (Note 13)	—	5.9	—	5.9
Diversified investments associated with the ESU program [1]	51.0	—	—	51.0
Total assets	$51.0	$120.3	$—	$171.3
Liabilities:
Derivative liabilities [1] (Note 13)	$—	$1.2	$—	$1.2
Liabilities associated with the ESU program [1]	50.9	—	—	50.9
Total liabilities	$50.9	$1.2	$—	$52.1
1 Includes both current and long-term amounts.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 1) was approximately $20.0 less than carrying value of $2,082.9 at March 31, 2022 and was approximately $130.0 greater than carrying value of $2,082.3 at December 31, 2021.
Items measured at fair value on a non-recurring basis
The primary areas in which we utilize fair value measurements of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies (Note 8) and evaluating long-term assets (including goodwill) for potential impairment. Determining fair values for these items requires significant judgment and includes a variety of methods and models that utilize significant Level 3 inputs.
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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of March 31, 2022
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Sep 2023	226.1	$5.5	$.2	$1.0	$.2
Total fair value hedges	Jul 2022	39.3	—	—	.1	—
Not designated as hedging instruments	Mar 2023	70.8	.5	—	.1	—
Total derivatives			$6.0	$.2	$1.2	$.2

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2021
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Jun 2023	260.6	$5.1	$—	$.7	$.1
Total fair value hedges	Mar 2022	54.2	.4	—	—	—
Not designated as hedging instruments	Dec 2022	40.1	.4	—	.4	—
Total derivatives			$5.9	$—	$1.1	$.1

The following table sets forth the pretax (gains) losses for our hedging activities for the periods presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note 11) as well as derivative settlements recorded directly to income or expense.

Derivatives	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Three Months Ended March 31,
		2022	2021
Designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$.9	$1.1
Currency cash flow hedges	Net trade sales	(1.8)	(2.2)
Currency cash flow hedges	Cost of goods sold	(.4)	.2
Currency cash flow hedges	Other (income) expense, net	.1	—
Total cash flow hedges		(1.2)	(.9)
Fair value hedges	Other (income) expense, net	(.5)	(.5)
Not designated as hedging instruments	Other (income) expense, net	.1	.3
Total derivative instruments		$(1.6)	$(1.1)

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
Although we deny liability in all threatened or pending litigation proceedings in which we are or may be a party, and believe that we have valid bases to contest all claims threatened or made against us, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in the aggregate, of less than $3.0 for all periods presented. There were no material adjustments to the accrual, including cash payments and expense, for the three month periods ending March 31, 2022 and March 31, 2021. The accruals do not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows.

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of March 31, 2022, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of the accruals noted above are estimated to be $12.0. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change, we could realize losses in excess of the recorded accruals (and in excess of the $12.0 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.
15. RISKS AND UNCERTAINTIES
Our Board of Directors oversees the identification, analysis, and mitigation of emerging risks, including the items discussed below.
The Russian invasion of Ukraine has caused supply chain disruptions and global inflationary impacts that have had, and could continue to have, a negative effect on the demand for our products and our results of operations. Although we do not have operations in Russia, Belarus,or Ukraine, and we have not had a material amount of sales into these countries, some of our operations have sourced, directly or indirectly, a portion of their supply chain requirements of nickel, titanium, and birch plywood from Russia. Also, our Automotive business purchases semiconductors, the production of which uses neon gas. A significant portion of neon gas is produced in the Ukraine. Since the invasion began, the prices of these materials have significantly increased. When we experience significant increases in costs, we are generally successful in recovering the costs by implementing price increases. If we are not able to pass through the increased costs to our customers, or if we are unable to obtain the necessary raw materials (or alternatives) in a timely manner, our results of operations could be negatively impacted. Also, if the conflict in Ukraine expands geographically or in intensity, this may have a negative impact on our operations, including access to energy and other raw materials. Furthermore, sanctions against the import of Russian oil have restricted global oil supply and further increased fuel and energy costs contributing to additional global inflationary impacts. This inflationary impact could reduce consumer spending and decrease demand for some of our products, negatively impacting our results of operations.
Because of the COVID-19 pandemic, various governments in North America, Europe, Asia, and elsewhere instituted, and some have reinstituted, quarantines, shelter-in-place or stay-at-home orders, or restrictions on public gatherings as well as limitations on social interactions, which have had, and could further have, an adverse effect on the demand for our products. All of our facilities are open and running at this time. However, some of our facilities in China, most notably in our Automotive and Home Furniture businesses, have been temporarily closed from time to time due to strict COVID-related lockdown requirements. If the lockdowns in China are imposed on a broader geographic scope, this could materially negatively impact our manufacturing capacity, our customers or vendors, and our ability to transport goods in our supply chain. We have also had, at various times, some capacity restrictions on our plants due to governmental orders in other parts of the world. We have been

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition, or re-imposition, of restrictive social measures, mandatory closures of retail establishments that sell our products or our customers’ products, travel restrictions, and restrictions on the import or export of products.
Depending on the length and severity of the COVID-19 pandemic, the percentage of the population vaccinated, and the effectiveness of the vaccines against new variants, our ability to keep our manufacturing operations open and fully operational, build and maintain appropriate labor levels, obtain necessary raw materials and parts, and ship finished products to customers may be partially or completely disrupted, either on a temporary or prolonged basis. A significant increase in COVID-19 cases among our employees may disrupt our ability to maintain necessary labor levels and produce and deliver products to our customers if we are unable to shift production to other manufacturing facilities. The continued realization of these risks to our manufacturing operations, labor force, and supply chain could also increase labor, commodity, and transportation costs.
Supply chain disruptions have continued into 2022, most notably in semiconductors, labor, and transportation, potentially constraining volume growth.
Currently there is a shortage of semiconductors in the automotive industry. Automotive OEMs and other suppliers have not been able to secure an adequate supply of semiconductors, and as a result have reduced or completely shut down their production of some automobiles or parts, which in turn has reduced our sale of products. Consumer demand remains strong, but the semiconductor shortage has pushed vehicle inventory to very low levels. Our Automotive Group uses the semiconductors in seat comfort products, and to a lesser extent in motors and actuators. Although our Automotive Group has been able to obtain an adequate supply of semiconductors, we are dependent on our suppliers to deliver these semiconductors in accordance with our production schedule. A shortage of the semiconductors, either to us, the automotive OEMs, or our suppliers, can disrupt our operations and our ability to deliver products to our customers. The shortage of semiconductors is also impacting our Adjustable Bed and Hydraulic Cylinders business units.
Because of shortages in the labor markets, several industries in which we operate have experienced challenges in hiring and maintaining adequate workforce levels, as well as increased labor costs. If this continues, our results of operations may be materially negatively impacted.
Some facilities have experienced disruptions in logistics necessary to import, export, or transfer raw materials or finished goods, which has generally resulted in increased transportation costs that are typically passed through to our customers. Our supply chains have also been hampered by congested ports and trucking constraints.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
HIGHLIGHTS
We had record first quarter trade sales from continuing operations of $1,322 million for the three months ending March 31, 2022, an increase of 15% versus the first quarter 2021.
EPS increased to $.66 for the first three months of 2022, versus $.64 in the same period of 2021. This was a record for first quarter earnings.
First quarter 2022 EBIT was up $10 million versus first quarter of 2021, coming in at $138 million, a first quarter record for EBIT.
Operating cash flow was $39 million in the first quarter 2022, an increase of $50 million versus first quarter 2021.

In February 2022, the Board of Directors declared a $.42 first quarter 2022 dividend, two cents higher than last year’s first quarter dividend, and extended our record of consecutive annual increases to over 50 years.
Share repurchases in the first quarter of 2022 were .6 million shares at an average price of $37.17.
In February 2022, we sold our South African bedding innerspring operation for a cash purchase price of approximately $2 million. This business had annualized sales of approximately $8 million and was reported in our Bedding Products segment.
INTRODUCTION
What We Do
Leggett & Platt, Incorporated (the Company, we, or our) is a diversified manufacturer that conceives, designs, and produces a wide range of engineered components and products found in many homes, offices, and automobiles. We make components that are often hidden within, but integral to, our customers’ products.
We are the leading U.S.-based manufacturer of: a) bedding components; b) automotive seat support and lumbar systems; c) specialty bedding foams and private-label finished mattresses; d) components for home furniture and work furniture; e) flooring underlayment; f) adjustable beds; and g) bedding industry machinery.
Our Segments
Our operations are comprised of 130 production facilities located in 17 countries around the world. Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. Our segments are described below.
Bedding Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private label finished mattresses for bedding brands and adjustable bed bases. This segment is also vertically integrated into the production and supply of specialty foam chemicals, steel rod, and drawn steel wire to our own operations and to external customers. Our trade customers for wire make mechanical springs and many other end products. This segment generated 48% of our trade sales during the first three months of 2022.
Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries. This segment contributed 20% of our trade sales in the first three months of 2022.
Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components. This segment contributed 32% of our trade sales in the first three months of 2022.
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
Customers
We serve a broad suite of customers, with our largest customer representing approximately 6% of our trade sales in 2021. Many are companies whose names are widely recognized. They include bedding brands and manufacturers, residential and office furniture producers, automotive OEM and Tier 1 manufacturers, and a variety of other companies.
Organic Sales
We calculate organic sales as trade sales excluding sales attributable to acquisitions and divestitures consummated within the last twelve months. Management uses the organic sales metric, and it is useful to investors as supplemental information to analyze our underlying sales performance from period to period in our legacy businesses.
Major Factors That Impact Our Business
Many factors impact our business, but those that generally have the greatest impact are discussed below.
Inflationary Trends in Cost of Goods Sold
Our costs have increased significantly as market prices for raw materials (many of which are commodities), have been impacted by inflation. We typically have short-term commitments from our suppliers; accordingly, our raw material costs generally move with the market. Our costs have also been impacted by higher prices for transportation and energy (partially from the Russian invasion of Ukraine) as well as labor. Our ability to recover higher costs (through selling price increases) is crucial. When we experience significant increases in costs of goods sold, we typically implement price increases to recover the higher costs. While we have been generally successful in recovering the higher costs, even during these volatile times, the timing of our price increases is important; we typically experience a lag in recovering higher costs.
Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Over the past few years, we have seen varying degrees of inflation and deflation in U.S. steel pricing. In 2021, steel costs inflated throughout the majority of the year and inflated further in the first quarter of 2022.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). In 2021, steel rod price increases outpaced steel scrap price increases resulting in significantly expanded metal margins within the steel industry. Metal margins expanded further in the first quarter of 2022. If these expanded metal margins are sustained, our steel rod mill should continue to experience enhanced profitability.
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. In 2021, chemical prices inflated due to robust demand and shortages from severe weather, supplier production disruptions, port delays, and logistics challenges. The supply shortages in 2021 resulted in significant restrictions by producers. Late in 2021 and into the first quarter of 2022, chemical prices leveled off as supply availability improved.
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

Supply Chain Disruptions
We have experienced significant supply chain disruptions related to semiconductor shortages, labor availability, and freight challenges, as well as higher costs associated with each of these issues. We have also experienced delays in delivery of raw materials, parts, and finished goods because of shutdown or congested delivery ports, inclement weather, and the invasion of Ukraine. This has resulted in reduced volume and higher costs in many of our businesses, including our Automotive business and Bedding Products segment, primarily related to negative impacts on component demand and finished goods production.
Currently there is a shortage of semiconductors in the automotive industry. Automotive OEMs and other suppliers have not been able to secure an adequate supply of semiconductors, and as a result have reduced or completely shut down their production of some automobiles or parts, which in turn has reduced our sale of products. Consumer demand remains strong, but the semiconductor shortage has pushed vehicle inventory to very low levels. Our Automotive Group uses the semiconductors in seat comfort products, and to a lesser extent in motors and actuators. Although our Automotive Group has been able to obtain an adequate supply of semiconductors, we are dependent on our suppliers to deliver these semiconductors in accordance with our production schedule. A shortage of the semiconductors, either to us, the automotive OEMs, or our suppliers, can disrupt our operations and our ability to deliver products to our customers. The shortage of semiconductors is also impacting our Adjustable Bed and Hydraulic Cylinders business units.
The Russian invasion of Ukraine has caused disruptions in our supply chain and negatively impacted our results of operations. Our Automotive business uses semiconductors, the production of which uses neon gas. Our Aerospace business uses titanium and nickel in the production of aerospace tubing. Several of our businesses use birch plywood in their products. Although we do not have operations in Russia, Belarus, or Ukraine, and we have not had a material amount of sales into these countries, some of our businesses have sourced, directly or indirectly, a portion of their supply chain requirements of nickel, titanium, and birch plywood from Russia. Also, a significant portion of neon gas is produced in the Ukraine. Since the invasion began, the prices of these materials have significantly increased. Also, several countries have imposed economic sanctions against Russia as a result of its military action. It is possible sanctions could be expanded, or additional measures taken, which could restrict the import of nickel, titanium, and birch plywood from Russia or greatly increase the cost of procurement via increased duties or otherwise. Also, if the conflict in Ukraine expands geographically or in intensity, this may have a negative impact on our operations, including access to energy and other raw materials.
For more information regarding supply chain disruptions, see Inflationary Trends in Cost of Goods Sold on page 23.
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
Since 2019, there has been an antidumping duty order on mattress imports from China ranging from 57% to 1,732%. This order will remain in effect through December 2024, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the order for an additional five years.
In March 2020, the Company, along with other domestic mattress producers and two labor unions representing workers at other mattress producers, filed antidumping petitions with the DOC and the ITC alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and a countervailing duty petition alleging manufacturers of mattresses in China were benefiting from subsidies. In March 2021, the DOC made final determinations, assigning China a countervailing duty rate of 97.78% and antidumping duty rates on the other seven countries from 2.22% – 763.28%. In April 2021, the ITC made a unanimous affirmative final determination that domestic mattress producers were materially injured by reason of the unfairly priced or subsidized imported mattresses. Accordingly, the agencies instructed that final antidumping and countervailing duty orders will remain in effect for five years, through May 2026, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the order for an additional five years. Appeals have been filed with the U.S. Court of International Trade as to the DOC's final determinations of margins for Cambodia, Indonesia, Thailand, and Vietnam and the ITC's final determination of injury. See Item 1 Legal Proceedings on page 37 for more information.
COVID-19 Impacts on our Business
Below is a discussion of the various current impacts of COVID-19 on our business.
Demand for our Products. Various governments in North America, Europe, Asia, and elsewhere instituted, and some have reinstituted, quarantines, shelter-in-place or stay-at-home orders, or restrictions on public gatherings as well as limitations on social interactions, which have had, and could further have, an adverse effect on the demand for our products.
Impact on our Manufacturing Operations. We have manufacturing facilities in 17 countries. All of these countries have been affected by the COVID-19 pandemic. All of our facilities are open and running at this time. However, some of our facilities in China, most notably in our Automotive and Home Furniture businesses, have been temporarily closed from time to time due to strict COVID-related lockdown requirements. If the lockdowns in China are imposed on a broader geographic scope, this could materially negatively impact our manufacturing capacity, our customers or vendors, and our ability to transport goods in our supply chain. We have also had, at various times, some capacity restrictions on our plants due to governmental orders in other parts of the world. We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition, or re-imposition, of restrictive social measures, mandatory closures of retail establishments that sell our products or our customers’ products, travel restrictions, and restrictions on the import or export of products.
Depending on the length and severity of the COVID-19 pandemic, the percentage of the population vaccinated, and the effectiveness of the vaccines against new variants, our ability to keep our manufacturing operations open and fully operational, build and maintain appropriate labor levels, obtain necessary raw materials and parts, and ship finished products to customers may be partially or completely disrupted, either on a temporary or prolonged basis. A significant increase in COVID-19 cases among our employees may disrupt our ability to maintain necessary labor levels and produce and deliver products to our customers if we are unable to shift production to other manufacturing facilities. The continued realization of these risks to our manufacturing operations, labor force, and supply chain could also increase labor, commodity, and transportation costs.
Collection of Trade and Notes Receivables. Some of our customers have been adversely affected by the COVID-19 pandemic. If these parties suffer financial difficulty, they may be unable to pay their debts to us. We are closely monitoring accounts receivable and collections. Although we experienced increased bad debt expense in the first quarter of 2020, we have had favorable customer payment trends and applied a lower qualitative risk for improved macroeconomic conditions which have allowed us to reduce our bad debt reserves in the last half of 2020 through 2021. While favorable customer payment trends continued in the first quarter of 2022, we recorded $1.4 million bad debt related to macro market uncertainties and ordinary customer credit reviews.
Impairment of Goodwill and Long-Lived Assets. A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At March 31, 2022, goodwill and other intangible assets represented $2.1 billion, or 40% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 20% of total assets.

Our annual goodwill impairment testing performed in the second quarter of 2021 indicated no goodwill impairments. However, fair value exceeded carrying value by less than 100% for two reporting units as summarized in the table below:

	Fair value in excess of carrying value	Goodwill
	Goodwill impairment testing as performed in the second quarter 2021	As of March 31, 2022
Aerospace	28%	$67	million
Work Furniture	85%	$101	million
In our Aerospace reporting unit, demand for fabricated duct assemblies is at 2019 levels and demand for welded and seamless tube products is improving modestly but still below pre-pandemic levels. We expect the industry to return to 2019 demand levels in 2024. Sales in the Work Furniture reporting unit have recovered to pre-pandemic levels from strong demand for products sold for residential use and improvement in the contract market as companies redesign their footprints and invest in office space to attract and retain employees as more people return to the office. We are continuing to monitor all factors impacting these industries. If the adverse economic impact from the COVID-19 pandemic is longer than expected, we may not be able to achieve projected performance levels. If actual results of any of our reporting units materially differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur future impairment charges. These non-cash charges could have a material negative impact on our earnings.
Relief under the CARES Act. We deferred $19 million of our 2020 payment of employer's Social Security match as provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Approximately half was paid in January 2022 in accordance with the holiday schedule for the December 31, 2021 deferral date. The remaining deferral is anticipated to be paid in January 2023.
RESULTS OF OPERATIONS
Discussion of Consolidated Results
Three Months:
Trade Sales were $1,322 million in the first three months of 2022, a 15% increase versus the same period last year. Organic sales increased 13%, with volume down 4% primarily from demand softness in U.S. and European bedding markets, partially offset by growth in our Work Furniture, Aerospace, and Hydraulic Cylinders businesses. Inflation driven raw material-related selling price increases added 18% to sales and currency impact decreased sales by 1%. Acquisitions, net of divestitures, increased sales 2%.
EBIT increased 8% to $138 million, primarily from metal margin expansion in our Steel Rod business and pricing discipline in the Furniture, Flooring & Textile Products segment, partially offset by lower volume primarily in the Bedding segment, higher raw materials and transportation costs in Automotive generally, and production inefficiencies and related premium freight costs in a North American Automotive facility.
EPS increased to $.66 for the first three months of 2022, versus $.64 in the same period of 2021, primarily from higher EBIT as discussed above, partially offset by higher tax rate ($.03/share) and interest expense ($.01/share).
Net Interest Expense and Income Taxes
Net interest expense for the first quarter 2022 was $1 million higher than the first quarter 2021.
Our worldwide effective tax rate was 23% for the first quarter of 2022, compared to 20% for the same quarter last year. While the U.S. statutory federal income tax rate was 21% in both years, foreign withholding taxes, the impact of foreign earnings, Global Intangible Low-Taxed Income (GILTI), and other less significant items added 2% and 3% to our tax rate in 2022 and 2021, respectively. In 2021, our rate also benefited by 2% for stock compensation-related items and 2% from prior year tax adjustments related to amended tax returns we expected to file.
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

Discussion of Segment Results
Three Month Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 Segment Information to the Consolidated Condensed Financial Statements on page 8. A summary of segment results is shown in the following tables.

Trade Sales (Dollar amounts in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Change in Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$639.4	$535.8	$103.6	19.3%	16.4%
Specialized Products	264.1	257.6	6.5	2.4	2.4
Furniture, Flooring & Textile Products	418.8	357.5	61.3	17.1	16.8
Total	$1,322.3	$1,150.9	$171.4	14.9%	13.5%

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Bedding Products	$76.2	$63.8	$12.4	19.4%	11.9%	11.9%
Specialized Products	20.3	35.2	(14.9)	(42.3)	7.7	13.7
Furniture, Flooring & Textile Products	42.7	28.3	14.4	50.9	10.2	7.9
Intersegment eliminations & other	(1.6)	.4	(2.0)
Total	$137.6	$127.7	$9.9	7.8%	10.4%	11.1%

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Depreciation and Amortization (Dollar amounts in millions)
Bedding Products	$26.2	$26.1
Specialized Products	10.8	11.1
Furniture, Flooring & Textile Products	5.9	6.1
Unallocated [2]	2.8	2.8
Total	$45.7	$46.1

1This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the discussion below under Bedding Products and Furniture, Flooring & Textile Products for a reconciliation of the change in total segment trade sales to organic sales.
2Unallocated consists primarily of depreciation and amortization on non-operating assets.
Bedding Products
Trade sales increased $104 million, or 19%. Organic sales increased 16%. Inflation driven raw material-related selling price increases added 26% to sales, partially offset by volume declines of 9% and currency impact of 1%. The Kayfoam acquisition completed in June 2021, net of divestitures (small operations in Drawn Wire and International Bedding), added 3% to sales growth.
EBIT increased $12 million, primarily from higher metal margin, partially offset by lower volume and lower overhead absorption as production and inventory levels were adjusted to meet reduced demand.
Specialized Products
Trade sales increased $7 million, or 2%. Organic sales grew 2%, driven by volume growth of 3% and raw material-related selling price increases of 1%, partially offset by currency impact of 2%.
EBIT decreased $15 million, primarily from higher raw material and transportation costs in Automotive generally, and production inefficiencies and related premium freight costs in a North American Automotive facility.

Furniture, Flooring & Textile Products
Trade sales increased $61 million, or 17%. Organic sales increased 17% from inflation driven raw material-related selling price increases. A small Work Furniture acquisition completed in May 2021 added less than 1% to trade sales.
EBIT increased $14 million, primarily from pricing discipline.
LIQUIDITY AND CAPITALIZATION
Liquidity
Sources of Cash
Cash on Hand
At March 31, 2022, we had cash and cash equivalents of $327 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations.
If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $21 million. Although there are capital requirements in various jurisdictions, none of this cash was inaccessible for repatriation at March 31, 2022.
Cash from Operations
The primary source of funds for our short-term cash requirements is our cash generated from operating activities. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the three months ended March 31, 2022 was $39.0 million, up $49.6 million from the same period last year. First quarter is normally our lowest cash flow quarter of the year with increased working capital driven by the normal cadence of our business. Working capital increased significantly last year due to restocking efforts following inventory depletion in 2020 but increased to a lesser extent this year as we began to return to more normal levels of inventory.
We closely monitor our working capital levels and ended the quarter with adjusted working capital at 15.2% of annualized trade sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities, and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed in Cash on Hand on page 28, substantially all of these funds are held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Dollar amounts in millions)	March 31, 2022	December 31, 2021
Current assets	$2,138.0	$2,065.3
Current liabilities	1,351.2	1,335.7
Working capital	786.8	729.6
Cash and cash equivalents	327.3	361.7
Current debt maturities and current portion of operating lease liabilities	347.1	345.1
Adjusted working capital	$806.6	$713.0
Annualized trade sales [1]	$5,289.2	$5,331.6
Working capital as a percent of annualized trade sales	14.9%	13.7%
Adjusted working capital as a percent of annualized trade sales	15.2%	13.4%
1 Annualized trade sales equal first quarter 2022 trade sales of $1,322.3 million and fourth quarter 2021 trade sales of $1,332.9 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021		March 31, 2022	December 31, 2021	March 31, 2021
Trade Receivables	$666.5	$620.0	$577.4	DSO [1]	45	42	45

Inventories	$1,045.8	$993.2	$801.8	DIO [2]	89	76	80

Accounts Payable	$622.0	$613.8	$536.3	DPO [3]	53	53	53

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
Trade Receivables - Our trade receivables increased at March 31, 2022 compared to both December 31 and March 31, 2021. Our DSO remained consistent versus March 31, 2021 but increased versus December 31, 2021. Increased trade receivables were primarily related to raw material-related selling price increases. Our allowance for doubtful accounts increased by $1 million during the first quarter of 2022 related to macro market uncertainties and ordinary customer credit risk reviews. Favorable customer payment trends continue as we are closely monitoring accounts receivable and collections. We monitor all accounts for possible loss. We also monitor general macroeconomic conditions and other items that could impact the expected collectibility of all customers, or pools of customers, with similar risk. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based upon the facts and circumstances for each individual customer, as well as pools of customers with similar risk.
Inventories - Our inventories and DIO increased at March 31, 2022 compared to both December 31 and March 31, 2021. Increased inventories versus December 31 were primarily driven by inflation and advance purchases of selected products to proactively address inflation, potential supply chain constraints, and to ensure consistent supply to our customers. Inventory levels increased significantly throughout 2021 (primarily in our Steel Rod, Drawn Wire, and U.S. Spring businesses) due to re-stocking efforts following severe depletion in 2020. Supply chain constraints have generally improved across the Bedding businesses, and we are making progress in reducing certain inventories built under higher demand expectations, but will still comfortably support near-term customer requirements and protect against future disruptions. We built additional safety stock in late 2021 and early 2022 as a precautionary measure before taking our steel rod mill out of operation late in the first quarter of 2022 to replace the reheat furnace. We successfully completed the reheat furnace replacement, enabling us to begin reducing the extra inventory. Our normal seasonal cash flow cycle will continue to be altered to some degree as we continue to balance inventory levels. Our recent increased inventory levels are not indicative of slow-moving or potential inventory obsolescence. We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves.
Accounts Payable - Our accounts payable increased at March 31, 2022 compared to both December 31 and March 31, 2021. At March 31, 2022, our DPO has remained consistent across all periods presented. The increased accounts payable balances were primarily related to the inventory factors discussed above. Our payment terms did not change meaningfully since last year, and we have continued to focus on optimizing payment terms with our vendors. We continue to look for ways to establish and maintain favorable payment terms through our significant purchasing power and also utilize third-party services that offer flexibility to our vendors, which, in turn, helps us manage our DPO as discussed below.
Accounts Receivable and Accounts Payable Programs - We participate in trade receivables sales programs in combination with certain customers and third-party banking institutions. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $40 million and $35 million of trade receivables that were sold and removed from our Consolidated Condensed Balance Sheets at March 31, 2022 and December 31, 2021, respectively. These sales reduced our quarterly DSO by roughly three days, and the impact to year-to-date operating cash flow, provided or (used), was approximately $5 million and ($10) million, at March 31, 2022 and December 31, 2021, respectively.
For accounts payable, we have historically looked for ways to optimize payment terms through utilizing third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. As such, there is no direct impact on our DPO, accounts payable, operating cash flows, or liquidity. The accounts payable associated with the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $130 million at both March 31, 2022 and December 31, 2021.
While we utilize the above items as tools in our cash flow management and offer them as options to facilitate customer and vendor operating cycles, if there were to be a cessation of these programs, we do not expect it would materially impact our operating cash flows or liquidity.
Commercial Paper Program
Another source of funds for our short-term cash requirements is our $1.2 billion commercial paper program. As of March 31, 2022, we had $14 million of commercial paper outstanding. For more information on our commercial paper program, see Commercial Paper Program on page 32.
Credit Facility
Our credit facility is a five-year multi-currency facility providing us the ability, from time to time, to borrow, repay, and re-borrow up to $1.2 billion until the maturity date, at which time our ability to borrow under the facility will terminate. The credit facility matures in September 2026. Currently, there are no borrowings under the credit facility.
Capital Markets
We also believe that we have the ability to raise debt in the capital markets which acts as a source of funding of long-term cash requirements. Currently, we have $2.1 billion of total debt outstanding with maturity dates ranging from 2022 to 2051. For more information, please see Long-Term Debt on page 33.
Uses of Cash
Our long-term priorities for uses of cash are: fund organic growth including capital expenditures, pay dividends, fund strategic acquisitions, and repurchase stock with available cash.
Capital Expenditures
We are making investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We expect capital expenditures to approximate $150 million in 2022 of which we have spent $19 million as of March 31, 2022. Our employee incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.
Dividends
Dividends are one of the primary means by which we return cash to shareholders. In February, we declared a quarterly dividend of $.42 per share, which represented a $.02 or 5.0% increase versus first quarter of 2021.

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
We have not acquired any businesses in 2022.
Stock Repurchases
With the deleveraging we accomplished over the past few years after acquiring ECS in January 2019, share repurchases have returned as one of our priorities for uses of cash. During the first quarter of 2022, we repurchased .6 million shares of our stock (at an average price of $37.17) and issued .7 million shares through employee benefit plans. For the full year, we currently expect share repurchases to offset share issuances.
We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable. The level of repurchases will vary depending on various considerations, including alternative uses of cash and opportunities to repurchase shares at an attractive price.
Short-Term and Long-Term Cash Requirements
In addition to the expected uses of cash discussed above, we have various material short-term (12 months or less) and long-term (more than 12 months) cash requirements. There have been no material changes in the first quarter 2022 to our short-term or long-term cash requirements as previously reported in our cash requirements table on page 48 of our Form 10-K filed February 22, 2022.

Capitalization
Capitalization Table
This table presents key debt and capitalization statistics for the periods presented:

(Dollar amounts in millions)	March 31, 2022	December 31, 2021
Total debt excluding revolving credit/commercial paper	$2,090.4	$2,090.3
Less: Current maturities of long-term debt	301.3	300.6
Scheduled maturities of long-term debt	1,789.1	1,789.7
Average interest rates [1]	3.7%	3.7%
Average maturities in years [1]	10.6	10.8
Revolving credit/commercial paper [2]	14.0	—
Average interest rate on period-end balance outstanding	.6%	—%
Average interest rate during the period (2022-three months;2021-twelve months)	.3%	.2%
Total long-term debt	1,803.1	1,789.7
Deferred income taxes and other liabilities	516.1	533.3
Shareholders’ equity and noncontrolling interest	1,671.4	1,648.6
Total capitalization	$3,990.6	$3,971.6
Unused committed credit:
Long-term	$1,186.0	$1,200.0
Short-term	—	—
Total unused committed credit [2]	$1,186.0	$1,200.0

Cash and cash equivalents	$327.3	$361.7

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year end 2021 and at the end of the first quarter of 2022, had a total authorized program amount of $1.2 billion. However, our borrowing capacity may be limited by covenants to our credit facility.

Commercial Paper Program
Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	March 31, 2022	December 31, 2021
Total authorized program	$1,200.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	14.0	—
Letters of credit issued under the credit agreement	—	—
Total program usage	14.0	—
Total program available	$1,186.0	$1,200.0
The average and maximum amounts of commercial paper outstanding during the first quarter of 2022 were $24 million and $53 million, respectively. At quarter end, we had no letters of credit outstanding under the credit facility, but we had issued $48 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long-term, and subject to our capital needs, market conditions, and alternative capital market opportunities, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper notes. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit facility maturing in 2026 discussed below.

Credit Facility
Our multi-currency credit facility was amended September 2021 to create more financial flexibility and matures in September 2026. It provides us the ability, from time to time subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.2 billion.
Our credit facility contains restrictive covenants which (a) require us to maintain as of the last day of each fiscal quarter (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters, such ratio not being greater than 3.50 to 1.00, provided, however, subject to certain limitations, if we have made a material acquisition in any fiscal quarter, at our election, the maximum leverage ratio shall be 4.00 to 1.00 for the fiscal quarter during which such material acquisition is consummated and the next three consecutive fiscal quarters; (b) limit the amount of total secured debt to 15% of our total consolidated assets, and (c) limit our ability to sell, lease, transfer, or dispose of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a permitted securitization transaction, products sold in the ordinary course of business, and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time; each (a), (b), and (c) above as determined by the terms of our credit agreement, filed with the SEC on October 1, 2021 as Exhibit 10.1 to our Current Report on Form 8-K. We were in compliance with all of our debt covenants at the end of first quarter 2022, and expect to maintain compliance with the debt covenant requirements.
Our credit facility serves as back-up for our commercial paper program. At March 31, 2022, we had $14 million of commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month consolidated EBITDA, unrestricted cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month consolidated EBITDA, unrestricted cash, and debt levels at March 31, 2022, our borrowing capacity under the credit facility was $1.186 billion. However, this may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our consolidated EBITDA, unrestricted cash, debt levels, and leverage ratio requirements at that time.
Long-Term Debt
We have total debt of $2,104 million of which $300 million is due August 2022. The maturities of the long-term debt range from 2024 through 2051. For more information on our long-term debt, please refer to Footnote J to our Consolidated Financial Statements on page 94 in our Form 10-K filed February 22, 2022.
In November 2021, we issued $500 million aggregate principal amount of notes that mature in 2051. The notes bear interest at a rate of 3.5% per year, with interest payable semi-annually beginning May 15, 2022. As part of this issuance, we also unwound $300 million of treasury lock agreements we had entered into during 2021 at a gain of approximately $10 million, which will be amortized over the life of the notes. The net proceeds of these notes were used to repay commercial paper, and therefore indirectly may be used, through future commercial paper issuances, to repay a portion of the $300 million 3.4% Senior Notes due August 2022.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates as previously disclosed beginning on page 51 in our Form 10-K filed February 22, 2022.
CONTINGENCIES
For contingencies related to the impact of the COVID-19 pandemic on our business, please see COVID-19 Impacts on our Business on page 25.
Litigation
Accrual for Litigation Contingencies and Reasonably Possible Losses in Excess of Accruals
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows. We deny liability in all currently threatened or pending litigation proceedings and believe we have valid bases to contest all claims made against us. At March 31, 2022, our litigation contingency accrual was immaterial (which does not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not recorded) losses in excess of accruals for litigation contingencies are estimated to be $12 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals (and in excess of the $12 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our litigation contingencies, see Note 14 Contingencies on page 20 of the Notes to Consolidated Condensed Financial Statements.
Climate Change
Change in Laws, Policies, and Regulations
Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gas emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. At March 31, 2022, we had 130 production facilities worldwide. Most of our facilities are engaged in manufacturing processes that produce greenhouse gas emissions, including carbon dioxide. We also maintain a fleet of over-the-road tractor trailers that emit greenhouse gases. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. To the extent our customers are subject to any of these or other similarly proposed or newly enacted laws and regulations, additional costs by customers to comply with such laws and regulations could impact their ability to operate at similar levels in certain jurisdictions, which could adversely impact their demand for our products and services. Also, if these laws or regulations (including the Securities and Exchange Commission's proposed rule regarding climate-related disclosures) impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. Non-compliance with climate change legislative and regulatory requirements could also negatively impact our reputation. To date, however, we have not experienced a material impact from climate change legislative and regulatory efforts.
Indirect Consequences of Climate-Related Business Trends
Also, in 2020 and 2021, we experienced (due to severe weather impacts) supply shortages in chemicals which restricted foam supply. The restriction of foam supply constrained overall mattress production in the bedding industry and reduced our production levels. The cost of chemicals and foam also increased due to the shortages. Also, severe weather impacts could have a negative effect on our customers' payments which could result in increased bad debt expense.
Physical Effects of Climate Change
We have experienced increased property insurance premiums, in part, due to enhanced weather-related risks, but this increase in premiums has not had a material impact on our results of operations or financial condition.
Compliance Costs Related to Climate Change
To date, we have not experienced a material increase in climate-related compliance costs. However, evaluating opportunities to reduce our carbon footprint, setting goals for carbon reduction, and measuring performance in achieving those goals will be part of our environmental, sustainability, and governance strategy moving forward. We are currently working on completing our first greenhouse gas emissions inventory. Once complete, this baseline measurement will inform a long-term greenhouse gas (GHG) reduction strategy, including setting reduction targets and other key areas of performance. This inventory, with a base year of 2019, will cover three years of data and include Scope 1 and Scope 2 carbon dioxide equivalent emissions. The inventory will be prepared consistent with the GHG Protocol Corporate Accounting and Reporting Standard. We currently do not have an estimate of the capital expenditures or operating costs that may be required to implement our GHG reduction strategies.
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

Although we have not experienced any material cybersecurity incidents, we have enhanced our cybersecurity protection efforts over the last few years. We use a third party to periodically benchmark our information security program against the National Institute of Standards and Technology’s Cybersecurity Framework. We provide quarterly cybersecurity training for employees with access to our email and data systems, and we have purchased broad form cyber insurance coverage. However, because of risk due to the COVID-19 pandemic regarding increased remote access, remote work conditions, and associated strain on employees, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure of confidential information. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damage, damage to our competitiveness, and negative impact on stock price and long-term shareholder value.
NEW ACCOUNTING STANDARDS
The FASB has issued accounting guidance effective for the current and future periods. See Note 2 Accounting Standards Updates to the Consolidated Condensed Financial Statements on page 7 for a more complete discussion.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $20 million less than carrying value at March 31, 2022 and approximately $130 million greater than carrying value at December 31, 2021. The fair value of fixed rate debt was based on quoted market prices in an active market. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $1,171 million at March 31, 2022 compared to $1,132 million at December 31, 2021.
Derivative Financial Instruments
We are subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, we utilize derivative instruments (individually or in combinations) to reduce or eliminate these risks. We seek to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is our policy not to speculate using derivative instruments. Information regarding cash flow hedges (including interest rate hedges) and fair value hedges is provided in Note 13 Derivative Financial Instruments beginning on page 18 of the Notes to Consolidated Condensed Financial Statements and is incorporated by reference into this section.
MARKET AND INDUSTRY DATA
Unless indicated otherwise, the information concerning our industries contained herein is based on our general knowledge of and expectations concerning the industries. Our market share is based on estimates using our internal data, data from various industry analyses, internal research, and adjustments and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee their accuracy or completeness.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES.
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of March 31, 2022 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of March 31, 2022, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The information in Note 14 Contingencies beginning on page 20 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. Reference is made to Item 3. Legal Proceedings and Note T Contingencies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 22, 2022.
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

ITEM 1A. RISK FACTORS.
Our 2021 Annual Report on Form 10-K filed February 22, 2022 includes a detailed discussion of our risk factors in Item 1A “Risk Factors.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
Investing in our securities involves risk. Set forth below and elsewhere in this report are risk factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. We may amend or supplement these Risk Factors from time to time by other reports we file with the Securities and Exchange Commission.
GEOPOLITICAL RISK FACTORS
The Russian invasion of Ukraine has caused supply chain disruptions and global inflationary impacts that have had, and could continue to have, a negative effect on the demand for our products and our results of operations.
Our Automotive business uses semiconductors, the production of which uses neon gas. Our Aerospace business uses titanium and nickel in the production of aerospace tubing. Several of our businesses use birch plywood in their products. All of our businesses are subject to energy costs that can be impacted by the supply of oil.
Although we do not have operations in Russia, Belarus, or Ukraine, and we have not had a material amount of sales into these countries, some of our businesses have sourced, directly or indirectly, a portion of their supply chain requirements of nickel, titanium, and birch plywood from Russia. Also, a significant portion of neon gas is produced in the Ukraine. Since the invasion began, the prices of these materials have significantly increased. Several countries have imposed economic sanctions against Russia as a result of its military action. The United States, European Union, and G7 countries have also moved to revoke Russia’s “most favored nations” trade status, which has resulted or could result in higher duties on imported products.
It is possible sanctions could be expanded, or additional measures taken, which could restrict the import of nickel, titanium, and birch plywood from Russia or greatly increase the cost of procurement via increased duties or otherwise. If sanctions are imposed or duties are increased on these materials, it could reduce global capacity, impact our ability to obtain them (or alternatives) in a timely manner, or further increase the price of these materials. Inability to obtain sufficient quantities of these materials could disrupt our supply chain. Inability to pass through increased prices to our customers could have a negative impact on our results of operations.
A significant portion of global production of oil is refined and exported from Russia. Certain countries, including the United States, the United Kingdom, and Canada have banned the import of Russian oil. With less supply, fuel costs have increased, and may continue to increase. This has impacted, and may continue to impact, both our businesses and consumers. Higher energy prices have contributed to broader inflationary trends, which have resulted, in some cases, in reduced discretionary consumer spending. If this continues, the demand for our products may be negatively impacted, which would have a negative impact on our sales.
Finally, if the conflict in Ukraine expands geographically or in intensity, this may have a negative impact on our operations, including access to energy and other raw materials.
OPERATIONAL RISK FACTORS
Supply chain disruptions impacting our ability to timely receive competitively-priced raw materials and parts used in our products, or impacting our ability to timely deliver our finished products to customers, may adversely affect our manufacturing processes, financial condition, results of operations, and cash flows.
We have manufacturing facilities in 17 countries, primarily located in North America, Europe, and Asia. In our manufacturing processes, we source raw materials and parts from a global supply chain. We sell and deliver our finished products to customers all over the world. We rely on third parties to supply certain raw materials, components, and packaging products, and to deliver our finished products. Any interruption or failure by our suppliers, distributors, and other contractors to meet their obligations on schedule or in accordance with our expectations could adversely affect our business and financial results. We have experienced supply chain disruptions related to semiconductor shortages, foam chemical shortages, labor availability, and freight challenges, as well as higher costs associated with each of these issues. We have also experienced delays in delivery of raw materials, parts, and finished goods because of shutdown or congested delivery ports, inclement weather, and the invasion of Ukraine. This has resulted in reduced volume and higher costs in many of our businesses, including our Automotive business and Bedding Products segment, primarily related to negative impacts on component demand and finished goods production.
We also bear the risk of delays or non-delivery because of natural disaster, fire or explosion, terrorism, pandemics (such as COVID-19), government action, or other reasons beyond our control or the control of our suppliers, all of which could impair our ability to timely manufacture and deliver our products.
Strikes or shutdowns at delivery ports, or loss of or damage to our raw materials, parts, or finished products while they are in transit or storage, losses due to tampering, third-party vendor issues with quality, failure by our suppliers to comply with applicable laws and regulations, potential tariffs or other trade restrictions, or similar problems, could restrict or delay the supply of our raw materials, parts, or delivery of our finished products resulting in harm to our business and reputation.
The aforementioned supply chain risks can materially adversely affect our manufacturing processes, financial condition, results of operations, and cash flows.
The COVID-19 pandemic has had, and could further have, an adverse impact to (i) our manufacturing operations' ability to remain open and fully operational; and (ii) our ability to obtain necessary raw materials and parts, maintain appropriate labor levels, and ship finished products to customers due to supply chain disruptions or otherwise; all of which, in the aggregate, have had, and could further have, a negative impact on our trade sales, earnings, liquidity, cash flow, financial condition, and our stock price.
All of the countries in which we operate have been, and are continuing to be, affected by the COVID-19 pandemic. All of our facilities are open and running at this time. However, a few of our facilities in China, most notably in our Automotive and Home Furniture businesses, have been temporarily closed from time to time due to strict COVID-related lockdowns. If the lockdowns in China are imposed on a broader geographic scope, this could materially negatively impact our manufacturing capacity, our customers or vendors, and our ability to transport goods in our supply chain. We have also had, at various times, some capacity restrictions on our plants due to governmental orders in other parts of the world. We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition, or re-imposition, of restrictive social measures, mandatory closures of retail establishments that sell our products or our customers’ products, travel restrictions, and restrictions on the import or export of products.
Depending on the length and severity of the COVID-19 pandemic, the percentage of the population vaccinated, and the effectiveness of the vaccines against new variants, our ability to keep our manufacturing operations open and fully operational, build and maintain appropriate labor levels, obtain necessary raw materials and parts, and ship finished products to customers, due to supply chain disruptions or otherwise, may be partially or completely disrupted, either on a temporary or prolonged basis. A significant increase in COVID-19 cases among our employees may disrupt our ability to maintain necessary labor levels and produce and deliver products to our customers if we are unable to shift production to other manufacturing facilities. The continued realization of these risks to our manufacturing operations, labor force, and supply chain could also increase labor, commodity, and energy costs.
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
FINANCIAL RISK FACTORS
Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At March 31, 2022, goodwill and other intangible assets represented $2.1 billion, or 40% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 20% of total assets.
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
Our annual goodwill impairment testing performed in the second quarter of 2021 indicated no goodwill impairments. However, fair value exceeded carrying value by less than 100% for two reporting units as summarized in the table below:

	Fair value in excess of carrying value	Goodwill
	Goodwill impairment testing as performed in the second quarter 2021	As of March 31, 2022
Aerospace	28%	$67	million
Work Furniture	85%	$101	million
In our Aerospace reporting unit, demand for fabricated duct assemblies is at 2019 levels and demand for welded and seamless tube products is improving modestly but still below pre-pandemic levels. We expect the industry to return to 2019 demand levels in 2024. Sales in the Work Furniture reporting unit have recovered to pre-pandemic levels from strong demand for products sold for residential use and improvement in the contract market as companies redesign their footprints and invest in office space to attract and retain employees as more people return to the office. We are continuing to monitor all factors impacting these industries. If the adverse economic impact from the COVID-19 pandemic is longer than expected, we may not be able to achieve projected performance levels. If actual results of any of our reporting units materially differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur future impairment charges. These non-cash charges could have a material negative impact on our earnings.
We may not be able to realize deferred tax assets on our balance sheet depending upon the amount and source of future taxable income.
Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. As of March 31, 2022, we had $112 million of deferred tax assets ($128 million less a $16 million valuation allowance). After netting of deferred tax liabilities, the net amount presented within Sundry assets on our Consolidated Condensed Balance Sheet is $8 million. It is possible the amount and source of our taxable income could materially change in the future. Particularly, our mix of earnings by taxing jurisdiction may materially change in that we may have more or less taxable income generated in North America, Europe, or Asia as compared to prior years. This change may impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.

MARKET RISK FACTORS
Inflation-impacted raw material and labor costs have negatively affected, and could continue to negatively affect, our profit margins and earnings.
Raw material cost increases impacted by inflationary pressures or otherwise (and our ability to respond to cost increases through selling price increases) can significantly impact our earnings. We typically have short-term commitments from our suppliers; accordingly, our raw material costs generally move with the market. When we experience significant increases in raw material costs, we typically implement price increases to recover the higher costs. Inability to recover cost increases (or a delay in the recovery time) can negatively impact our earnings.
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
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. In 2021, chemical prices inflated due to robust demand and shortages from severe weather, supplier production disruptions, port delays, and logistics challenges. The supply shortages in 2021 resulted in significant restrictions by producers. Late in 2021 and into the first quarter of 2022, chemical prices leveled off as supply availability improved. We import certain chemicals to supplement domestic supply, but port delays and logistics issues could limit access to those products. If we are unable to obtain the chemicals or pass the cost along to our customers, our results of operations may be negatively impacted.
Currently there is a shortage of semiconductors in the automotive industry. Automotive OEMs and other suppliers have not been able to secure an adequate supply of semiconductors, and as a result have reduced or completely shut down their production of some automobiles or parts, which in turn has reduced our sale of products. Consumer demand remains strong, but the semiconductor shortage has pushed vehicle inventory to very low levels. Our Automotive Group uses the semiconductors in seat comfort products, and to a lesser extent in motors and actuators. Although our Automotive Group has been able to obtain an adequate supply of semiconductors, we are dependent on our suppliers to deliver these semiconductors in accordance with our production schedule. A shortage of the semiconductors, either to us, the automotive OEMs, or our suppliers, can disrupt our operations and our ability to deliver products to our customers. The shortage of semiconductors is also impacting our Adjustable Bed and Hydraulic Cylinders business units. If we, our customers, or our suppliers cannot secure an adequate supply of semiconductors, this may negatively impact our sales, earnings, and financial condition.
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
Shortages in the labor markets in several industries in which we operate have created challenges in hiring and maintaining adequate workforce levels. Because of these shortages, we have experienced increased labor costs. If this continues, our results of operations may be materially negatively impacted.
TECHNOLOGY AND CYBERSECURITY RISK FACTORS
Technology failures or cybersecurity breaches could have a material adverse effect on our operations.
We have 130 production facilities in 17 different countries, primarily in North America, Europe, and Asia. We rely on several on-premise and cloud-based computerized systems and networks to obtain, secure, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our production facilities. We receive, process, manufacture, and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. We also have risk associated with the network connectivity and systems for consolidated reporting. Technology failures or security breaches of a new or existing infrastructure, including our industrial control systems, could impede normal operations, create system disruptions, or create unauthorized disclosure of confidential information.

We have a formal process in place for both incident response and cybersecurity continuous improvement that includes a cross-functional Cybersecurity Oversight Committee. Members of the Cybersecurity Oversight Committee update the Board of Directors quarterly on cyber activity, with procedures in place for interim reporting if necessary.
Although we have not experienced any material technology failures or cybersecurity breaches, we have enhanced our cybersecurity protection efforts over the last few years and continue to do so. We use a third party to periodically benchmark our information security program against the National Institute of Standards and Technology’s Cybersecurity Framework. We provide quarterly cybersecurity training for employees with access to our email and data systems, and we have purchased broad-form cyber insurance coverage. However, in part, because of the risk due to the COVID-19 pandemic regarding increased remote access, remote work conditions, and associated strain on employees, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure of confidential information. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems. We could still experience material technology failures or cybersecurity breaches, including those resulting from ransomware attached to our industrial control systems. If this occurs, our operations could be disrupted, or we may suffer financial loss because of lost or misappropriated information. Also, we may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damages, proprietary and confidentiality impacts, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value.
REGULATORY RISK FACTORS
Climate change laws, regulations, and impacts could negatively impact the Company’s business, capital expenditures, results of operations, financial condition, competitive position, and reputation.
As of March 31, 2022, we had 130 production facilities worldwide. Most of our facilities are engaged in manufacturing processes that produce greenhouse gas emissions, including carbon dioxide. We also maintain a fleet of over-the-road tractor trailers that emit greenhouse gases. Climate change has received increased attention worldwide. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gas emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. Either the enactment of, or change to existing laws and regulations, could mandate more restrictive standards or require such changes on a more accelerated time frame. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. To the extent our customers are subject to any of these or other similar proposed or newly enacted laws and regulations, additional costs by customers to comply with such laws and regulations could impact their ability to operate at similar levels in certain jurisdictions, which could adversely impact their demand for our products and services. Also, if these existing or proposed laws or regulations (including the Securities Exchange Commission’s proposed rule regarding climate-related disclosures) impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. In either event, they could negatively impact our business, capital expenditures, results of operations, financial condition, and competitive position. Non-compliance with climate change legislative and regulatory requirements could also negatively impact our reputation.
Also, in 2020 and 2021, we experienced, in part due to severe weather impacts, supply shortages in chemicals, which restricted foam supply. The restriction of foam supply constrained overall mattress production in the bedding industry and reduced our production levels. The cost of chemicals and foam also increased due to the shortages. However, supply availability improved in late fourth quarter 2021. Nevertheless, if we are unable to secure an adequate supply of chemicals and foam, or the cost of these raw materials materially increases, it could have a negative impact on our business, results of operations, and financial condition.
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
Although we deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have recorded an immaterial aggregate litigation contingency accrual at March 31, 2022. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies are estimated to be $12 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $12 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see Note 14 Contingencies on page 20 of the Notes to Consolidated Condensed Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
January 2022	—	$—	—	10,000,000
February 2022	—	$—	—	10,000,000
March 2022	407,252	$36.68	407,252	9,592,748
Total	407,252	$36.68	407,252

1    This number does not include shares withheld for taxes on stock unit conversions, as well as forfeitures of stock units, all of which totaled 173,512 shares for the first quarter of 2022.

2    On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and remained in force until repealed by the Board of Directors. On February 22, 2022, the Board repealed the August 4, 2004 resolution but re-adopted the resolutions with minor administrative changes providing for the same authority, which will remain in force until repealed by the Board. This standing authorization was first reported in the Annual Report on Form 10-K for the year ended December 31, 2021, filed February 22, 2022. As such, effective January 1, 2022, the Company was authorized by the Board of Directors to repurchase up to 10 million shares in 2022. No specific repurchase schedule has been established.

ITEM 6.	EXHIBITS.
        EXHIBIT INDEX

Exhibit No.	Description

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

10.1
Time Sharing Agreement between the Company and J. Mitchell Dolloff, dated April 6, 2022, filed April 8, 2022 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.2	Summary Sheet of Executive Cash Compensation filed February 24, 2022 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.3	2022 Key Officers Incentive Plan Award Formula filed February 24, 2022 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.4	Summary Sheet of Director Compensation filed February 22, 2022 as Exhibit 10.10 to the Company’s Form 10-K, is incorporated by reference. (SEC File No. 001-07845)

31.1*	Certification of J. Mitchell Dolloff, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2022

31.2*	Certification of Jeffrey L. Tate, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2022

32.1*	Certification of J. Mitchell Dolloff, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2022

32.2*	Certification of Jeffrey L. Tate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2022

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*,**	Inline XBRL Taxonomy Extension Schema

101.CAL*,**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*,**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*,**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*,**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at March 31, 2022 and December 31, 2021; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2022 and March 31, 2021; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and March 31, 2021; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2022 and March 31, 2021; and (v) Notes to Consolidated Condensed Financial Statements.

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

LEGGETT & PLATT, INCORPORATED

DATE: May 5, 2022	By:	/s/ J. MITCHELL DOLLOFF
J. Mitchell Dolloff President and Chief Executive Officer

DATE: May 5, 2022	By:	/s/ JEFFREY L. TATE
Jeffrey L. Tate Executive Vice President and Chief Financial Officer