Form 10-Q
period 2022-06-30
LEGGETT & PLATT INC
filed 2022-08-04
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of July 27, 2022: 132,618,690

LEGGETT & PLATT, INCORPORATED
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: projections of Company revenue, income, earnings, capital expenditures, dividends, capital structure, cash flows from operations, cash repatriation, restructuring-related costs, tax impacts, effective tax rate, maintenance of indebtedness under the commercial paper program, litigation exposure, acquisitions, industry demand projections, the amount of share repurchases, or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance; possible goodwill or other asset impairment, access to liquidity, compliance with debt covenant requirements, raw material availability and pricing, supply chain disruptions, labor, semiconductor and chemical shortages, inventory levels, customer requirements, and the underlying assumptions relating to forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” “project,” “should,” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	June 30, 2022	December 31, 2021
CURRENT ASSETS
Cash and cash equivalents	$269.9	$361.7
Trade receivables, net	671.7	620.0
Other receivables, net	50.9	31.5
Total receivables, net	722.6	651.5
Inventories	1,026.9	993.2
Prepaid expenses and other current assets	72.4	58.9
Total current assets	2,091.8	2,065.3
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,410.7	1,435.0
Buildings and other	771.8	772.1
Land	44.2	44.1
Total property, plant and equipment	2,226.7	2,251.2
Less accumulated depreciation	1,476.3	1,469.7
Net property, plant and equipment	750.4	781.5
OTHER ASSETS
Goodwill	1,430.4	1,449.6
Other intangibles, less accumulated amortization of $321.3 and $298.1 as of June 30, 2022 and December 31, 2021, respectively	665.5	707.8
Operating lease right-of-use assets	189.3	192.6
Sundry	103.2	110.5
Total other assets	2,388.4	2,460.5
TOTAL ASSETS	$5,230.6	$5,307.3
CURRENT LIABILITIES
Current maturities of long-term debt	$301.3	$300.6
Current portion of operating lease liabilities	44.8	44.5
Accounts payable	602.0	613.8
Accrued expenses	278.3	284.6
Other current liabilities	105.0	92.2
Total current liabilities	1,331.4	1,335.7
LONG-TERM LIABILITIES
Long-term debt	1,789.5	1,789.7
Operating lease liabilities	149.5	153.0
Other long-term liabilities	133.8	162.9
Deferred income taxes	211.8	217.4
Total long-term liabilities	2,284.6	2,323.0
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	561.3	557.9
Retained earnings	3,041.3	2,973.0
Accumulated other comprehensive loss	(109.2)	(38.3)
Treasury stock	(1,881.4)	(1,846.6)
Total Leggett & Platt, Inc. equity	1,614.0	1,648.0
Noncontrolling interest	.6	.6
Total equity	1,614.6	1,648.6
TOTAL LIABILITIES AND EQUITY	$5,230.6	$5,307.3
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions, except per share data)	2022	2021	2022	2021
Net trade sales	$2,656.5	$2,420.5	$1,334.2	$1,269.6
Cost of goods sold	2,120.8	1,903.7	1,065.8	1,000.3
Gross profit	535.7	516.8	268.4	269.3
Selling and administrative expenses	217.1	218.9	105.4	112.6
Amortization of intangibles	33.4	33.8	16.4	18.0
Net gain from sale of assets and businesses	(1.3)	(28.6)	(.7)	(28.6)
Other (income) expense, net	5.9	(6.9)	4.3	(4.6)
Earnings before interest and income taxes	280.6	299.6	143.0	171.9
Interest expense	41.8	38.8	21.1	19.5
Interest income	2.3	1.7	1.1	.8
Earnings before income taxes	241.1	262.5	123.0	153.2
Income taxes	55.5	62.7	27.8	40.9
Net earnings	185.6	199.8	95.2	112.3
(Earnings) attributable to noncontrolling interest, net of tax	—	(.1)	—	(.1)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$185.6	$199.7	$95.2	$112.2
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.36	$1.47	$.70	$.83
Diluted	$1.36	$1.46	$.70	$.82

Weighted average shares outstanding
Basic	136.4	136.1	136.3	136.3
Diluted	136.8	136.6	136.7	136.8
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions)	2022	2021	2022	2021
Net earnings	$185.6	$199.8	$95.2	$112.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(69.8)	(.8)	(61.0)	13.5
Cash flow hedges	(1.8)	2.2	(2.8)	1.1
Defined benefit pension plans	.7	1.7	(.2)	.9
Other comprehensive income (loss)	(70.9)	3.1	(64.0)	15.5
Comprehensive income (loss)	114.7	202.9	31.2	127.8
Add: comprehensive loss attributable to noncontrolling interest	—	(.1)	—	(.1)
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$114.7	$202.8	$31.2	$127.7
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2022	2021
OPERATING ACTIVITIES
Net earnings	$185.6	$199.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	56.0	58.4
Amortization of intangibles and supply agreements	34.2	35.8
Increase (decrease) in provision for losses on accounts and notes receivable	2.2	(2.1)
Writedown of inventories	6.1	8.4
Net gain from sales of assets and businesses	(1.3)	(28.6)
Deferred income tax (benefit) expense	(1.6)	3.3
Stock-based compensation	20.7	20.3
Other, net	(3.0)	(1.5)
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(93.0)	(120.9)
Inventories	(55.8)	(192.8)
Other current assets	(10.1)	(11.7)
Accounts payable	5.2	57.6
Accrued expenses and other current liabilities	(16.4)	4.3
NET CASH PROVIDED BY OPERATING ACTIVITIES	128.8	30.3
INVESTING ACTIVITIES
Additions to property, plant and equipment	(40.8)	(49.0)
Purchases of companies, net of cash acquired	—	(151.9)
Proceeds from sales of assets and businesses	2.7	30.9
Other, net	.1	1.1
NET CASH USED FOR INVESTING ACTIVITIES	(38.0)	(168.9)
FINANCING ACTIVITIES
Payments on long-term debt	(.1)	(25.1)
Change in commercial paper and short-term debt	2.5	156.4
Dividends paid	(112.1)	(106.3)
Issuances of common stock	—	2.4
Purchases of common stock	(56.9)	(9.4)
Other, net	(.8)	.6
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(167.4)	18.6
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(15.2)	2.7
DECREASE IN CASH AND CASH EQUIVALENTS	(91.8)	(117.3)
CASH AND CASH EQUIVALENTS—January 1,	361.7	348.9
CASH AND CASH EQUIVALENTS—June 30,	$269.9	$231.6
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
Accounts Receivable and Accounts Payable Programs
We participate in trade receivables sales programs in combination with certain customers and third-party banking institutions. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $45.0 and $35.0 of trade receivables that were sold and removed from our Consolidated Condensed Balance Sheets at June 30, 2022 and December 31, 2021, respectively.
We sometimes utilize third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The accounts payable associated with the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $125.0 at June 30, 2022 and $130.0 at December 31, 2021.
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

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Bedding Products
Bedding Group	$1,251.9	$1,144.5	$612.5	$608.7

Specialized Products
Automotive Group	409.0	403.4	201.5	192.6
Aerospace Products Group	59.8	49.9	30.8	26.2
Hydraulic Cylinders Group	55.4	46.0	27.8	22.9
	524.2	499.3	260.1	241.7

Furniture, Flooring & Textile Products
Home Furniture Group	225.0	198.9	106.6	102.8
Work Furniture Group	170.5	132.6	86.8	68.9
Flooring & Textile Products Group	484.9	445.2	268.2	247.5
	880.4	776.7	461.6	419.2
	$2,656.5	$2,420.5	$1,334.2	$1,269.6
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
A summary of segment results is shown in the following tables.

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Three Months Ended June 30, 2022
Bedding Products	$612.5	$11.4	$623.9	$69.1	$26.2
Specialized Products	260.1	.4	260.5	21.4	9.9
Furniture, Flooring & Textile Products	461.6	3.8	465.4	51.3	5.9
Intersegment eliminations and other [2]				1.2	2.5
	$1,334.2	$15.6	$1,349.8	$143.0	$44.5
Three Months Ended June 30, 2021
Bedding Products [3]	$608.7	$11.0	$619.7	$100.4	$26.4
Specialized Products	241.7	.7	242.4	27.4	12.2
Furniture, Flooring & Textile Products	419.2	3.3	422.5	44.7	6.0
Intersegment eliminations and other [2]				(.6)	3.5
	$1,269.6	$15.0	$1,284.6	$171.9	$48.1

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Six Months Ended June 30, 2022
Bedding Products	$1,251.9	$23.4	$1,275.3	$145.3	$52.4
Specialized Products	524.2	1.3	525.5	41.7	20.7
Furniture, Flooring & Textile Products	880.4	8.1	888.5	94.0	11.8
Intersegment eliminations and other [2]				(.4)	5.3
	$2,656.5	$32.8	$2,689.3	$280.6	$90.2
Six Months Ended June 30, 2021
Bedding Products [3]	$1,144.5	$21.0	$1,165.5	$164.2	$52.5
Specialized Products	499.3	1.6	500.9	62.6	23.3
Furniture, Flooring & Textile Products	776.7	6.9	783.6	73.0	12.1
Intersegment eliminations and other [2]				(.2)	6.3
	$2,420.5	$29.5	$2,450.0	$299.6	$94.2
1 See Note 3 for revenue by product family.
2 Depreciation and Amortization: Other relates to non-operating assets (assets not included in segment assets) and is allocated to segment EBIT as discussed above.
3 2021 EBIT: Includes $28.2 gain on the sale of real estate associated with our exited Fashion Bed business.

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

	June 30, 2022	December 31, 2021
Bedding Products	$944.8	$836.0
Specialized Products	333.1	316.7
Furniture, Flooring & Textile Products	417.7	373.5
Average current liabilities included in segment numbers above	825.7	814.1
Unallocated assets [1]	2,692.4	2,828.5
Difference between average assets and period-end balance sheet	16.9	138.5
Total assets	$5,230.6	$5,307.3

1 Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. GOODWILL IMPAIRMENT TESTING
We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur, or at least annually. We perform our annual goodwill impairment testing in the second quarter. The 2022 and 2021 goodwill impairment testing indicated no impairments.
The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the tables below. If actual results differ materially from estimates used in these calculations, we could incur future impairment charges.

2022
Fair Value over Carrying Value divided by Carrying Value	June 30, 2022 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$66.3	8.5%	3.0%	11.8%
50% - 100% [2]	997.8	2.6 - 4.8	3.0	10.3
101% - 300%	245.5	1.4 - 2.6	3.0	9.8 - 10.3
Greater than 300%	120.8	8.2	3.0	11.8
	$1,430.4	1.4% - 8.5%	3.0%	9.8% - 11.8%

2021
Fair Value over Carrying Value divided by Carrying Value	December 31, 2021 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$67.5	7.8%	3.0%	10.0%
50% - 100% [2]	101.0	5.5	3.0	9.0
101% - 300%	1,086.9	3.1 - 3.3	3.0	8.0 - 8.5
Greater than 300%	194.2	2.9 - 10.4	3.0	9.0
	$1,449.6	2.9% - 10.4%	3.0%	8.0% - 10.0%
1     This category includes one reporting unit, Aerospace, which had fair value exceeding its carrying value by 40% at June 30, 2022 as compared to 28% in 2021. Goodwill associated with the Aerospace reporting unit was $66.3 at June 30, 2022 and $67.5 at December 31, 2021.
2     This category includes two reporting units (Work Furniture and Bedding) for 2022 and the Work Furniture unit for 2021.
•The fair value of our Work Furniture reporting unit exceeded its carrying value by 78% at June 30, 2022 as compared to 85% in 2021. Goodwill associated with the Work Furniture reporting unit was $98.9 at June 30, 2022 and $101.0 at December 31, 2021.
•The fair value of our Bedding reporting unit exceeded its carrying value by 54% at June 30, 2022 as compared to 171% in 2021. Goodwill associated with the Bedding reporting unit was $898.9 at June 30, 2022 and $908.3 at December 31, 2021.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6. EARNINGS PER SHARE (EPS)
Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Net earnings
Net earnings	$185.6	$199.8	$95.2	$112.3
(Earnings) attributable to noncontrolling interest, net of tax	—	(.1)	—	(.1)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$185.6	$199.7	$95.2	$112.2

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	136.4	136.1	136.3	136.3
Dilutive effect of stock-based compensation	.4	.5	.4	.5
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	136.8	136.6	136.7	136.8

Basic and diluted EPS:
Basic EPS attributable to Leggett & Platt common shareholders	$1.36	$1.47	$.70	$.83

Diluted EPS attributable to Leggett & Platt common shareholders	$1.36	$1.46	$.70	$.82

Other information:
Anti-dilutive shares excluded from diluted EPS computation	.4	.1	.4	.1

Cash dividends declared per share	$.86	$.82	$.44	$.42

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	June 30, 2022			December 31, 2021
	Current	Long-term	Total	Current	Long-term	Total
Trade accounts receivable [1]	$688.3	$—	$688.3	$634.2	$—	$634.2
Trade notes receivable	.4	.2	.6	.7	.2	.9
Total trade receivables	688.7	.2	688.9	634.9	.2	635.1
Other notes receivable [1]	—	22.7	22.7	.7	22.5	23.2
Taxes receivable, including income taxes	42.0	—	42.0	18.8	—	18.8
Other receivables	8.9	—	8.9	12.0	—	12.0
Subtotal other receivables	50.9	22.7	73.6	31.5	22.5	54.0
Total trade and other receivables	739.6	22.9	762.5	666.4	22.7	689.1
Allowance for doubtful accounts:
Trade accounts receivable [1]	(16.9)	—	(16.9)	(14.9)	—	(14.9)
Trade notes receivable	(.1)	—	(.1)	—	(.1)	(.1)
Total trade receivables	(17.0)	—	(17.0)	(14.9)	(.1)	(15.0)
Other notes receivable [1]	—	(21.6)	(21.6)	—	(22.0)	(22.0)
Total allowance for doubtful accounts	(17.0)	(21.6)	(38.6)	(14.9)	(22.1)	(37.0)
Total net receivables	$722.6	$1.3	$723.9	$651.5	$.6	$652.1
1 The “Trade accounts receivable” and “Other notes receivable” line items above include an aggregate of $21.9 ($21.6 for the note and $.3 for the trade receivable) and $22.5 ($22.0 for the note and $.5 for the trade receivable) as of June 30, 2022 and December 31, 2021, respectively, from a customer that has experienced continued financial difficulty and liquidity problems. The balances for this customer were fully reserved for all periods presented.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2021	Add: Charges	Less: Net Charge-offs/ (Recoveries) and Other	Balance at June 30, 2022
Trade accounts receivable	$14.9	$2.6	$.6	$16.9
Trade notes receivable	.1	—	—	.1
Total trade receivables	15.0	2.6	.6	17.0
Other notes receivable	22.0	(.4)	—	21.6
Total allowance for doubtful accounts	$37.0	$2.2	$.6	$38.6

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. STOCK-BASED COMPENSATION
The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Executive Stock Unit (ESU) program contributions	$2.2	$.4	$2.4	$.3
Discounts on various stock awards:
Deferred Stock Compensation Program	.8	—	.8	—
ESU program	.7	—	.6	—
Discount Stock Plan	.4	—	.5	—
Performance Stock Unit (PSU) awards: [1]
PSU - TSR based 1A	1.3	.3	1.5	1.2
PSU - EBIT CAGR based 1B	1.2	.5	3.2	4.5
Restricted Stock Unit (RSU) awards	7.6	—	6.4	—
Other, primarily non-employee directors restricted stock	1.0	—	.2	—
Total stock-related compensation expense	15.2	$1.2	15.6	$6.0
Employee contributions for above stock plans	5.5		4.7
Total stock-based compensation	$20.7		$20.3

Tax benefits on stock-based compensation expense	$3.7		$3.8
Tax benefits on stock-based compensation payments	.6		3.2
Total tax benefits associated with stock-based compensation	$4.3		$7.0

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Executive Stock Unit (ESU) program contributions	$1.0	$.2	$1.0	$.2
Discounts on various stock awards:
Deferred Stock Compensation Program	.4	—	.4	—
ESU program	.3	—	.3	—
Discount Stock Plan	.2	—	.3	—
Performance Stock Unit (PSU) awards: [1]
PSU - TSR based 1A	.7	.3	.7	.9
PSU - EBIT CAGR based 1B	.8	.7	1.5	2.3
Restricted Stock Unit (RSU) awards	.9	—	1.1	—
Other, primarily non-employee directors restricted stock	.5	—	.2	—
Total stock-related compensation expense	4.8	$1.2	5.5	$3.4
Employee contributions for above stock plans	3.0		2.4
Total stock-based compensation	$7.8		$7.9

Tax benefits on stock-based compensation expense	$1.1		$1.3
Tax benefits on stock-based compensation payments	—		.6
Total tax benefits associated with stock-based compensation	$1.1		$1.9

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
1 PSU Awards
For the following programs, we intend to pay 50% in shares of our common stock and 50% in cash, although we reserve the right, subject to Human Resources and Compensation Committee approval, to pay up to 100% in cash. Cash settlements are recorded as a liability and adjusted to fair value at each reporting period.
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

	Six Months Ended June 30,
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. ACQUISITIONS
The following table contains the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented (using inputs as discussed in Note 13). Of the goodwill included in the table below, none is expected to be deductible for tax purposes.

Six Months Ended June 30,
2021
Accounts receivable	$18.5
Inventory	17.4
Property, plant and equipment	15.6
Goodwill	72.2
Other intangible assets:
Customer relationships (1 to 15-year life)	45.4
Technology (1 to 10-year life)	18.6
Trademarks and trade names (15-year life)	6.6
Noncompete agreements (1 to 5-year life)	2.7
Other current and long-term assets	5.2
Current liabilities	(33.1)
Deferred income taxes	(10.9)
Other long-term liabilities	(5.0)
Fair value of net identifiable assets	153.2
Less: Additional consideration payable	1.3
Net cash consideration	$151.9
The following table summarizes acquisitions for the periods presented.

Six Months Ended	Number of Acquisitions	Segment	Product/Service
June 30, 2022	None

June 30, 2021	3	Bedding Products	Manufacturer of specialty foam for the bedding and furniture industries;
		Furniture, Flooring & Textile Products	Manufacturer of bent metal tubing for furniture used in office, residential, and other settings;
		Specialized Products	Manufacturer of high-pressure and high-temperature ducting, flexible joints and components
The results of operations of the above acquired companies have been included in the consolidated financial statements since the date of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share as though these acquisitions had occurred on January 1 of each year presented is not materially different from the amounts reflected in the accompanying financial statements.
A brief description of our acquisition activity during the periods presented is included below.
2022
No businesses were acquired during the first six months of 2022.
2021
We acquired three businesses:
•A specialty foam and finished mattress manufacturer serving the United Kingdom (UK) and Irish marketplace with two manufacturing facilities in the Dublin area. This acquisition became a part of our Bedding Products segment. The acquisition date was June 4. Following the recording of measurement period adjustments subsequent to second quarter 2021 shown above, the final purchase price was $119.7, with total goodwill of $58.3.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
•A Polish manufacturer of bent metal tubing for furniture used in office, residential, and other settings. This acquisition became a part of our Furniture, Flooring & Textile Products segment. The acquisition date was May 31. Following the recording of measurement period adjustments subsequent to second quarter 2021 shown above, the final purchase price was $5.4, with total goodwill of $4.4.
•A UK manufacturer specializing in metallic ducting systems, flexible joints, and components for space, military, and commercial applications. This acquisition expands the capabilities of our aerospace products business to include flexible joint fabrication and operates within our Specialized Products segment. The acquisition date was January 30. Following the recording of measurement period adjustments subsequent to second quarter 2021 shown above, the final purchase price was $27.7, with total goodwill of $8.5.
10. INVENTORIES
The following table recaps the components of inventory for each period presented:

	June 30, 2022	December 31, 2021
Finished goods	$458.3	$429.1
Work in process	75.4	66.9
Raw materials and supplies	493.2	497.2
Inventories	$1,026.9	$993.2
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
11. EMPLOYEE BENEFIT PLANS
We expect to contribute approximately $3.0 to our defined benefit pension plans in 2022.
The following table provides interim information as to our defined benefit pension plans:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Components of net pension expense
Service cost	$2.7	$2.5	$1.4	$1.3
Interest cost	3.3	3.0	1.6	1.5
Expected return on plan assets	(6.6)	(6.3)	(3.3)	(3.2)
Recognized net actuarial loss	1.4	2.6	.7	1.3
Net pension expense	$.8	$1.8	$.4	$.9

The components of net pension expense, other than the service cost component, are included in the line item “Other (income) expense, net” in the Consolidated Condensed Statements of Operations.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2022
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, April 1, 2022	$1,671.4	$3,006.0	$558.4	$(1,848.4)	$.6	$(45.2)
Net earnings	95.2	95.2	—	—	—	—
Dividends declared (See Note 6)	(58.6)	(59.9)	1.3	—	—	—
Treasury stock purchased	(35.2)	—	—	(35.2)	—	—
Treasury stock issued	1.2	—	(1.0)	2.2	—	—
Foreign currency translation adjustments	(61.0)	—	—	—	—	(61.0)
Cash flow hedges, net of tax	(2.8)	—	—	—	—	(2.8)
Defined benefit pension plans, net of tax	(.2)	—	—	—	—	(.2)
Stock-based compensation transactions, net of tax	4.6	—	4.6	—	—	—
Ending balance, June 30, 2022	$1,614.6	$3,041.3	$563.3	$(1,881.4)	$.6	$(109.2)

	Three Months Ended June 30, 2021
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, April 1, 2021	$1,456.2	$2,829.9	$542.0	$(1,851.4)	$.5	$(64.8)
Net earnings	112.3	112.2	—	—	.1	—
Dividends declared (See Note 6)	(55.9)	(57.1)	1.2	—	—	—
Treasury stock purchased	(2.9)	—	—	(2.9)	—	—
Treasury stock issued	4.1	—	(.1)	4.2	—	—
Foreign currency translation adjustments	13.5	—	—	—	—	13.5
Cash flow hedges, net of tax	1.1	—	—	—	—	1.1
Defined benefit pension plans, net of tax	.9	—	—	—	—	.9
Stock-based compensation transactions, net of tax	5.2	—	5.2	—	—	—
Partial sale of business resulting in noncontrolling interest	1.5	—	.3	—	1.2	—
Ending balance, June 30, 2021	$1,536.0	$2,885.0	$548.6	$(1,850.1)	$1.8	$(49.3)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended June 30, 2022
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2022	$1,648.6	$2,973.0	$559.9	$(1,846.6)	$.6	$(38.3)
Net earnings	185.6	185.6	—	—	—	—
Dividends declared (See Note 6)	(114.7)	(117.3)	2.6	—	—	—
Treasury stock purchased	(56.8)	—	—	(56.8)	—	—
Treasury stock issued	6.9	—	(15.1)	22.0	—	—
Foreign currency translation adjustments	(69.8)	—	—	—	—	(69.8)
Cash flow hedges, net of tax	(1.8)	—	—	—	—	(1.8)
Defined benefit pension plans, net of tax	.7	—	—	—	—	.7
Stock-based compensation transactions, net of tax	15.9	—	15.9	—	—	—
Ending balance, June 30, 2022	$1,614.6	$3,041.3	$563.3	$(1,881.4)	$.6	$(109.2)

	Six Months Ended June 30, 2021
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2021	$1,425.1	$2,797.2	$545.2	$(1,865.4)	$.5	$(52.4)
Net earnings	199.8	199.7	—	—	.1	—
Dividends declared (See Note 6)	(109.3)	(111.9)	2.6	—	—	—
Treasury stock purchased	(11.8)	—	—	(11.8)	—	—
Treasury stock issued	7.4	—	(19.7)	27.1	—	—
Foreign currency translation adjustments	(.8)	—	—	—	—	(.8)
Cash flow hedges, net of tax	2.2	—	—	—	—	2.2
Defined benefit pension plans, net of tax	1.7	—	—	—	—	1.7
Stock-based compensation transactions, net of tax	20.2	—	20.2	—	—	—
Purchase of remaining interest in noncontrolling interest, net of acquisitions	1.5	—	.3	—	1.2	—
Ending balance, June 30, 2021	$1,536.0	$2,885.0	$548.6	$(1,850.1)	$1.8	$(49.3)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended June 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2022	$(20.5)	$12.9	$(37.6)	$(45.2)
Other comprehensive income (loss)	(61.0)	(2.9)	(1.0)	(64.9)
Reclassifications, pretax [1]	—	(.4)	.7	.3
Income tax effect	—	.5	.1	.6
Balance, June 30, 2022	$(81.5)	$10.1	$(37.8)	$(109.2)

Balance, April 1, 2021	$(7.9)	$2.5	$(59.4)	$(64.8)
Other comprehensive income (loss)	13.5	1.5	(.1)	14.9
Reclassifications, pretax [2]	—	(.2)	1.3	1.1
Income tax effect	—	(.2)	(.3)	(.5)
Balance, June 30, 2021	$5.6	$3.6	$(58.5)	$(49.3)

[1] 2022 pretax reclassifications are comprised of:
Net trade sales	$—	$(1.0)	$—	$(1.0)
Cost of goods sold; selling and administrative expenses	—	(.3)	—	(.3)
Interest expense	—	.9	—	.9
Other income (expense), net	—	—	.7	.7
Total reclassifications, pretax	$—	$(.4)	$.7	$.3

[2] 2021 pretax reclassifications are comprised of:
Net trade sales	$—	$(1.6)	$—	$(1.6)
Cost of goods sold; selling and administrative expenses	—	.2	—	.2
Interest expense	—	1.2	—	1.2
Other income (expense), net	—	—	1.3	1.3
Total reclassifications, pretax	$—	$(.2)	$1.3	$1.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended June 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2022	$(11.7)	$11.9	$(38.5)	$(38.3)
Other comprehensive income (loss)	(69.8)	(.5)	(1.0)	(71.3)
Reclassifications, pretax [1]	—	(1.6)	1.4	(.2)
Income tax effect	—	.3	.3	.6
Balance, June 30, 2022	$(81.5)	$10.1	$(37.8)	$(109.2)

Balance, January 1, 2021	$6.4	$1.4	$(60.2)	$(52.4)
Other comprehensive income (loss)	(.8)	3.5	(.3)	2.4
Reclassifications, pretax [2]	—	(.7)	2.6	1.9
Income tax effect	—	(.6)	(.6)	(1.2)
Balance, June 30, 2021	$5.6	$3.6	$(58.5)	$(49.3)

[1] 2022 pretax reclassifications are comprised of:
Net trade sales	$—	$(2.8)	$—	$(2.8)
Cost of goods sold; selling and administrative expenses	—	(.6)	—	(.6)
Interest expense	—	1.8	—	1.8
Other income (expense), net	—	—	1.4	1.4
Total reclassifications, pretax	$—	$(1.6)	$1.4	$(.2)

[2] 2021 pretax reclassifications are comprised of:
Net trade sales	$—	$(3.4)	$—	$(3.4)
Cost of goods sold; selling and administrative expenses	—	.4	—	.4
Interest expense	—	2.3	—	2.3
Other income (expense), net	—	—	2.6	2.6
Total reclassifications, pretax	$—	$(.7)	$2.6	$1.9
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$138.6	$—	$138.6
Derivative assets [1] (Note 14)	—	4.2	—	4.2
Diversified investments associated with the ESU program [1]	41.9	—	—	41.9
Total assets	$41.9	$142.8	$—	$184.7
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$4.0	$—	$4.0
Liabilities associated with the ESU program [1]	41.8	—	—	41.8
Total liabilities	$41.8	$4.0	$—	$45.8

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$114.4	$—	$114.4
Derivative assets [1] (Note 14)	—	5.9	—	5.9
Diversified investments associated with the ESU program [1]	51.0	—	—	51.0
Total assets	$51.0	$120.3	$—	$171.3
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$1.2	$—	$1.2
Liabilities associated with the ESU program [1]	50.9	—	—	50.9
Total liabilities	$50.9	$1.2	$—	$52.1
1 Includes both current and long-term amounts.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 1) was approximately $150.0 less than carrying value of $2,083.5 at June 30, 2022 and was approximately $130.0 greater than carrying value of $2,082.3 at December 31, 2021.
Items measured at fair value on a non-recurring basis
The primary areas in which we utilize fair value measurements of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies (Note 9) and evaluating long-term assets (including goodwill) for potential impairment. Determining fair values for these items requires significant judgment and includes a variety of methods and models that utilize significant Level 3 inputs.
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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of June 30, 2022
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Dec 2023	261.2	$3.8	$.1	$3.1	$.4
Total fair value hedges	Oct 2022	54.3	—	—	.1	—
Not designated as hedging instruments	Jun 2023	78.2	.3	—	.4	—
Total derivatives			$4.1	$.1	$3.6	$.4

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2021
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Jun 2023	260.6	$5.1	$—	$.7	$.1
Total fair value hedges	Mar 2022	54.2	.4	—	—	—
Not designated as hedging instruments	Dec 2022	40.1	.4	—	.4	—
Total derivatives			$5.9	$—	$1.1	$.1

The following table sets forth the pretax (gains) losses for our hedging activities for the periods presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note 12) as well as derivative settlements recorded directly to income or expense.

Derivatives	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Six Months Ended June 30,		Amount of (Gain) Loss Recorded in Income Three Months Ended June 30,
		2022	2021	2022	2021
Designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$1.8	$2.3	$.9	$1.2
Currency cash flow hedges	Net trade sales	(2.3)	(4.9)	(.5)	(2.7)
Currency cash flow hedges	Cost of goods sold	(1.1)	.3	(.7)	.1
Currency cash flow hedges	Other (income) expense, net	—	—	(.1)	—
Total cash flow hedges		(1.6)	(2.3)	(.4)	(1.4)
Fair value hedges	Other (income) expense, net	1.0	(4.0)	1.5	(3.5)
Not designated as hedging instruments	Other (income) expense, net	.1	(.2)	—	(.5)
Total derivative instruments		$(.5)	$(6.5)	$1.1	$(5.4)

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
Although we deny liability in all threatened or pending litigation proceedings in which we are or may be a party, and believe that we have valid bases to contest all claims threatened or made against us, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in the aggregate, of less than $3.0 for all periods presented. There were no material adjustments to the accrual, including cash payments and expense, for the three and six-month periods ending June 30, 2022 and June 30, 2021. The accruals do not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows.

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of June 30, 2022, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of the accruals noted above are estimated to be $10.6. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change, we could realize losses in excess of the recorded accruals (and in excess of the $10.6 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.
16. RISKS AND UNCERTAINTIES
Our Board of Directors oversees the identification, analysis, and mitigation of emerging risks, including the items discussed below.
The Russian invasion of Ukraine has caused supply chain disruptions and global inflationary impacts that have had, and could continue to have, a negative effect on the demand for our products and our results of operations. Although we do not have operations in Russia, Belarus, or Ukraine, and we have not had a material amount of sales into these countries, some of our operations have sourced, directly or indirectly, a portion of their supply chain requirements of nickel, titanium, and birch plywood from Russia. Also, our Automotive business purchases semiconductors, the production of which uses neon gas. A significant portion of neon gas is produced in Ukraine. Since the invasion began, the prices of these materials have significantly increased. When we experience significant increases in costs, we are generally successful in recovering the costs by implementing price increases. If we are not able to pass through the increased costs to our customers, or if we are unable to obtain the necessary raw materials (or alternatives) in a timely manner, our results of operations could be negatively impacted. Also, if the conflict in Ukraine expands geographically or in intensity, this may have a negative impact on our operations, including access to energy and other raw materials. Furthermore, sanctions against the import of Russian oil have restricted global oil supply and further increased fuel and energy costs contributing to additional global inflationary impacts. This inflationary impact could reduce consumer spending and decrease demand for some of our products, negatively impacting our results of operations.
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
Currently there is a shortage of semiconductors in the automotive industry. Automotive OEMs and other suppliers have not been able to secure an adequate supply of semiconductors, and as a result have reduced or completely shut down their production of some automobiles or parts, which in turn has reduced our sale of products. Consumer demand remains strong, but the semiconductor shortage has pushed vehicle inventory to very low levels. Our Automotive Group uses the semiconductors in seat comfort products, and to a lesser extent in motors and actuators. Although our Automotive Group has been able to obtain an adequate supply of semiconductors, we are dependent on our suppliers to deliver these semiconductors in accordance with our production schedule. A shortage of the semiconductors, either to us, the automotive OEMs, or our suppliers, can disrupt our operations and our ability to deliver products to our customers. The shortage of semiconductors is also impacting our Adjustable Bed business unit.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
HIGHLIGHTS
We had record second quarter trade sales of $1,334 million for the three months ending June 30, 2022, an increase of 5% versus the second quarter 2021. In the first six months of 2022, trade sales were $2,657 million versus $2,421 million the same period of 2021.
EPS was $.70 in the second quarter and $1.36 for the six months ending June 30, 2022, compared to $.82 and $1.46 in the same periods of 2021, both of which include a $.16 non-recurring gain from the sale of real estate.
Earnings Before Interest and Taxes (EBIT) for second quarter and six months ending June 30, 2022 was $143 million and $281 million, respectively. This is down $29 million and $19 million compared to the same periods in 2021, each reflecting a $28 million non-recurring gain from the sale of real estate.

Operating cash flow was $129 million in first six months of 2022, an increase of $99 million versus the same period of 2021.
In May 2022, the Board of Directors declared a $.44 second quarter 2022 dividend, $.02 cents higher than last year’s second quarter dividend, making our annual indicated dividend yield one of the highest among the Dividend Kings and extending our record of consecutive annual increases to over 51 years.
Share repurchases in the second quarter of 2022 were 1.0 million shares at an average price of $35.01. Share repurchases for the first six months of 2022 were 1.6 million shares at an average price of $35.80.
We conducted our annual goodwill impairment testing in the second quarter of 2022, which indicated no impairments. For detailed information on the goodwill impairment testing and results, refer to Note 5 to the Consolidated Condensed Financial Statements on page 11.

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
Bedding Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private label finished mattresses for bedding brands and adjustable bed bases. This segment is also vertically integrated into the production and supply of specialty foam chemicals, steel rod, and drawn steel wire to our own operations and to external customers. Our trade customers for wire make mechanical springs and many other end products. This segment generated 47% of our trade sales during the first six months of 2022.
Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries. This segment contributed 20% of our trade sales in the first six months of 2022.
Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components. This segment contributed 33% of our trade sales in the first six months of 2022.
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
Senior executives participate in an incentive program with a three-year performance period based on two equal measures: (i) our TSR performance compared to the performance of a group of approximately 300 peers, and (ii) the Company or segment EBIT Compound Annual Growth Rate.
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
Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Over the past few years, we have seen varying degrees of inflation and deflation in U.S. steel pricing. In 2021, steel costs inflated throughout the majority of the year and inflated further in the first half of 2022.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). In 2021, steel rod price increases outpaced steel scrap price increases resulting in significantly expanded metal margins within the steel industry. Metal margins expanded further in the first half of 2022. These expanded margins were partially offset by increased energy and input costs.
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. In 2021, chemical prices inflated due to robust demand and shortages from severe weather, supplier production disruptions, port delays, and logistics challenges. The supply shortages in 2021 resulted in significant restrictions by producers. Late in 2021 and into the first half of 2022, chemical prices leveled off as supply availability improved.
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
Currently there is a shortage of semiconductors in the automotive industry. Automotive OEMs and other suppliers have not been able to secure an adequate supply of semiconductors, and as a result have reduced or completely shut down their production of some automobiles or parts, which in turn has reduced our sale of products. Consumer demand remains strong, but the semiconductor shortage has pushed vehicle inventory to very low levels. Our Automotive Group uses the semiconductors in seat comfort products, and to a lesser extent in motors and actuators. Although our Automotive Group has been able to obtain an adequate supply of semiconductors, we are dependent on our suppliers to deliver these semiconductors in accordance with our production schedule. A shortage of the semiconductors, either to us, the automotive OEMs, or our suppliers, can disrupt our operations and our ability to deliver products to our customers. The shortage of semiconductors is also impacting our Adjustable Bed business unit.
The Russian invasion of Ukraine has caused disruptions in our supply chain and negatively impacted our results of operations. Although we do not have operations in Russia, Belarus, or Ukraine, and we have not had a material amount of sales into these countries, some of our businesses have sourced, directly or indirectly, a portion of their supply chain requirements of nickel, titanium, and birch plywood from Russia. Our Aerospace business uses nickel and titanium in the production of aerospace tubing. Several of our businesses use birch plywood in their products. Also, a significant portion of neon gas is produced in Ukraine. Our Automotive business uses semiconductors, the production of which uses neon gas. Since the invasion began, the prices of these materials have significantly increased. Also, several countries have imposed economic sanctions against Russia as a result of its military action. It is possible sanctions could be expanded, or additional measures taken, which could restrict the import of nickel, titanium, and birch plywood from Russia or greatly increase the cost of procurement via increased duties or otherwise. Also, if the conflict in Ukraine expands geographically or in intensity, this may have a negative impact on our operations, including access to energy and other raw materials.
For more information regarding supply chain disruptions, see Inflationary Trends in Cost of Goods Sold on page 28.
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
In March 2020, the Company, along with other domestic mattress producers and two labor unions representing workers at other mattress producers, filed antidumping petitions with the DOC and the ITC alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and a countervailing duty petition alleging manufacturers of mattresses in China were benefiting from subsidies. In March 2021, the DOC made final determinations, assigning China a countervailing duty rate of 97.78% and antidumping duty rates on the other seven countries from 2.22% – 763.28%. In April 2021, the ITC made a unanimous affirmative final determination that domestic mattress producers were materially injured by reason of the unfairly priced or subsidized imported mattresses. Accordingly, the agencies instructed that final antidumping and countervailing duty orders will remain in effect for five years, through May 2026, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the order for an additional five years. Appeals have been filed with the U.S. Court of International Trade as to the DOC's final determinations of margins for Cambodia, Indonesia, Thailand, and Vietnam and the ITC's final determination of injury. See Item 1 Legal Proceedings on page 44 for more information.
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
RESULTS OF OPERATIONS
Discussion of Consolidated Results
Second Quarter:
Trade Sales were $1,334 million in the current quarter, a 5% increase versus the second quarter 2021. Organic sales increased 5%. Raw material-related selling price increases of 13% were partially offset by volume declines of 6% and currency impact of 2%. Volume was down primarily from demand softness in residential end markets partially offset by growth in industrial end markets and Automotive. Acquisitions, net of divestitures, increased sales less than 1%.
EBIT decreased 17%, to $143 million, primarily from the non-recurrence of last year's gain on the sale of real estate associated with our former Fashion Bed business, lower volume, and lower overhead absorption as production and inventory levels were adjusted to meet reduced demand primarily in the Bedding Products segment. These decreases were partially offset by metal margin expansion in our Steel Rod business and pricing discipline in the Furniture, Flooring & Textile Products segment.
Earnings Per Share (EPS) decreased to $.70 in the current quarter, versus $.82 in the second quarter of 2021. This decline reflects lower EBIT partially offset by a lower tax rate ($.04/share).
Six Months:
Trade Sales were $2,657 million in the first six months of 2022, a 10% increase versus the same period last year. Organic sales increased 9%. Raw material-related selling price increases of 15% were partially offset by volume declines of 5% and currency impact of 1%. Volume was down primarily from demand softness in residential end markets partially offset by growth in industrial end markets and Automotive. Acquisitions, net of divestitures, increased sales 1%.
EBIT decreased 6% to $281 million, primarily from the non-recurrence of last year's gain on the sale of real estate associated with our former Fashion Bed business, lower volume, and lower overhead absorption as production and inventory levels were adjusted to meet reduced demand in the Bedding Products segment. These decreases were partially offset by metal margin expansion in our Steel Rod business and pricing discipline in the Furniture, Flooring & Textile Products segment.
EPS decreased to $1.36 for the first six months of 2022, versus $1.46 in the same period of 2021, primarily from lower EBIT as discussed above.
Net Interest Expense and Income Taxes
2022 net interest expense was $2 million and $1 million higher than the six and three months ended June 30, 2021, respectively.
Our worldwide effective tax rate was 23% for the second quarter of 2022, compared to 27% for the same quarter last year. While the U.S. statutory federal income tax rate was 21% in both years, foreign withholding taxes, the impact of foreign earnings, Global Intangible Low-Taxed Income (GILTI), and other less significant items added 3% to our tax rate in each year. In 2021, our rate was also negatively impacted by 3% from an aggregation of several foreign items occurring in the quarter including: changes in estimates due to tax returns filed, the establishment of a tax reserve, and the deferred tax impact from a tax law change. In 2022, our tax rate benefited by 1% primarily related to changes in estimates due to foreign tax returns filed in the quarter.
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

Discussion of Segment Results
Second Quarter Discussion
A description of the products included in each segment, along with segment financial data, appears in Note 4 to the Consolidated Condensed Financial Statements on page 8. A summary of segment results is shown in the following tables.

Trade Sales (Dollar amounts in millions)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Change in Trade Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$612.5	$608.7	$3.8	.6%	—%
Specialized Products	260.1	241.7	18.4	7.6	7.6
Furniture, Flooring & Textile Products	461.6	419.2	42.4	10.1	9.9
Total	$1,334.2	$1,269.6	$64.6	5.1%	4.6%

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Bedding Products	$69.1	$100.4	$(31.3)	(31.2)%	11.3%	16.5%
Specialized Products	21.4	27.4	(6.0)	(21.9)	8.2	11.3
Furniture, Flooring & Textile Products	51.3	44.7	6.6	14.8	11.1	10.7
Intersegment eliminations & other	1.2	(.6)	1.8
Total	$143.0	$171.9	$(28.9)	(16.8)%	10.7%	13.5%

Depreciation and Amortization (Dollar amounts in millions)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Bedding Products	$26.2	$26.4
Specialized Products	9.9	12.2
Furniture, Flooring & Textile Products	5.9	6.0
Unallocated [2]	2.5	3.5
Total	$44.5	$48.1

1 This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the respective segment discussion below for a reconciliation of the change in total segment trade sales to organic sales.
2 Unallocated consists primarily of depreciation and amortization on non-operating assets.

Bedding Products
Trade sales increased $4 million, or 1%. Organic sales were flat, with raw material-related selling price increases of 16% offset by volume declines of 15% and currency impact of 1%. Volume was down primarily from demand softness in U.S. and European bedding markets partially offset by strong trade demand in Steel Rod and Drawn Wire. The Kayfoam acquisition, net of divestitures of small operations in Drawn Wire and International Bedding, increased trade sales 1%.
EBIT decreased $31 million, primarily from the non-recurrence of last year's $28 million gain on the sale of real estate associated with our former Fashion Bed business. Additionally, lower volume and lower absorption as production and inventory levels were adjusted to meet reduced demand were partially offset by higher metal margin.

    Specialized Products
Trade sales increased $18 million, or 8%. Organic sales increased 8%, with volume growth of 11% and raw material-related selling price increases of 3% partially offset by currency impact of 6%. Volume was higher in Automotive, Aerospace, and Hydraulic Cylinders.
EBIT decreased $6 million, primarily from higher raw material and transportation costs, labor inefficiencies, and currency impact, partially offset by higher volume.
Furniture, Flooring & Textile Products
Trade sales increased $42 million, or 10%. Organic sales increased 10% from raw material-related selling price increases of 13% partially offset by lower volume of 2% and currency impact of 1%. Volume was down from declines in Home Furniture, Textiles, and Flooring partially offset by growth in Work Furniture. Acquisitions increased trade sales less than 1%.
EBIT increased $7 million, primarily from pricing discipline partially offset by lower volume.
Six Month Discussion
A description of the products included in each segment, along with segment financial data, appears in Note 4 to the Consolidated Condensed Financial Statements on page 8. A summary of segment results is shown in the following tables.

Trade Sales (Dollar amounts in millions)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Change in Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$1,251.9	$1,144.5	$107.4	9.4%	7.6%
Specialized Products	524.2	499.3	24.9	5.0	4.9
Furniture, Flooring & Textile Products	880.4	776.7	103.7	13.4	13.1
Total	$2,656.5	$2,420.5	$236.0	9.8%	8.8%

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Bedding Products	$145.3	$164.2	$(18.9)	(11.5)%	11.6%	14.3%
Specialized Products	41.7	62.6	(20.9)	(33.4)	8.0	12.5
Furniture, Flooring & Textile Products	94.0	73.0	21.0	28.8	10.7	9.4
Intersegment eliminations & other	(.4)	(.2)	(.2)
Total	$280.6	$299.6	$(19.0)	(6.3)%	10.6%	12.4%

Depreciation and Amortization (Dollar amounts in millions)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Bedding Products	$52.4	$52.5
Specialized Products	20.7	23.3
Furniture, Flooring & Textile Products	11.8	12.1
Unallocated [2]	5.3	6.3
Total	$90.2	$94.2

1This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the discussion below under Bedding Products and Furniture, Flooring & Textile Products for a reconciliation of the change in total segment trade sales to organic sales.
2Unallocated consists primarily of depreciation and amortization on non-operating assets.

Bedding Products
Trade sales increased $107 million, or 9%. Organic sales increased 8%. Inflation-driven raw material-related selling price increases added 21% to sales, partially offset by volume declines of 12% and currency impact of 1%. The Kayfoam acquisition completed in June 2021, net of divestitures (small operations in Drawn Wire and International Bedding), added 1% to sales growth.
EBIT decreased $19 million, primarily from the non-recurrence of last year's $28 million gain on the sale of real estate associated with our former Fashion Bed business. Additionally, lower volume and lower overhead absorption as production and inventory levels were adjusted to meet reduced demand were partially offset by higher metal margin.
Specialized Products
Trade sales increased $25 million, or 5%. Organic sales grew 5%, driven by volume growth of 7% and raw material-related selling price increases of 2%, partially offset by currency impact of 4%.
EBIT decreased $21 million, primarily from higher raw material and transportation costs, production inefficiencies and related premium freight costs in a North American Automotive facility, and currency impact, partially offset by higher volume.
Furniture, Flooring & Textile Products
Trade sales increased $104 million, or 13%. Organic sales increased 13%, from raw material-related selling price increases of 15% partially offset by lower volume of 1% and currency impact of 1%. A small Work Furniture acquisition completed in May 2021 added less than 1% to trade sales.
EBIT increased $21 million, primarily from pricing discipline partially offset by lower volume.
LIQUIDITY AND CAPITALIZATION
Liquidity
Sources of Cash
Cash on Hand
At June 30, 2022, we had cash and cash equivalents of $270 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations.
If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $15 million. Although there are capital requirements in various jurisdictions, none of this cash was inaccessible for repatriation at June 30, 2022.
Cash from Operations
The primary source of funds for our short-term cash requirements is our cash generated from operating activities. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the six months ended June 30, 2022 was $129 million, up $99 million from the same period last year. Working capital increased significantly last year due to restocking efforts following inventory depletion in 2020 but increased to a lesser extent this year as we continue to return to levels of inventory more reflective of current demand.

We closely monitor our working capital levels and ended the quarter with adjusted working capital at 15.7% of annualized trade sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities, and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed in Cash on Hand on page 34, substantially all of these funds are held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Dollar amounts in millions)	June 30, 2022	December 31, 2021
Current assets	$2,091.8	$2,065.3
Current liabilities	1,331.4	1,335.7
Working capital	760.4	729.6
Cash and cash equivalents	269.9	361.7
Current debt maturities and current portion of operating lease liabilities	346.1	345.1
Adjusted working capital	$836.6	$713.0
Annualized trade sales [1]	$5,336.8	$5,331.6
Working capital as a percent of annualized trade sales	14.2%	13.7%
Adjusted working capital as a percent of annualized trade sales	15.7%	13.4%
1 Annualized trade sales equal second quarter 2022 trade sales of $1,334.2 million and fourth quarter 2021 trade sales of $1,332.9 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.
Three Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	June 30, 2022	December 31, 2021	June 30, 2021		June 30, 2022	December 31, 2021	June 30, 2021
Trade Receivables	$671.7	$620.0	$674.6	DSO [1]	46	42	48

Inventories	$1,026.9	$993.2	$893.0	DIO [2]	88	76	81

Accounts Payable	$602.0	$613.8	$612.0	DPO [3]	51	53	56

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
Trade Receivables - Our trade receivables increased at June 30, 2022 compared to December 31 and slightly decreased compared to June 30, 2021. Our DSO decreased versus June 30, 2021 but increased versus December 31, 2021. Raw material-related selling price increases impacted June 30, 2022 accounts receivable balances across the company, although inflationary impacts were mostly offset by volume declines in the Bedding Products segment. Timing of sales and payments and increased Specialized Products segment's sales volume also contributed to increased accounts receivable in the second quarter of 2022 vs. December 31, 2021. Our allowance for doubtful accounts increased by $2 million during the first half of 2022 related to macro market uncertainties and ordinary customer credit risk reviews. Favorable customer payment trends continue as we are closely monitoring accounts receivable and collections. We monitor all accounts for possible loss. We also monitor general macroeconomic conditions and other items that could impact the expected collectibility of all customers, or pools of customers, with similar risk. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based upon the facts and circumstances for each individual customer, as well as pools of customers with similar risk.
Inventories - Our inventories and DIO increased at June 30, 2022 compared to both December 31 and June 30, 2021. Increased inventories versus December 31 were primarily driven by inflation across most businesses, although inventory levels were down in many operations since the beginning of 2022. Inventory levels increased significantly throughout 2021 (primarily in our Steel Rod, Drawn Wire, and U.S. Spring businesses) due to re-stocking efforts following severe depletion in 2020. As supply chain constraints began to improve across the Bedding businesses, we began to adjust inventory levels in the fourth quarter of last year. Inventory levels have trended down since that time, although we built additional safety stock in late 2021 and early 2022 as a precautionary measure before taking our steel rod mill out of operation late in the first quarter of 2022 to replace the reheat furnace. We successfully completed the reheat furnace replacement, enabling us to continue reducing the extra inventory during the second quarter. Inventory levels also increased as compared to second quarter last year for advance purchases of selected products to proactively address inflation and potential supply chain constraints to ensure consistent service to our customers, primarily in the Furniture, Flooring and Textiles Products segment. We continue to monitor inventory levels while maintaining our ability to service customer requirements. We are well positioned to address further demand changes and will respond quickly and responsibly. Our normal seasonal cash flow cycle will continue to be altered to some degree as we continue to balance inventory levels. Our increased inventory levels are not indicative of slow-moving or potential inventory obsolescence. We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves.
Accounts Payable - Our accounts payable and DPO decreased at June 30, 2022 compared to both December 31 and June 30, 2021. The decreased accounts payable balances were primarily related to the inventory factors discussed above. Our payment terms did not change meaningfully since last year, and we have continued to focus on optimizing payment terms with our vendors. We continue to look for ways to establish and maintain favorable payment terms through our significant purchasing power and also utilize third-party services that offer flexibility to our vendors, which, in turn, helps us manage our DPO as discussed below.
Accounts Receivable and Accounts Payable Programs - We participate in trade receivables sales programs in combination with certain customers and third-party banking institutions. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $45 million and $35 million of trade receivables that were sold and removed from our Consolidated Condensed Balance Sheets at June 30, 2022 and December 31, 2021, respectively. These sales reduced our quarterly DSO by roughly three days, and the impact to year-to-date operating cash flow, provided or (used), was approximately $10 million and ($10) million, at June 30, 2022 and December 31, 2021, respectively.
For accounts payable, we have historically looked for ways to optimize payment terms through utilizing third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. As such, there is no direct impact on our DPO, accounts payable, operating cash flows, or liquidity. The accounts payable associated with the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $125 million at June 30, 2022 and $130 million at December 31, 2021.
While we utilize the above items as tools in our cash flow management and offer them as options to facilitate customer and vendor operating cycles, if there were to be a cessation of these programs, we do not expect it would materially impact our operating cash flows or liquidity.

Commercial Paper Program
Another source of funds for our short-term cash requirements is our $1.2 billion commercial paper program. As of June 30, 2022, we had no commercial paper outstanding. For more information on our commercial paper program, see Commercial Paper Program on page 39.
Credit Facility
Our credit facility is a five-year multi-currency facility providing us the ability, from time to time, to borrow, repay, and re-borrow up to $1.2 billion until the maturity date, at which time our ability to borrow under the facility will terminate. The credit facility matures in September 2026. Currently, there are no borrowings under the credit facility. For more information on our credit facility, see Credit Facility on page 39.
Capital Markets
We also believe that we have the ability to raise debt in the capital markets which acts as a source of funding of long-term cash requirements. Currently, we have $2.1 billion of total debt outstanding with $300 million maturing in August 2022 and the remaining maturing from 2024 to 2051. For more information, please see Long-Term Debt (including Current Maturities) on page 39.
Uses of Cash
Our long-term priorities for uses of cash are: fund organic growth including capital expenditures, pay dividends, fund strategic acquisitions, and repurchase stock with available cash.
Capital Expenditures
We are making investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We expect capital expenditures to approximate $130 million in 2022 of which we have spent $41 million as of June 30, 2022. Our employee incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.
Dividends
Dividends are one of the primary means by which we return cash to shareholders. In May, we declared a quarterly dividend of $.44 per share, which represented a $.02 or 4.8% increase versus second quarter of 2021.
Our long-term targeted dividend payout ratio is approximately 50% of adjusted EPS (which excludes special items such as significant tax law impacts, impairment charges, restructuring-related charges, divestiture gains, litigation accruals, and settlement proceeds). Continuing our long track record of increasing the dividend remains a high priority. 2022 marked our 51st consecutive annual dividend increase. We are proud of our dividend record and plan to extend it.
Acquisitions
Our long-term, 6-9% annual revenue growth objective envisions periodic acquisitions. We are seeking strategic acquisitions that complement our current products and capabilities.
We have not acquired any businesses in 2022. In the first six months of 2021, we acquired three businesses for total final cash consideration of $153 million. In January 2021, we acquired a United Kingdom (UK) manufacturer specializing in metallic ducting systems, flexible joints, and components for the space, military, and commercial applications for a final purchase price of $28 million. In May 2021, we acquired a Polish manufacturer of bent metal tubing for furniture used in office, residential, and other settings for a final purchase price of $5 million. In June 2021, we acquired a specialty foam and finished mattress manufacturer serving the UK and Irish markets, for a final purchase price of $120 million.
Stock Repurchases
Share repurchases is one of our priorities for uses of cash. During the second quarter of 2022, we repurchased 1.0 million shares of our stock (at an average price of $35.01) and issued .1 million shares through employee benefit plans. For the first six months of 2022, we repurchased 1.6 million shares of our stock (at an average price of $35.80) and issued .8 million shares through employee benefit plans. For the full year, we currently expect share repurchases to exceed share issuances.

We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable. The level of repurchases will vary depending on various considerations, including alternative uses of cash and opportunities to repurchase shares at an attractive price.
Short-Term and Long-Term Cash Requirements
In addition to the expected uses of cash discussed above, we have various material short-term (12 months or less) and long-term (more than 12 months) cash requirements. There have been no material changes in the second quarter 2022 to our short-term or long-term cash requirements as previously reported in our cash requirements table on page 48 of our Form 10-K filed February 22, 2022.
Capitalization
Capitalization Table
This table presents key debt and capitalization statistics for the periods presented:

(Dollar amounts in millions)	June 30, 2022	December 31, 2021
Total debt excluding revolving credit/commercial paper	$2,090.8	$2,090.3
Less: Current maturities of long-term debt	301.3	300.6
Scheduled maturities of long-term debt	1,789.5	1,789.7
Average interest rates [1]	3.7%	3.7%
Average maturities in years [1]	10.3	10.8
Revolving credit/commercial paper [2]	—	—
Average interest rate on period-end balance outstanding	—%	—%
Average interest rate during the period (2022-three months;2021-twelve months)	1.1%	.2%
Total long-term debt	1,789.5	1,789.7
Deferred income taxes and other liabilities	495.1	533.3
Shareholders’ equity and noncontrolling interest	1,614.6	1,648.6
Total capitalization	$3,899.2	$3,971.6
Unused committed credit:
Long-term	$1,200.0	$1,200.0
Short-term	—	—
Total unused committed credit [2]	$1,200.0	$1,200.0

Cash and cash equivalents	$269.9	$361.7

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year end 2021 and at the end of the second quarter of 2022, had a total authorized program amount of $1.2 billion. However, our borrowing capacity may be limited by covenants to our credit facility.

Commercial Paper Program
Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	June 30, 2022	December 31, 2021
Total authorized program	$1,200.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	—	—
Letters of credit issued under the credit agreement	—	—
Total program usage	—	—
Total program available	$1,200.0	$1,200.0
The average and maximum amounts of commercial paper outstanding during the second quarter of 2022 were $65 million and $101 million, respectively. At quarter end, we had no letters of credit outstanding under the credit facility, but we had issued $47 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long-term, and subject to our capital needs, market conditions, and alternative capital market opportunities, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper notes. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit facility maturing in 2026 discussed below.
Credit Facility
Our multi-currency credit facility was amended September 2021 to create more financial flexibility and matures in September 2026. It provides us the ability, from time to time subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.2 billion.
Our credit facility contains restrictive covenants which (a) require us to maintain as of the last day of each fiscal quarter (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters, such ratio not being greater than 3.50 to 1.00, provided, however, subject to certain limitations, if we have made a material acquisition in any fiscal quarter, at our election, the maximum leverage ratio shall be 4.00 to 1.00 for the fiscal quarter during which such material acquisition is consummated and the next three consecutive fiscal quarters; (b) limit the amount of total secured debt to 15% of our total consolidated assets, and (c) limit our ability to sell, lease, transfer, or dispose of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a permitted securitization transaction, products sold in the ordinary course of business, and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time; each (a), (b), and (c) above as determined by the terms of our credit agreement, filed with the SEC on October 1, 2021 as Exhibit 10.1 to our Current Report on Form 8-K. We were in compliance with all of our debt covenants at the end of second quarter 2022, and expect to maintain compliance with the debt covenant requirements.
Our credit facility serves as back-up for our commercial paper program. At June 30, 2022, we had no commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month consolidated EBITDA, unrestricted cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month consolidated EBITDA, unrestricted cash, and debt levels at June 30, 2022, our borrowing capacity under the credit facility was $994 million. However, this may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our consolidated EBITDA, unrestricted cash, debt levels, and leverage ratio requirements at that time.
Long-Term Debt (including Current Maturities)
We have total debt of $2,091 million. Our $300 million 3.4% Senior Notes are due August 15, 2022 (August 2022 Notes). We expect to retire the August 2022 Notes with a combination of cash on hand and commercial paper borrowing. The maturities of the remaining long-term debt range from 2024 through 2051. For more information on our long-term debt, please refer to Footnote J to our Consolidated Financial Statements on page 94 in our Form 10-K filed February 22, 2022.
In November 2021, we issued $500 million aggregate principal amount of notes that mature in 2051. The notes bear interest at a rate of 3.5% per year, with interest payable semi-annually beginning May 15, 2022. As part of this issuance, we also unwound $300 million of treasury lock agreements we had entered into during 2021 at a gain of approximately $10 million, which will be amortized over the life of the notes. The net proceeds of these notes were used to repay commercial paper, and therefore indirectly will be used, through future commercial paper issuances, to repay a portion of the August 2022 Notes.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. To do so, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures. If we used different estimates or judgments our financial statements could change, and some of those changes could be significant. Our estimates are frequently based upon historical experience and are considered by management, at the time they are made, to be reasonable and appropriate. Estimates are adjusted for actual events, as they occur. “Critical accounting estimates” are those that are: (a) subject to uncertainty and change and (b) of material impact to our financial statements. There were no newly identified critical accounting policies or estimates in first six months of 2022, and there have been no material changes to our critical accounting policies and estimates as previously disclosed beginning on page 51 in our Form 10-K filed February 22, 2022.
CONTINGENCIES
For contingencies related to the impact of the COVID-19 pandemic on our business, please see COVID-19 Impacts on our Business on page 30.
Litigation
Accrual for Litigation Contingencies and Reasonably Possible Losses in Excess of Accruals
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows. We deny liability in all currently threatened or pending litigation proceedings and believe we have valid bases to contest all claims made against us. At June 30, 2022, our litigation contingency accrual was immaterial (which does not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not recorded) losses in excess of accruals for litigation contingencies are estimated to be $11 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals (and in excess of the $11 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our litigation contingencies, see Note 15 Contingencies on page 25 of the Notes to Consolidated Condensed Financial Statements.
Climate Change
Transition Risks
Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gas emissions (GHG), including carbon dioxide. At June 30, 2022, we had 130 production facilities in 17 countries worldwide. Most of our facilities are engaged in manufacturing processes that produce GHG, including carbon dioxide. We also maintain a fleet of over-the-road tractor trailers that emit GHG. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There are certain transition risks (meaning risks related to the process of reducing the Company’s carbon footprint) that could materially affect our business, financial condition, and results of operations. One of these transition risks is the change in laws, policies, and regulations that could impose significant operational and compliance burdens. There continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. To the extent our customers are subject to any of these or other similarly proposed or newly enacted laws and regulations, additional costs by customers to comply with such laws and regulations could impact their ability to operate at similar levels in certain jurisdictions, which could adversely impact their demand for our products and services. Also, if these laws or regulations (including the Securities and Exchange Commission's (SEC) proposed rule regarding climate-related disclosures) impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. Non-compliance with climate change legislative and regulatory requirements could also negatively impact our reputation. To date, however, we have not experienced a material impact from climate change legislative and regulatory efforts.
Other transition risks include (i) market trends that may alter our business opportunities (for instance, potential reduced demand for any product that has a significant GHG footprint); (ii) stakeholder views regarding the reputation of the Company or otherwise; (iii) the cost and implementation of technological changes needed to reduce the Company’s carbon footprint; (iv) credit risks related to potential economic costs associated with transitioning to a low-carbon economy that may affect our cash flow and financial condition; and (v) litigation through shareholder activism, by private plaintiffs, or otherwise. To date, we have not experienced a material impact from any of these risks.
Indirect Consequences of Climate-Related Business Trends
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
Compliance Costs Related to Climate Change
To date, we have not experienced a material increase in climate-related compliance costs. However, evaluating opportunities to reduce our carbon footprint, setting goals for carbon reduction, and measuring performance in achieving those goals are part of our environmental, sustainability, and governance strategy. We are working on completing our first GHG inventory. Once complete, this baseline measurement will inform a long-term GHG reduction strategy, including setting reduction targets and other key areas of performance. This inventory, with a base year of 2019, will cover three years of data and include Scope 1 and Scope 2 carbon dioxide equivalent emissions. If the SEC’s final rule regarding climate-related disclosures requires disclosure or evaluation of Scope 3 emissions, we will expand our inventory to cover these emissions as well. The inventory is being prepared consistent with the GHG Protocol Corporate Accounting and Reporting Standard. We are currently evaluating our GHG reduction strategies but do not have an estimate yet of the capital expenditures or operating costs that may be required to implement these strategies.
Cybersecurity Risks
We rely on information systems to obtain, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process, and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. We also manage our production processes with certain industrial control systems. We have a formal process in place for both incident response and cybersecurity continuous improvement that includes a cross-functional Cybersecurity Oversight Committee. Members of the Cybersecurity Oversight Committee update the Board quarterly on cybersecurity activity, with procedures in place for interim reporting if necessary.
Although we have not experienced any material cybersecurity incidents, we have enhanced our cybersecurity protection efforts over the last few years. We use a third party to periodically benchmark our information security program against the National Institute of Standards and Technology’s Cybersecurity Framework. We provide quarterly cybersecurity training for employees with access to our email and data systems, and we have purchased broad form cyber insurance coverage. Although we believe that our cybersecurity protection systems are adequate, cybersecurity risk has increased due to the COVID-19 pandemic regarding increased remote access, remote work conditions, and associated strain on employees. As such, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure of confidential information. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems, including those resulting from ransomware attached to our industrial control systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damage, damage to our competitiveness, and negative impact on stock price and long-term shareholder value.
Finally, burdens associated with regulatory compliance, including any potential regulations adopted by the SEC regarding cybersecurity disclosure, may increase the Company's costs.

Goodwill Impairment Testing
A significant portion of our assets consists of goodwill, the carrying value of which may be reduced if we determine that those assets are impaired. At June 30, 2022, goodwill represented $1,430 million, or 27%, of our total assets.
Our annual goodwill impairment testing performed in the second quarters of 2022 and 2021 indicated no goodwill impairments. However, fair value exceeded carrying value by less than 100% in 2022 for three reporting units as summarized in the table below:

	Fair value in excess of carrying value		Goodwill
	Goodwill impairment testing as performed in the second quarter 2022	Goodwill impairment testing as performed in the second quarter 2021	As of June 30, 2022
Bedding	54%	171%	$899	million
Work Furniture	78%	85%	$99	million
Aerospace	40%	28%	$66	million
The Bedding reporting unit’s market value decreased primarily because of lower comparable company multiples and higher discount rates. Although the long-term outlook for the Bedding reporting unit remains strong, macro-economic factors also have negatively impacted consumer confidence and spending, which in turn has had an adverse impact on the bedding market's near-term forecast.
Work Furniture's forecast improved compared to last year; sales continue to grow from improving demand in the contract market as companies redesign their footprints and invest in office space, although demand for products sold for residential use is softening. Aerospace’s forecast improved compared to last year, as fabricated duct assemblies are at 2019 levels, and demand for welded and seamless tube products is improving modestly but still below pre-pandemic levels. We expect the industry to return to 2019 demand levels in 2024. Although the Work Furniture and Aerospace reporting units' forecasts improved as compared to last year, their fair values were adversely impacted by lower comparable company multiples and higher discount rates.
We are continuing to monitor all factors impacting these reporting units. If actual results or the long-term outlook of any of our reporting units materially differ from the assumptions and estimates used in the goodwill valuation calculations, we could incur impairment charges. These non-cash charges could have a material negative impact on our earnings.
NEW ACCOUNTING STANDARDS
The FASB has issued accounting guidance effective for the current and future periods. See Note 2 Accounting Standards Updates to the Consolidated Condensed Financial Statements on page 7 for a more complete discussion.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $150 million less than carrying value at June 30, 2022 and approximately $130 million greater than carrying value at December 31, 2021. The fair value of fixed rate debt was based on quoted market prices in an active market. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $1,102 million at June 30, 2022 compared to $1,132 million at December 31, 2021.
Derivative Financial Instruments
We are subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, we utilize derivative instruments (individually or in combinations) to reduce or eliminate these risks. We seek to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is our policy not to speculate using derivative instruments. Information regarding cash flow hedges (including interest rate hedges) and fair value hedges is provided in Note 14 Derivative Financial Instruments beginning on page 23 of the Notes to Consolidated Condensed Financial Statements and is incorporated by reference into this section.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES.
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of June 30, 2022 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of June 30, 2022, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The information in Note 15 Contingencies beginning on page 25 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. Reference is made to Item 3. Legal Proceedings and Note T Contingencies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 22, 2022 and Note 14 in the Notes to Consolidated Condensed Financial Statements in our Form 10-Q filed May 5, 2022.
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
Investing in our securities involves risk. Set forth below and elsewhere in this report are risk factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. We may amend or supplement these Risk Factors from time to time by other reports we file with the Securities and Exchange Commission (SEC).
GEOPOLITICAL RISK FACTORS
The Russian invasion of Ukraine has caused supply chain disruptions and global inflationary impacts that have had, and could continue to have, a negative effect on the demand for our products and our results of operations.
Our Automotive and Adjustable Bed businesses use semiconductors, the production of which uses neon gas. Our Aerospace business uses titanium and nickel in the production of aerospace tubing. Several of our businesses use birch plywood in their products. All of our businesses are subject to energy costs that can be impacted by the supply of oil.
Although we do not have operations in Russia, Belarus, or Ukraine, and we have not had a material amount of sales into these countries, some of our businesses have sourced, directly or indirectly, a portion of their supply chain requirements of nickel, titanium, and birch plywood from Russia. Also, a significant portion of neon gas is produced in Ukraine. Since the invasion began, the prices of these materials have significantly increased. Several countries have imposed economic sanctions against Russia as a result of its military action. The United States, European Union, and G7 countries have also moved to revoke Russia’s “most favored nations” trade status, which has resulted or could result in higher duties on imported products.
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
A significant portion of global production of oil is refined and exported from Russia. Certain countries, including the United States, the United Kingdom, and Canada have banned the import of Russian oil. With less supply, fuel costs have increased, and may continue to increase. This has impacted, and may continue to impact, both our businesses and consumers. Also, there has been a reduction of natural gas exports from Russia to Europe resulting in shortages and higher prices. Higher energy prices have contributed to broader inflationary trends, which have resulted, in some cases, in reduced discretionary consumer spending. If this continues, the demand for our products may be negatively impacted, which would have a negative impact on our sales.
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
FINANCIAL RISK FACTORS
Macro market uncertainties have had, and could further have, an adverse impact on the collection of trade and other notes receivable in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency.
Beginning in early 2020, many of our customers and other third parties were adversely affected by the social and governmental restrictions and limitations related to the COVID-19 pandemic. Because of this, we believed the risk of customer nonpayment increased. As such, in the first quarter of 2020, we increased our allowance for doubtful accounts by $20 million, including $9 million associated with a single customer in our Bedding Products segment (fully reserving the balances for this customer). As 2020 progressed, worldwide conditions stabilized, and our bad debt expense finished at $17 million for the year. While favorable customer payment trends have continued through 2021 and 2022, we recorded $2 million bad debt in the first half of 2022 related to macro market uncertainties and ordinary customer credit reviews.
If our customers continue to be adversely affected by macro market uncertainties, they may suffer significant financial difficulty. Macro market uncertainties may include, but are not limited to, rising interest rates, inflation, increased geopolitical tensions, impacts of the COVID-19 pandemic, and political economic policy changes. As a result, our customers may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these parties. If we are unable to collect trade receivables and other notes receivable on a timely basis, larger provisions for bad debt may be required and result in a negative impact on our earnings, liquidity, cash flow, and financial condition.
Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At June 30, 2022, goodwill and other intangible assets represented $2.1 billion, or 40% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.0 billion, or 20% of total assets.
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
Our annual goodwill impairment testing performed in the second quarter of 2022 and 2021 indicated no goodwill impairments. However, fair value exceeded carrying value by less than 100% for three reporting units as summarized in the table below:

	Fair value in excess of carrying value		Goodwill
	Goodwill impairment testing as performed in the second quarter 2022	Goodwill impairment testing as performed in the second quarter 2021	As of June 30, 2022
Bedding	54%	171%	$899	million
Work Furniture	78%	85%	$99	million
Aerospace	40%	28%	$66	million
The Bedding reporting unit’s market value decreased primarily because of lower comparable company multiples and higher discount rates. Although the long-term outlook for the Bedding reporting unit remains strong, macro-economic factors also have negatively impacted consumer confidence and spending, which in turn has had an adverse impact on the bedding market's near-term forecast.
Work Furniture's forecast improved compared to last year; sales continue to grow from improving demand in the contract market as companies redesign their footprints and invest in office space, although demand for products sold for residential use is softening. Aerospace’s forecast improved compared to last year, as fabricated duct assemblies are at 2019 levels, and demand for welded and seamless tube products is improving modestly but still below pre-pandemic levels. We expect the industry to return to 2019 demand levels in 2024. Although the Work Furniture and Aerospace reporting units' forecasts improved as compared to last year, their fair values were adversely impacted by lower comparable company multiples and higher discount rates.
We are continuing to monitor all factors impacting these reporting units. If actual results or the long-term outlook of any of our reporting units materially differ from the assumptions and estimates used in the goodwill valuation calculations, we could incur impairment charges. These non-cash charges could have a material negative impact on our earnings.
We may not be able to realize deferred tax assets on our balance sheet depending upon the amount and source of future taxable income.
Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. As of June 30, 2022, we had $115 million of deferred tax assets ($130 million less a $15 million valuation allowance). After netting of deferred tax liabilities, the net amount presented within Sundry assets on our Consolidated Condensed Balance Sheet is $8 million. It is possible the amount and source of our taxable income could materially change in the future. Particularly, our mix of earnings by taxing jurisdiction may materially change in that we may have more or less taxable income generated in North America, Europe, or Asia as compared to prior years. This change may impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.
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
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. In 2021, chemical prices inflated due to robust demand and shortages from severe weather, supplier production disruptions, port delays, and logistics challenges. The supply shortages in 2021 resulted in significant restrictions by producers. Late in 2021 and into the first half of 2022, chemical prices leveled off as supply availability improved. We import certain chemicals to supplement domestic supply, but port delays and logistics issues could limit access to those products. If we are unable to obtain the chemicals or pass the cost along to our customers, our results of operations may be negatively impacted.
Currently there is a shortage of semiconductors in the automotive industry. Automotive OEMs and other suppliers have not been able to secure an adequate supply of semiconductors, and as a result have reduced or completely shut down their production of some automobiles or parts, which in turn has reduced our sale of products. Consumer demand remains strong, but the semiconductor shortage has pushed vehicle inventory to very low levels. Our Automotive Group uses the semiconductors in seat comfort products, and to a lesser extent in motors and actuators. Although our Automotive Group has been able to obtain an adequate supply of semiconductors, we are dependent on our suppliers to deliver these semiconductors in accordance with our production schedule. A shortage of the semiconductors, either to us, the automotive OEMs, or our suppliers, can disrupt our operations and our ability to deliver products to our customers. The shortage of semiconductors is also impacting our Adjustable Bed business unit. If we, our customers, or our suppliers cannot secure an adequate supply of semiconductors, this may negatively impact our sales, earnings, and financial condition.
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
We have 130 production facilities in 17 different countries, primarily in North America, Europe, and Asia. We rely on several on-premise and cloud-based computerized systems and networks to obtain, secure, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our production facilities. We receive, process, manufacture, and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payments to our vendors. We also manage our production processes with certain industrial control systems. We also have risk associated with the network connectivity and systems for consolidated reporting. Technology failures or security breaches of a new or existing infrastructure, including our industrial control systems, could impede normal operations, create system disruptions, or create unauthorized disclosure of confidential information.
We have a formal process in place for both incident response and cybersecurity continuous improvement that includes a cross-functional Cybersecurity Oversight Committee. Members of the Cybersecurity Oversight Committee update the Board of Directors quarterly on cybersecurity activity, with procedures in place for interim reporting if necessary.
Although we have not experienced any material technology failures or cybersecurity breaches, we have enhanced our cybersecurity protection efforts over the last few years and continue to do so. We use a third party to periodically benchmark our information security program against the National Institute of Standards and Technology’s Cybersecurity Framework. We provide quarterly cybersecurity training for employees with access to our email and data systems, and we have purchased broad-form cyber insurance coverage. Although we believe that our cybersecurity protection systems are adequate, cybersecurity risk has increased due to the COVID-19 pandemic regarding increased remote access, remote work conditions, and associated strain on employees. As such, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure of confidential information. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems, including those resulting from ransomware attached to our industrial control systems. If this occurs, our operations could be disrupted, or we may suffer financial loss because of lost or misappropriated information. Also, we may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damages, proprietary and confidentiality impacts, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value.
REGULATORY RISK FACTORS
Climate change transition risks, including change in laws and regulations, and impacts from climate change could negatively impact our business, capital expenditures, results of operations, financial condition, competitive position, and reputation.
Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gas emissions (GHG), including carbon dioxide. At June 30, 2022, we had 130 production facilities in 17 countries worldwide. Most of our facilities are engaged in manufacturing processes that produce GHG, including carbon dioxide. We also maintain a fleet of over-the-road tractor trailers that emit GHG. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There are certain transition risks (meaning risks related to the process of reducing the Company’s carbon footprint) that could materially affect our business, financial condition, and results of operations. One of these transition risks is the change in laws, policies, and regulations that could impose significant operational and compliance burdens. There continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. To the extent our customers are subject to any of these or other similarly proposed or newly enacted laws and regulations, additional costs by customers to comply with such laws and regulations could impact their ability to operate at similar levels in certain jurisdictions, which could adversely impact their demand for our products and services. Also, if these laws or regulations (including the SEC's proposed rule regarding climate-related disclosures) impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. Non-compliance with climate change legislative and regulatory requirements could also negatively impact our reputation. To date, however, we have not experienced a material impact from climate change legislative and regulatory efforts.

Other transition risks include (i) market trends that may alter our business opportunities (for instance, potential reduced demand for any product that has a significant GHG footprint); (ii) stakeholder views regarding the reputation of the Company or otherwise; (iii) the cost and implementation of technological changes needed to reduce the Company’s carbon footprint; (iv) credit risks related to potential economic costs associated with transitioning to a low-carbon economy that may affect our cash flow and financial condition; and (v) litigation through shareholder activism, by private plaintiffs, or otherwise. To date, we have not experienced a material impact from any of these risks.
In 2020 and 2021, we experienced (due to severe weather impacts) supply shortages in chemicals which restricted foam supply. The restriction of foam supply constrained overall mattress production in the bedding industry and reduced our production levels. The cost of chemicals and foam also increased due to the shortages. However, supply availability improved in late fourth quarter of 2021. If we are unable to secure an adequate supply of chemicals and foam, or the cost of these raw materials materially increases, it could have a negative impact on our business, results of operations, and financial condition. Also, severe weather impacts could have a negative effect on our customers' payments which could result in increased bad debt expense.
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
Although we deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have recorded an immaterial aggregate litigation contingency accrual at June 30, 2022. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies are estimated to be $11 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $11 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see Note 15 Contingencies on page 25 of the Notes to Consolidated Condensed Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
April 2022	—	$—	—	9,592,748
May 2022	236,123	$36.17	236,123	9,356,625
June 2022	764,400	$34.63	764,400	8,592,225
Total	1,000,523	$34.99	1,000,523

1    This number does not include shares withheld for taxes on stock unit conversions, as well as forfeitures of stock units, all of which totaled 8,089 shares for the second quarter of 2022. The average price paid per share including these shares was $35.01.

2    On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and remained in force until repealed by the Board of Directors. On February 22, 2022, the Board repealed the August 4, 2004 resolution but re-adopted the resolutions with minor administrative changes providing for the same authority, which will remain in force until repealed by the Board. This standing authorization was again reported in the Annual Report on Form 10-K for the year ended December 31, 2021, filed February 22, 2022. As such, effective January 1, 2022, the Company was authorized by the Board of Directors to repurchase up to 10 million shares in 2022. No specific repurchase schedule has been established.

ITEM 6.	EXHIBITS.
        EXHIBIT INDEX

Exhibit No.	Description

10.1
Time Sharing Agreement between the Company and J. Mitchell Dolloff, dated April 6, 2022, filed April 8, 2022 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

31.1*	Certification of J. Mitchell Dolloff, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2022

31.2*	Certification of Jeffrey L. Tate, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2022

32.1**	Certification of J. Mitchell Dolloff, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2022

32.2**	Certification of Jeffrey L. Tate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2022

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*,***	Inline XBRL Taxonomy Extension Schema

101.CAL*,***	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*,***	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*,***	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*,***	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Denotes filed herewith.
**	Denotes furnished herewith.
***	Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at June 30, 2022 and December 31, 2021; (ii) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2022 and June 30, 2021; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and June 30, 2021; (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2022 and June 30, 2021; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: August 4, 2022	By:	/s/ J. MITCHELL DOLLOFF
J. Mitchell Dolloff President and Chief Executive Officer

DATE: August 4, 2022	By:	/s/ JEFFREY L. TATE
Jeffrey L. Tate Executive Vice President and Chief Financial Officer