Form 10-Q
period 2022-09-30
LEGGETT & PLATT INC
filed 2022-11-03
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of October 26, 2022: 132,577,397

LEGGETT & PLATT, INCORPORATED
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: projections of Company revenue, income, earnings, capital expenditures, dividends, capital structure, cash flows from operations, cash repatriation, restructuring-related costs, tax impacts, effective tax rate, maintenance of indebtedness under the commercial paper program, litigation exposure, acquisitions, industry demand projections, the amount of share repurchases, impact of accounts receivable and payable programs, defined benefit plan contributions, collectability of receivables, cost of property insurance, or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance; possible goodwill or other asset impairment, access to liquidity, compliance with debt covenant requirements, raw material availability and pricing, supply chain disruptions, labor, semiconductor and chemical shortages, inventory levels, customer requirements, climate-related effects, and the underlying assumptions relating to forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” “project,” “should,” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.
Any forward-looking statement reflects only the beliefs of the Company at the time the statement is made. Because all forward-looking statements deal with the future, they are subject to risks, uncertainties, and developments which might cause actual events or results to differ materially from those envisioned or reflected in any forward-looking statement. Moreover, we do not have, and do not undertake, any duty to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement was made. For all of these reasons, forward-looking statements should not be relied upon as a prediction of actual future events, objectives, strategies, trends, or results.
Readers should review Item 1A Risk Factors in our Form 10-K filed February 22, 2022 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties, and developments which may affect our future operations or our performance, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

•the adverse impact on our semiconductor, natural gas, titanium, nickel and birch plywood supply chains, energy availability and costs, and global inflationary impacts from the Russian invasion of Ukraine;
•the adverse impact of delays and non-delivery of raw materials, parts, and finished products in our supply chain (including chemicals and semiconductors) from severe weather-related events, natural disaster, fire or explosion, terrorism, pandemics (such as COVID-19), government action, labor strikes or shutdowns at delivery ports, losses due to tampering, third-party vendor issues with quality, failure by our suppliers to comply with applicable laws and regulations, potential tariffs or other trade restrictions, or other reasons beyond our control;
•the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries as impacted by macroeconomic factors;
•our manufacturing facilities’ ability to remain fully operational, obtain necessary raw materials and parts, maintain appropriate labor levels, and ship finished products to customers;
•our ability to collect trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency;
•impairment of goodwill and long-lived assets;
•impacts of the COVID-19 pandemic, including the length and severity of the pandemic, the percentage of the population vaccinated, and the effectiveness of any vaccines against new variants;
•our ability to maintain and grow the profitability of acquired companies;
•the timing and amount of share repurchases;
•our ability to comply with new climate change laws and regulations, the cost of such laws and regulations, and market, technological and reputational impacts from climate change;
•the direct and indirect physical effects of climate change on our operations and results;
•restructuring and related costs;
•increases or decreases in our capital needs, which may vary depending on acquisition or divestiture activity;
•our ability to borrow under our credit facility, including our ability to comply with the restrictive covenants in our credit facility that may limit our operational flexibility and our ability to timely pay our debt;
•our ability to manage working capital;
•adverse changes in consumer confidence, housing turnover, employment levels, interest rates, trends in capital spending, and the like;
•factors that could impact raw materials and other costs, including the availability and pricing of steel scrap and rod, chemicals, semiconductors, the availability of, and ability to retain, an adequate labor force, wage rates, and energy costs;

•our ability to pass along raw material cost increases through increased selling prices;
•price and product competition from foreign (particularly Asian and European) and domestic competitors;
•our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;
•our ability to access the commercial paper market;
•adverse changes in political risk and U.S. or foreign laws, regulations, or legal systems (including tax law changes and trade costs);
•cash generation sufficient to pay the dividend;
•our ability to realize deferred tax assets on our balance sheet;
•cash repatriation from foreign accounts;
•tariffs imposed by the U.S. government that result in increased costs of imported raw materials and products that we purchase;
•the disruption of the semiconductor industry from conflict between China and Taiwan and/or U.S. export controls against China;
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
•litigation risks related to various contingencies including antitrust, intellectual property, contract disputes, product liability and warranty, taxation, climate change, environmental, and workers’ compensation expense;
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
•the effectiveness and enforcement of antidumping and countervailing duties on the import of innersprings, steel wire rod, and finished mattresses; and
•our ability to comply with privacy and data protection regulations.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	September 30, 2022	December 31, 2021
CURRENT ASSETS
Cash and cash equivalents	$226.2	$361.7
Trade receivables, net	675.8	620.0
Other receivables, net	54.5	31.5
Total receivables, net	730.3	651.5
Inventories	976.0	993.2
Prepaid expenses and other current assets	68.5	58.9
Total current assets	2,001.0	2,065.3
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,397.0	1,435.0
Buildings and other	772.5	772.1
Land	42.5	44.1
Total property, plant and equipment	2,212.0	2,251.2
Less accumulated depreciation	1,470.8	1,469.7
Net property, plant and equipment	741.2	781.5
OTHER ASSETS
Goodwill	1,449.6	1,449.6
Other intangibles, less accumulated amortization of $337.0 and $298.1 as of September 30, 2022 and December 31, 2021, respectively	689.1	707.8
Operating lease right-of-use assets	190.8	192.6
Sundry	103.5	110.5
Total other assets	2,433.0	2,460.5
TOTAL ASSETS	$5,175.2	$5,307.3
CURRENT LIABILITIES
Current maturities of long-term debt	$7.4	$300.6
Current portion of operating lease liabilities	44.7	44.5
Accounts payable	512.5	613.8
Accrued expenses	277.6	284.6
Other current liabilities	122.8	92.2
Total current liabilities	965.0	1,335.7
LONG-TERM LIABILITIES
Long-term debt	2,133.6	1,789.7
Operating lease liabilities	151.1	153.0
Other long-term liabilities	147.2	162.9
Deferred income taxes	215.5	217.4
Total long-term liabilities	2,647.4	2,323.0
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	564.8	557.9
Retained earnings	3,053.0	2,973.0
Accumulated other comprehensive loss	(174.1)	(38.3)
Treasury stock	(1,883.5)	(1,846.6)
Total Leggett & Platt, Inc. equity	1,562.2	1,648.0
Noncontrolling interest	.6	.6
Total equity	1,562.8	1,648.6
TOTAL LIABILITIES AND EQUITY	$5,175.2	$5,307.3
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions, except per share data)	2022	2021	2022	2021
Net trade sales	$3,950.9	$3,739.7	$1,294.4	$1,319.2
Cost of goods sold	3,184.7	2,966.8	1,063.9	1,063.1
Gross profit	766.2	772.9	230.5	256.1
Selling and administrative expenses	317.5	322.5	100.4	103.6
Amortization of intangibles	50.0	51.6	16.6	17.8
Net gain from sale of assets and businesses	(1.6)	(29.5)	(.3)	(.9)
Other expense (income), net	6.5	(15.5)	.6	(8.6)
Earnings before interest and income taxes	393.8	443.8	113.2	144.2
Interest expense	62.3	57.8	20.5	19.0
Interest income	3.1	2.3	.8	.6
Earnings before income taxes	334.6	388.3	93.5	125.8
Income taxes	77.5	91.3	22.0	28.6
Net earnings	257.1	297.0	71.5	97.2
(Earnings) attributable to noncontrolling interest, net of tax	(.1)	(.1)	(.1)	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$257.0	$296.9	$71.4	$97.2
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.89	$2.18	$.53	$.71
Diluted	$1.88	$2.17	$.52	$.71

Weighted average shares outstanding
Basic	136.2	136.2	135.7	136.4
Diluted	136.6	136.7	136.1	136.9
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions)	2022	2021	2022	2021
Net earnings	$257.1	$297.0	$71.5	$97.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(131.5)	(16.5)	(61.7)	(15.7)
Cash flow hedges	(6.0)	10.5	(4.2)	8.3
Defined benefit pension plans	1.6	2.7	.9	1.0
Other comprehensive income (loss)	(135.9)	(3.3)	(65.0)	(6.4)
Comprehensive income (loss)	121.2	293.7	6.5	90.8
Add: comprehensive loss attributable to noncontrolling interest	—	(.1)	—	—
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$121.2	$293.6	$6.5	$90.8
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2022	2021
OPERATING ACTIVITIES
Net earnings	$257.1	$297.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	82.9	87.4
Amortization of intangibles and supply agreements	51.4	53.4
Increase (decrease) in provision for losses on accounts and notes receivable	2.1	(2.3)
Writedown of inventories	9.0	10.8
Net gain from sales of assets and businesses	(1.6)	(29.5)
Deferred income tax (benefit) expense	(12.4)	.8
Stock-based compensation	25.0	28.4
Other, net	(4.3)	2.3
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(108.7)	(124.6)
Inventories	16.4	(278.3)
Other current assets	(3.2)	(10.8)
Accounts payable	(97.8)	55.9
Accrued expenses and other current liabilities	(21.6)	(10.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	194.3	80.4
INVESTING ACTIVITIES
Additions to property, plant and equipment	(65.5)	(75.8)
Purchases of companies, net of cash acquired	(62.5)	(152.3)
Proceeds from sales of assets and businesses	3.0	38.6
Other, net	(.4)	.6
NET CASH USED FOR INVESTING ACTIVITIES	(125.4)	(188.9)
FINANCING ACTIVITIES
Additions to long-term debt	2.0	—
Payments on long-term debt	(300.9)	(306.6)
Change in commercial paper and short-term debt	351.8	471.5
Dividends paid	(170.8)	(162.3)
Issuances of common stock	—	3.1
Purchases of common stock	(60.3)	(9.7)
Other, net	(1.1)	(1.2)
NET CASH USED FOR FINANCING ACTIVITIES	(179.3)	(5.2)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(25.1)	(.5)
DECREASE IN CASH AND CASH EQUIVALENTS	(135.5)	(114.2)
CASH AND CASH EQUIVALENTS—January 1,	361.7	348.9
CASH AND CASH EQUIVALENTS—September 30,	$226.2	$234.7
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
Accounts Receivable and Accounts Payable Programs
We participate in trade receivables sales programs in combination with certain customers and third-party banking institutions. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $45.0 and $35.0 of trade receivables that were sold and removed from our Consolidated Condensed Balance Sheets at September 30, 2022 and December 31, 2021, respectively.
We sometimes utilize third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The accounts payable associated with the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $80.0 at September 30, 2022 and $130.0 at December 31, 2021.
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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Bedding Products
Bedding Group	$1,833.9	$1,808.6	$582.0	$664.1

Specialized Products
Automotive Group	631.2	591.0	222.2	187.6
Aerospace Products Group	88.9	74.9	29.1	25.0
Hydraulic Cylinders Group	95.4	69.0	40.0	23.0
	815.5	734.9	291.3	235.6

Furniture, Flooring & Textile Products
Home Furniture Group	316.8	309.5	91.8	110.6
Work Furniture Group	247.7	205.3	77.2	72.7
Flooring & Textile Products Group	737.0	681.4	252.1	236.2
	1,301.5	1,196.2	421.1	419.5
	$3,950.9	$3,739.7	$1,294.4	$1,319.2
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
A summary of segment results is shown in the following tables.

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Three Months Ended September 30, 2022
Bedding Products	$582.0	$8.8	$590.8	$43.9	$25.7
Specialized Products	291.3	.5	291.8	31.3	9.7
Furniture, Flooring & Textile Products	421.1	3.8	424.9	38.3	5.7
Intersegment eliminations and other [2]				(.3)	3.0
	$1,294.4	$13.1	$1,307.5	$113.2	$44.1
Three Months Ended September 30, 2021
Bedding Products	$664.1	$11.4	$675.5	$81.1	$27.3
Specialized Products	235.6	1.0	236.6	22.4	11.7
Furniture, Flooring & Textile Products	419.5	3.2	422.7	41.1	6.0
Intersegment eliminations and other [2]				(.4)	1.6
	$1,319.2	$15.6	$1,334.8	$144.2	$46.6

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Nine Months Ended September 30, 2022
Bedding Products	$1,833.9	$32.2	$1,866.1	$189.2	$78.1
Specialized Products	815.5	1.8	817.3	73.0	30.4
Furniture, Flooring & Textile Products	1,301.5	11.9	1,313.4	132.3	17.5
Intersegment eliminations and other [2]				(.7)	8.3
	$3,950.9	$45.9	$3,996.8	$393.8	$134.3
Nine Months Ended September 30, 2021
Bedding Products [3]	$1,808.6	$32.4	$1,841.0	$245.3	$79.8
Specialized Products	734.9	2.6	737.5	85.0	35.0
Furniture, Flooring & Textile Products	1,196.2	10.1	1,206.3	114.1	18.1
Intersegment eliminations and other [2]				(.6)	7.9
	$3,739.7	$45.1	$3,784.8	$443.8	$140.8
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

	September 30, 2022	December 31, 2021
Bedding Products	$946.7	$836.0
Specialized Products	337.1	316.7
Furniture, Flooring & Textile Products	425.6	373.5
Average current liabilities included in segment numbers above	806.7	814.1
Unallocated assets [1]	2,648.0	2,828.5
Difference between average assets and period-end balance sheet	11.1	138.5
Total assets	$5,175.2	$5,307.3

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

2022
Fair Value over Carrying Value divided by Carrying Value	September 30, 2022 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$100.5	3.7% - 8.5%	3.0%	11.8%
50% - 100% [2]	989.5	2.6 - 4.8	3.0	10.3
101% - 300%	243.6	1.4 - 2.6	3.0	9.8 - 10.3
Greater than 300%	116.0	8.2	3.0	11.8
	$1,449.6	1.4% - 8.5%	3.0%	9.8% - 11.8%

2021
Fair Value over Carrying Value divided by Carrying Value	December 31, 2021 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$67.5	7.8%	3.0%	10.0%
50% - 100% [2]	101.0	5.5	3.0	9.0
101% - 300%	1,086.9	3.1 - 3.3	3.0	8.0 - 8.5
Greater than 300%	194.2	2.9 - 10.4	3.0	9.0
	$1,449.6	2.9% - 10.4%	3.0%	8.0% - 10.0%
1     This category includes two reporting units (Aerospace and Hydraulic Cylinders) for 2022 and the Aerospace unit for 2021.
•The fair value of our Aerospace reporting unit exceeded its carrying value by 40% at our second quarter 2022 testing date as compared to 28% in 2021. Goodwill associated with the Aerospace reporting unit was $65.5 at September 30, 2022 and $67.5 at December 31, 2021.
•The fair value of the Hydraulic Cylinders reporting unit exceeded its carrying value by 32% as of our second quarter 2022 testing date, compared to 86% in 2021. At the time of our annual goodwill impairment testing in both 2022 and 2021, there was no goodwill associated with this reporting unit, but an August 2022 acquisition (see Note 9) added goodwill. At September 30, 2022 the goodwill balance was $35.0.
2     This category includes two reporting units (Work Furniture and Bedding) for 2022 and the Work Furniture unit for 2021.
•The fair value of our Work Furniture reporting unit exceeded its carrying value by 78% at our second quarter 2022 testing date as compared to 85% in 2021. Goodwill associated with the Work Furniture reporting unit was $96.9 at September 30, 2022 and $101.0 at December 31, 2021.
•The fair value of our Bedding reporting unit exceeded its carrying value by 54% at our second quarter 2022 testing date as compared to 171% in 2021. Goodwill associated with the Bedding reporting unit was $892.6 at September 30, 2022 and $908.3 at December 31, 2021.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6. EARNINGS PER SHARE (EPS)
Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Net earnings
Net earnings	$257.1	$297.0	$71.5	$97.2
(Earnings) attributable to noncontrolling interest, net of tax	(.1)	(.1)	(.1)	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$257.0	$296.9	$71.4	$97.2

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	136.2	136.2	135.7	136.4
Dilutive effect of stock-based compensation	.4	.5	.4	.5
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	136.6	136.7	136.1	136.9

Basic and diluted EPS:
Basic EPS attributable to Leggett & Platt common shareholders	$1.89	$2.18	$.53	$.71

Diluted EPS attributable to Leggett & Platt common shareholders	$1.88	$2.17	$.52	$.71

Other information:
Anti-dilutive shares excluded from diluted EPS computation	.4	.1	.4	.2

Cash dividends declared per share	$1.30	$1.24	$.44	$.42

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	September 30, 2022			December 31, 2021
	Current	Long-term	Total	Current	Long-term	Total
Trade accounts receivable [1]	$692.5	$—	$692.5	$634.2	$—	$634.2
Trade notes receivable	.4	.1	.5	.7	.2	.9
Total trade receivables	692.9	.1	693.0	634.9	.2	635.1
Other notes receivable [1]	—	22.5	22.5	.7	22.5	23.2
Taxes receivable, including income taxes	2.1	—	2.1	4.3	—	4.3
Value-added taxes recoverable [2]	41.8	—	41.8	14.5	—	14.5
Other receivables	10.6	—	10.6	12.0	—	12.0
Subtotal other receivables	54.5	22.5	77.0	31.5	22.5	54.0
Total trade and other receivables	747.4	22.6	770.0	666.4	22.7	689.1
Allowance for doubtful accounts:
Trade accounts receivable [1]	(17.0)	—	(17.0)	(14.9)	—	(14.9)
Trade notes receivable	(.1)	—	(.1)	—	(.1)	(.1)
Total trade receivables	(17.1)	—	(17.1)	(14.9)	(.1)	(15.0)
Other notes receivable [1]	—	(21.4)	(21.4)	—	(22.0)	(22.0)
Total allowance for doubtful accounts	(17.1)	(21.4)	(38.5)	(14.9)	(22.1)	(37.0)
Total net receivables	$730.3	$1.2	$731.5	$651.5	$.6	$652.1
1 The “Trade accounts receivable” and “Other notes receivable” line items above include an aggregate of $21.6 ($21.4 for the note and $.2 for the trade receivable) and $22.5 ($22.0 for the note and $.5 for the trade receivable) as of September 30, 2022 and December 31, 2021, respectively, from a customer that has experienced continued financial difficulty and liquidity problems. The balances for this customer were fully reserved for all periods presented.
2 Our value-added taxes recoverable have increased $27.3 since December 31, 2021, primarily as a result of refund delays from the Mexican government.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2021	Add: Charges	Less: Net Charge-offs/ (Recoveries) and Other	Balance at September 30, 2022
Trade accounts receivable	$14.9	$2.7	$.6	$17.0
Trade notes receivable	.1	—	—	.1
Total trade receivables	15.0	2.7	.6	17.1
Other notes receivable	22.0	(.6)	—	21.4
Total allowance for doubtful accounts	$37.0	$2.1	$.6	$38.5

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. STOCK-BASED COMPENSATION
The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Executive Stock Unit (ESU) program contributions	$2.6	$.6	$3.4	$.6
Discounts on various stock awards:
Deferred Stock Compensation Program	1.2	—	1.4	—
ESU program	1.0	—	1.1	—
Discount Stock Plan	.6	—	.7	—
Performance Stock Unit (PSU) awards: [1]
PSU - TSR based 1A	1.9	.5	2.3	.6
PSU - EBIT CAGR based 1B	(.4)	(.9)	4.7	5.0
Restricted Stock Unit (RSU) awards	8.5	—	7.2	—
Other, primarily non-employee directors restricted stock	1.4	—	.3	—
Total stock-related compensation expense	16.8	$.2	21.1	$6.2
Employee contributions for above stock plans	8.2		7.3
Total stock-based compensation	$25.0		$28.4

Tax benefits on stock-based compensation expense	$4.1		$5.1
Tax benefits on stock-based compensation payments	.6		3.4
Total tax benefits associated with stock-based compensation	$4.7		$8.5

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Executive Stock Unit (ESU) program contributions	$.4	$.2	$1.0	$.3
Discounts on various stock awards:
Deferred Stock Compensation Program	.4	—	.6	—
ESU program	.3	—	.5	—
Discount Stock Plan	.2	—	.2	—
Performance Stock Unit (PSU) awards: [1]
PSU - TSR based 1A	.6	.2	.8	(.6)
PSU - EBIT CAGR based 1B	(1.6)	(1.4)	1.5	.5
Restricted Stock Unit (RSU) awards	.9	—	.8	—
Other, primarily non-employee directors restricted stock	.4	—	.1	—
Total stock-related compensation expense (income)	1.6	$(1.0)	5.5	$.2
Employee contributions for above stock plans	2.7		2.6
Total stock-based compensation	$4.3		$8.1

Tax benefits on stock-based compensation expense	$.4		$1.3
Tax benefits on stock-based compensation payments	—		.2
Total tax benefits associated with stock-based compensation	$.4		$1.5

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
1A PSU - TSR based
PSU awards are based 50% upon our TSR compared to a peer group. A small number of PSU awards are based 100% upon relative TSR for certain business unit employees to complement their particular mix of incentive compensation. Grant date fair values are calculated using a Monte Carlo simulation of stock and volatility data for Leggett & Platt, Incorporated and each of the peer companies. Grant date fair values are amortized using the straight-line method over the three-year vesting period.
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
1B PSU - EBIT CAGR based
PSU awards are based 50% upon our, or the applicable profit center's, EBIT CAGR. Grant date fair values are calculated using the grant date stock price discounted for dividends over the vesting period. Expense is adjusted every quarter over the three-year vesting period based on the number of shares expected to vest.
The EBIT CAGR component of the PSU awards contain the following conditions:
•A service requirement—Awards generally “cliff” vest three years following the grant date; and
•A performance condition—Awards are based on achieving specified EBIT CAGR performance targets for the total company's, or the applicable profit center's, EBIT during the third year of the performance period compared to EBIT during the fiscal year immediately preceding the performance period. Participants will earn from 0% to 200% of the base award.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Below is a summary of shares and grant date fair value related to PSU awards for the periods presented:

	Nine Months Ended September 30,
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Accounts receivable	$30.4	$20.7
Inventory	36.5	17.4
Property, plant and equipment	5.8	15.3
Goodwill	35.9	76.9
Other intangible assets:
Customer relationships (15-year life)	39.5	45.5
Technology (8 to 15-year life)	5.0	18.6
Trademarks and trade names (15 to 20-year life)	1.2	6.6
Non-compete agreements and other (1 to 10-year life)	1.2	2.7
Other current and long-term assets	5.8	5.5
Current liabilities	(51.9)	(40.8)
Deferred income taxes	(16.7)	(10.9)
Other long-term liabilities	(2.6)	(4.7)
Fair value of net identifiable assets	90.1	152.8
Less: Additional contingent consideration payable	27.6	.5
Net cash consideration	$62.5	$152.3
The following table summarizes acquisitions for the periods presented.

Nine Months Ended	Number of Acquisitions	Segment	Product/Service
September 30, 2022	2	Furniture, Flooring & Textile Products	Converter and distributor of construction fabrics for the furniture and bedding industries;
		Specialized Products	Manufacturer of hydraulic cylinders for heavy construction machinery;
September 30, 2021	3	Bedding Products	Manufacturer of specialty foam for the bedding and furniture industries;
		Furniture, Flooring & Textile Products	Manufacturer of bent metal tubing for furniture used in office, residential, and other settings;
		Specialized Products	Manufacturer of high-pressure and high-temperature ducting, flexible joints and components
We are finalizing all of the information required to complete the purchase price allocations related to the most recent acquisitions and updated information will be reported as a measurement period adjustment in future quarters.
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
Certain of our acquisition agreements provide for additional contingent consideration to be paid based upon analysis of the closing balance sheet and if the acquired company's performance exceeds certain targeted levels through December 31, 2025. Such additional consideration will be paid in cash and the liability is recorded at discounted fair value at the acquisition date. The range of the undiscounted amounts we could be required to pay is currently estimated to be between $9.0 and $58.0. Components of the liability are based on estimates and contingent upon future events, therefore, the amounts may fluctuate materially until the payment dates. At September 30, 2022 our liability for these future payments was $27.0 ($11.0 current and $16.0 long-term). Subsequent remeasurement of the estimate will be recorded in "Other expense (income), net" in the Consolidated Condensed Statements of Operations.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
A brief description of our acquisition activity during the periods presented is included below.
2022
We acquired two businesses:
•A converter and distributor of construction fabrics and other supply items for the furniture and bedding industries. This acquisition became a part of our Furniture, Flooring & Textile Products segment. The acquisition date was August 22. The purchase price was $2.3, with total goodwill of $.1.
•A leading global manufacturer of hydraulic cylinders for heavy construction machinery. This business has manufacturing locations in Germany and China and a distribution facility in the United States. This acquisition expands the capabilities of our hydraulic cylinder business to grow our presence in engineered industrial components and operates within our Specialized Products segment. The acquisition date was August 26. The purchase price was $87.8, with total goodwill of $35.8.
2021
We acquired three businesses:
•A specialty foam and finished mattress manufacturer serving the United Kingdom (UK) and Irish marketplace with two manufacturing facilities in the Dublin area. This acquisition became a part of our Bedding Products segment. The acquisition date was June 4. Following the recording of measurement period adjustments subsequent to third quarter 2021 shown above, the final purchase price was $119.7, with total goodwill of $58.3.
•A Polish manufacturer of bent metal tubing for furniture used in office, residential, and other settings. This acquisition became a part of our Furniture, Flooring & Textile Products segment. The acquisition date was May 31. Following the recording of measurement period adjustments subsequent to third quarter 2021 shown above, the final purchase price was $5.4, with total goodwill of $4.4.
•A UK manufacturer specializing in metallic ducting systems, flexible joints, and components for space, military, and commercial applications. This acquisition expands the capabilities of our aerospace products business to include flexible joint fabrication and operates within our Specialized Products segment. The acquisition date was January 30. Following the recording of measurement period adjustments subsequent to third quarter 2021 shown above, the final purchase price was $27.7, with total goodwill of $8.5.
10. INVENTORIES
The following table recaps the components of inventory for each period presented:

	September 30, 2022	December 31, 2021
Finished goods	$415.8	$429.1
Work in process	75.3	66.9
Raw materials and supplies	484.9	497.2
Inventories	$976.0	$993.2
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
11. EMPLOYEE BENEFIT PLANS
We expect to contribute approximately $3.0 to our defined benefit pension plans in 2022.
The following table provides interim information as to our defined benefit pension plans:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Components of net pension expense
Service cost	$3.9	$3.8	$1.2	$1.3
Interest cost	5.0	4.5	1.7	1.5
Expected return on plan assets	(9.9)	(9.5)	(3.3)	(3.2)
Recognized net actuarial loss	2.0	3.9	.6	1.3
Net pension expense	$1.0	$2.7	$.2	$.9

The components of net pension expense, other than the service cost component, are included in the line item “Other expense (income), net” in the Consolidated Condensed Statements of Operations.
12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2022
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, July 1, 2022	$1,614.6	$3,041.3	$563.3	$(1,881.4)	$.6	$(109.2)
Net earnings	71.5	71.4	—	—	.1	—
Dividends declared (See Note 6)	(58.4)	(59.7)	1.3	—	—	—
Treasury stock purchased	(3.5)	—	—	(3.5)	—	—
Treasury stock issued	1.4	—	—	1.4	—	—
Foreign currency translation adjustments	(61.7)	—	—	—	(.1)	(61.6)
Cash flow hedges, net of tax	(4.2)	—	—	—	—	(4.2)
Defined benefit pension plans, net of tax	.9	—	—	—	—	.9
Stock-based compensation transactions, net of tax	2.2	—	2.2	—	—	—
Ending balance, September 30, 2022	$1,562.8	$3,053.0	$566.8	$(1,883.5)	$.6	$(174.1)

	Three Months Ended September 30, 2021
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, July 1, 2021	$1,536.0	$2,885.0	$548.6	$(1,850.1)	$1.8	$(49.3)
Net earnings	97.2	97.2	—	—	—	—
Dividends declared (See Note 6)	(56.1)	(57.4)	1.3	—	—	—
Treasury stock purchased	(.3)	—	—	(.3)	—	—
Treasury stock issued	1.9	—	(.5)	2.4	—	—
Foreign currency translation adjustments	(15.7)	—	—	—	—	(15.7)
Cash flow hedges, net of tax	8.3	—	—	—	—	8.3
Defined benefit pension plans, net of tax	1.0	—	—	—	—	1.0
Stock-based compensation transactions, net of tax	5.3	—	5.3	—	—	—
Ending balance, September 30, 2021	$1,577.6	$2,924.8	$554.7	$(1,848.0)	$1.8	$(55.7)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine Months Ended September 30, 2022
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2022	$1,648.6	$2,973.0	$559.9	$(1,846.6)	$.6	$(38.3)
Net earnings	257.1	257.0	—	—	.1	—
Dividends declared (See Note 6)	(173.1)	(177.0)	3.9	—	—	—
Treasury stock purchased	(60.3)	—	—	(60.3)	—	—
Treasury stock issued	8.3	—	(15.1)	23.4	—	—
Foreign currency translation adjustments	(131.5)	—	—	—	(.1)	(131.4)
Cash flow hedges, net of tax	(6.0)	—	—	—	—	(6.0)
Defined benefit pension plans, net of tax	1.6	—	—	—	—	1.6
Stock-based compensation transactions, net of tax	18.1	—	18.1	—	—	—
Ending balance, September 30, 2022	$1,562.8	$3,053.0	$566.8	$(1,883.5)	$.6	$(174.1)

	Nine Months Ended September 30, 2021
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2021	$1,425.1	$2,797.2	$545.2	$(1,865.4)	$.5	$(52.4)
Net earnings	297.0	296.9	—	—	.1	—
Dividends declared (See Note 6)	(165.4)	(169.3)	3.9	—	—	—
Treasury stock purchased	(12.1)	—	—	(12.1)	—	—
Treasury stock issued	9.3	—	(20.2)	29.5	—	—
Foreign currency translation adjustments	(16.5)	—	—	—	—	(16.5)
Cash flow hedges, net of tax	10.5	—	—	—	—	10.5
Defined benefit pension plans, net of tax	2.7	—	—	—	—	2.7
Stock-based compensation transactions, net of tax	25.5	—	25.5	—	—	—
Purchase of remaining interest in noncontrolling interest, net of acquisitions	1.5	—	.3	—	1.2	—
Ending balance, September 30, 2021	$1,577.6	$2,924.8	$554.7	$(1,848.0)	$1.8	$(55.7)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended September 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2022	$(81.5)	$10.1	$(37.8)	$(109.2)
Other comprehensive income (loss)	(61.7)	(5.1)	.6	(66.2)
Reclassifications, pretax [1]	—	(.1)	.6	.5
Income tax effect	—	1.0	(.3)	.7
Attributable to noncontrolling interest	.1	—	—	.1
Balance, September 30, 2022	$(143.1)	$5.9	$(36.9)	$(174.1)

Balance, July 1, 2021	$5.6	$3.6	$(58.5)	$(49.3)
Other comprehensive income (loss)	(15.7)	11.6	—	(4.1)
Reclassifications, pretax [2]	—	(.3)	1.3	1.0
Income tax effect	—	(3.0)	(.3)	(3.3)
Balance, September 30, 2021	$(10.1)	$11.9	$(57.5)	$(55.7)

[1] 2022 pretax reclassifications are comprised of:
Net trade sales	$—	$(.6)	$—	$(.6)
Cost of goods sold; selling and administrative expenses	—	(.1)	—	(.1)
Interest expense	—	.6	—	.6
Other income (expense), net	—	—	.6	.6
Total reclassifications, pretax	$—	$(.1)	$.6	$.5

[2] 2021 pretax reclassifications are comprised of:
Net trade sales	$—	$(1.5)	$—	$(1.5)
Cost of goods sold; selling and administrative expenses	—	.1	—	.1
Interest expense	—	1.1	—	1.1
Other income (expense), net	—	—	1.3	1.3
Total reclassifications, pretax	$—	$(.3)	$1.3	$1.0

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine Months Ended September 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2022	$(11.7)	$11.9	$(38.5)	$(38.3)
Other comprehensive income (loss)	(131.5)	(5.6)	(.4)	(137.5)
Reclassifications, pretax [1]	—	(1.7)	2.0	.3
Income tax effect	—	1.3	—	1.3
Attributable to noncontrolling interest	.1	—	—	.1
Balance, September 30, 2022	$(143.1)	$5.9	$(36.9)	$(174.1)

Balance, January 1, 2021	$6.4	$1.4	$(60.2)	$(52.4)
Other comprehensive income (loss)	(16.5)	15.1	(.3)	(1.7)
Reclassifications, pretax [2]	—	(1.0)	3.9	2.9
Income tax effect	—	(3.6)	(.9)	(4.5)
Balance, September 30, 2021	$(10.1)	$11.9	$(57.5)	$(55.7)

[1] 2022 pretax reclassifications are comprised of:
Net trade sales	$—	$(3.4)	$—	$(3.4)
Cost of goods sold; selling and administrative expenses	—	(.7)	—	(.7)
Interest expense	—	2.4	—	2.4
Other income (expense), net	—	—	2.0	2.0
Total reclassifications, pretax	$—	$(1.7)	$2.0	$.3

[2] 2021 pretax reclassifications are comprised of:
Net trade sales	$—	$(4.9)	$—	$(4.9)
Cost of goods sold; selling and administrative expenses	—	.5	—	.5
Interest expense	—	3.4	—	3.4
Other income (expense), net	—	—	3.9	3.9
Total reclassifications, pretax	$—	$(1.0)	$3.9	$2.9
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$90.9	$—	$90.9
Derivative assets [1] (Note 14)	—	5.1	—	5.1
Diversified investments associated with the ESU program [1]	39.8	—	—	39.8
Total assets	$39.8	$96.0	$—	$135.8
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$12.6	$—	$12.6
Liabilities associated with the ESU program [1]	40.4	—	—	40.4
Total liabilities	$40.4	$12.6	$—	$53.0

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$114.4	$—	$114.4
Derivative assets [1] (Note 14)	—	5.9	—	5.9
Diversified investments associated with the ESU program [1]	51.0	—	—	51.0
Total assets	$51.0	$120.3	$—	$171.3
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$1.2	$—	$1.2
Liabilities associated with the ESU program [1]	50.9	—	—	50.9
Total liabilities	$50.9	$1.2	$—	$52.1
1 Includes both current and long-term amounts.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 1) was approximately $230.0 less than carrying value of $1,784.0 at September 30, 2022 and was approximately $130.0 greater than carrying value of $2,082.3 at December 31, 2021.
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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of September 30, 2022
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Mar 2024	253.2	$4.6	$.1	$9.4	$.7
Total fair value hedges	Jan 2023	56.6	—	—	1.5	—
Not designated as hedging instruments	Sep 2023	94.8	.4	—	1.0	—
Total derivatives			$5.0	$.1	$11.9	$.7

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2021
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Jun 2023	260.6	$5.1	$—	$.7	$.1
Total fair value hedges	Mar 2022	54.2	.4	—	—	—
Not designated as hedging instruments	Dec 2022	40.1	.4	—	.4	—
Total derivatives			$5.9	$—	$1.1	$.1

The following table sets forth the pretax (gains) losses for our hedging activities for the periods presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note 12) as well as derivative settlements recorded directly to income or expense.

Derivatives	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Nine Months Ended September 30,		Amount of (Gain) Loss Recorded in Income Three Months Ended September 30,
		2022	2021	2022	2021
Designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$2.4	$3.4	$.6	$1.1
Currency cash flow hedges	Net trade sales	(1.7)	(7.4)	.6	(2.5)
Currency cash flow hedges	Cost of goods sold	(1.9)	.1	(.8)	(.2)
Total cash flow hedges		(1.2)	(3.9)	.4	(1.6)
Fair value hedges	Other expense (income), net	4.9	(5.5)	3.9	(1.5)
Not designated as hedging instruments	Other expense (income), net	(2.2)	(1.4)	(2.3)	(1.2)
Total derivative instruments		$1.5	$(10.8)	$2.0	$(4.3)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
15. OTHER EXPENSE (INCOME), NET

The components of other expense (income), net were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Restructuring charges (income)	$1.4	$(.3)	$1.4	$—
Currency (income) loss	(2.7)	.9	(2.0)	(.5)
Loss (gain) from diversified investments associated with Executive Stock Unit Program (See Note 8)	11.2	(3.9)	2.3	.4
Insurance proceeds [1]	—	(6.6)	—	(6.6)
COVID-19 government subsidies [2]	—	(2.8)	—	(1.3)
Other income	(3.4)	(2.8)	(1.1)	(.6)
	$6.5	$(15.5)	$.6	$(8.6)
1 The three and nine-month periods ending September 30, 2021 represents the receipt of $5.0 from a business interruption policy for COVID disruptions and $1.6 for storm damage at a manufacturing facility.
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
Although we deny liability in all threatened or pending litigation proceedings in which we are or may be a party, and believe that we have valid bases to contest all claims threatened or made against us, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in the aggregate, of less than $3.0 for all periods presented. There were no material adjustments to the accrual, including cash payments and expense, for the three and nine-month periods ending September 30, 2022 and September 30, 2021. The accruals do not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows.

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of September 30, 2022, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of the accruals noted above are estimated to be $10.5. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change, we could realize losses in excess of the recorded accruals (and in excess of the $10.5 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows. Also, we may be subject to future litigation of various types (including but not limited to litigation related to employment, intellectual property, environmental, taxation, vehicle-related personal injury, antitrust, climate change, and others) that could negatively impact our financial condition, results of operations, and cash flows.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
17. RISKS AND UNCERTAINTIES
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
If the conflict in Ukraine expands geographically or in intensity, this may have a negative impact on our operations, including access to energy and other raw materials. A significant portion of global oil production is refined and exported from Russia. Certain countries, including the United States, the United Kingdom, and Canada, have banned the import of Russian oil. With decreased supply availability, fuel costs have increased, and may continue to increase. This has impacted, and may continue to impact, both our businesses and consumers. Also, there has been a reduction of natural gas exports from Russia to Europe from sanction-related impacts and disruption in pipeline delivery, resulting in shortages and higher prices. Higher energy prices have contributed to broader inflationary trends, which have resulted, in some cases, in reduced discretionary consumer spending. If this continues, the demand for our products may be negatively impacted, which would have a negative impact on our results of operations.
Because of the COVID-19 pandemic, various governments in North America, Europe, Asia, and elsewhere instituted, and some have reinstituted, quarantines, shelter-in-place or stay-at-home orders, or restrictions on public gatherings as well as limitations on social interactions, which have had, and could further have, an adverse effect on the demand for our products. All of our facilities are open and running at this time. If our manufacturing operations are not fully operational, our ability to obtain necessary raw materials and parts, to manufacture and ship finished products to our customers, and to maintain appropriate labor levels, could be negatively impacted, particularly if we are unable to shift production to other manufacturing facilities. Some of our facilities in China, most notably in our Automotive and Home Furniture businesses, have been temporarily closed from time to time due to strict COVID-related lockdown requirements. If the lockdowns in China are imposed on a broader geographic scope, this could materially negatively impact our manufacturing capacity, our customers or vendors, and our ability to transport goods in our supply chain. We have also had, at various times, some capacity restrictions on our plants due to governmental orders in other parts of the world. We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition, or re-imposition, of restrictive social measures, mandatory closures of retail establishments that sell our products or our customers’ products, travel restrictions, and restrictions on the import or export of products. The continued realization of these risks to our manufacturing operations, labor force, and supply chain could also increase labor, commodity, and transportation costs.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Some facilities have experienced disruptions in logistics necessary to import, export, or transfer raw materials or finished goods, which has generally resulted in increased freight costs that are typically passed through to our customers. Our supply chains have also been hampered by congested ports.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
HIGHLIGHTS
We had third quarter trade sales of $1,294 million for the three months ending September 30, 2022, a decrease of 2% versus the third quarter 2021. In the first nine months of 2022, trade sales were $3,951 million versus $3,740 million the same period of 2021.
EPS was $.52 in the third quarter and $1.88 for the nine months ending September 30, 2022, compared to $.71 and $2.17 in the same periods of 2021. EPS for the nine months ending September 30, 2021 includes a $.16 non-recurring gain from the sale of real estate.
Earnings Before Interest and Taxes (EBIT) for third quarter and the nine months ending September 30, 2022 was $113 million and $394 million, respectively. This is down $31 million and $50 million compared to the same periods in 2021. EBIT for the nine months ending September 30, 2021 reflects a $28 million non-recurring gain from the sale of real estate.
Operating cash flow was $194 million in the first nine months of 2022, an increase of $114 million versus the same period of 2021.
In August 2022, the Board of Directors declared a $.44 third quarter 2022 dividend, $.02 cents higher than last year’s third quarter dividend, making our annual indicated dividend yield one of the highest among the Dividend Kings and extending our record of consecutive annual increases to over 51 years.
Share repurchases in the third quarter of 2022 were .1 million shares at an average price of $38.42. Share repurchases for the first nine months of 2022 were 1.7 million shares at an average price of $35.94.

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

Our Segments
Our operations are comprised of approximately 130 production facilities located in 18 countries around the world. Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. Our segments are described below.
Bedding Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private label finished mattresses for bedding brands and adjustable bed bases. This segment is also vertically integrated into the production and supply of specialty foam chemicals, steel rod, and drawn steel wire to our own operations and to external customers. Our trade customers for wire make mechanical springs and many other end products. This segment generated 46% of our trade sales during the first nine months of 2022.
Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries. This segment contributed 21% of our trade sales in the first nine months of 2022.
Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components. This segment contributed 33% of our trade sales in the first nine months of 2022.
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
Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Over the past few years, we have seen varying degrees of inflation and deflation in U.S. steel pricing. Steel costs inflated throughout 2021 and the first half of 2022. In the third quarter of 2022, costs deflated as demand in the steel markets softened.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). In 2021, steel rod price increases outpaced steel scrap price increases resulting in significantly expanded metal margins within the steel industry. Metal margins expanded further in the first half of 2022 and were fairly stable in the third quarter of 2022 as steel rod and scrap prices decreased at approximately the same rate. These expanded margins were partially offset by increased energy and input costs in our steel rod business.
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
The Russian invasion of Ukraine has caused disruptions in our supply chain and negatively impacted our results of operations. Although we do not have operations in Russia, Belarus, or Ukraine, and we have not had a material amount of sales into these countries, some of our businesses have sourced, directly or indirectly, a portion of their supply chain requirements of nickel, titanium, and birch plywood from Russia. Our Aerospace business uses nickel and titanium in the production of aerospace tubing. Several of our businesses use birch plywood in their products. Also, a significant portion of neon gas is produced in Ukraine. Our Automotive business uses semiconductors, the production of which uses neon gas. Since the invasion began, the prices of these materials have significantly increased. Also, several countries have imposed economic sanctions against Russia as a result of its military action. It is possible that sanctions could be expanded, or additional measures taken, which could restrict the import of nickel, titanium, and birch plywood from Russia or greatly increase the cost of procurement via increased duties or otherwise. Also, if the conflict in Ukraine expands geographically or in intensity, this may have a negative impact on our operations, including access to energy and other raw materials.
A significant portion of global oil production is refined and exported from Russia. Certain countries, including the United States, the United Kingdom, and Canada, have banned the import of Russian oil. With decreased supply availability, fuel costs have increased, and may continue to increase. This has impacted, and may continue to impact, both our businesses and consumers. Also, there has been a reduction of natural gas exports from Russia to Europe from sanction-related impacts and disruption in pipeline delivery, resulting in shortages and higher prices. Higher energy prices have contributed to broader inflationary trends, which have resulted, in some cases, in reduced discretionary consumer spending. If this continues, the demand for our products may be negatively impacted, which would have a negative impact on our results of operations.
For more information regarding supply chain disruptions, see Inflationary Trends in Cost of Goods Sold on page 29.
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

In March 2020, the Company, along with other domestic mattress producers and two labor unions representing workers at other mattress producers, filed antidumping petitions with the DOC and the ITC alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and a countervailing duty petition alleging manufacturers of mattresses in China were benefiting from subsidies. In March 2021, the DOC made final determinations, assigning China a countervailing duty rate of 97.78% and antidumping duty rates on the other seven countries from 2.22% – 763.28%. In April 2021, the ITC made a unanimous affirmative final determination that domestic mattress producers were materially injured by reason of the unfairly priced or subsidized imported mattresses. Accordingly, the agencies instructed that final antidumping and countervailing duty orders will remain in effect for five years, through May 2026, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the order for an additional five years. Appeals have been filed with the U.S. Court of International Trade as to the DOC's final determinations of margins for Cambodia, Indonesia, Thailand, and Vietnam and the ITC's final determination of injury. See Item 1 Legal Proceedings on page 46 for more information.
COVID-19 Impacts on our Business
Below is a discussion of the various current impacts of COVID-19 on our business.
Demand for our Products. Various governments in North America, Europe, Asia, and elsewhere instituted, and some have reinstituted, quarantines, shelter-in-place or stay-at-home orders, or restrictions on public gatherings, as well as limitations on social interactions, which have had, and could further have, an adverse effect on the demand for our products.
Impact on our Manufacturing Operations. We have manufacturing facilities in 18 countries. All of these countries have been affected by the COVID-19 pandemic. All of our facilities are open and running at this time. If our manufacturing operations are not fully operational, our ability to obtain necessary raw materials and parts, to manufacture and ship finished products to our customers, and to maintain appropriate labor levels, could be negatively impacted, particularly if we are unable to shift production to other manufacturing facilities. Some of our facilities in China, most notably in our Automotive and Home Furniture businesses, have been temporarily closed from time to time due to strict COVID-related lockdown requirements. If the lockdowns in China are imposed on a broader geographic scope, this could materially negatively impact our manufacturing capacity, our customers or vendors, and our ability to transport goods in our supply chain. We have also had, at various times, some capacity restrictions on our plants due to governmental orders in other parts of the world. We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition, or re-imposition, of restrictive social measures, mandatory closures of retail establishments that sell our products or our customers’ products, travel restrictions, and restrictions on the import or export of products. The continued realization of these risks to our manufacturing operations, labor force, and supply chain could also increase labor, commodity, and transportation costs.
Relief under the CARES Act. We deferred $19 million of our 2020 payment of employer's Social Security match as provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Approximately half was paid in January 2022 in accordance with the holiday schedule for the December 31, 2021 deferral date. The remaining deferral is anticipated to be paid in January 2023.
RESULTS OF OPERATIONS
Discussion of Consolidated Results
Third Quarter:
Trade Sales were $1,294 million in the current quarter, a 2% decrease versus the third quarter 2021. Organic sales decreased 3%. Volume declines of 8% and a negative currency impact of 3% were partially offset by raw material-related selling price increases of 8%. Volume was down primarily from continued demand softness in residential end markets, partially offset by growth in automotive and industrial end markets. Acquisitions, net of divestitures, added 1% to sales.
EBIT decreased 21%, to $113 million, primarily from lower volume, lower overhead absorption from reduced production, and operational inefficiencies in Specialty Foam. These decreases were partially offset by metal margin expansion in our Steel Rod business.
Earnings Per Share (EPS) decreased to $.52 in the current quarter, versus $.71 in the third quarter of 2021. This decline primarily reflects lower EBIT.

Nine Months:
Trade Sales were $3,951 million in the first nine months of 2022, a 6% increase versus the same period last year. Organic sales increased 5%. Raw material-related selling price increases of 13% were partially offset by volume declines of 6% and currency impact of 2%. Volume was down primarily from demand softness in residential end markets partially offset by growth in industrial end markets and automotive. Acquisitions, net of divestitures, increased sales 1%.
EBIT decreased 11% to $394 million, primarily from the non-recurrence of last year's gain on the sale of real estate associated with our former Fashion Bed business, lower volume, lower overhead absorption from reduced production, higher raw material and transportation costs and production inefficiencies in Automotive, and operational inefficiencies in Specialty Foam. These decreases were partially offset by metal margin expansion in our Steel Rod business and pricing discipline in the Furniture, Flooring & Textile Products segment.
EPS decreased to $1.88 for the first nine months of 2022, versus $2.17 in the same period of 2021, primarily from lower EBIT as discussed above.
Net Interest Expense and Income Taxes
2022 net interest expense was $4 million and $1 million higher than the nine and three months ended September 30, 2021, respectively.
Our worldwide effective tax rate was 24% for the third quarter of 2022, compared to 23% for the same quarter last year. While the U.S. statutory federal income tax rate was 21% in both years, foreign withholding taxes, the impact of foreign earnings, Global Intangible Low-Taxed Income (GILTI), and other less significant items added 3% to our tax rate in 2022 and 2% in 2021.
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

Trade Sales (Dollar amounts in millions)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Change in Trade Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$582.0	$664.1	$(82.1)	(12.4)%	(12.0)%
Specialized Products	291.3	235.6	55.7	23.6	18.9
Furniture, Flooring & Textile Products	421.1	419.5	1.6	.4	.2
Total	$1,294.4	$1,319.2	$(24.8)	(1.9)%	(2.6)%

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Bedding Products	$43.9	$81.1	$(37.2)	(45.9)%	7.5%	12.2%
Specialized Products	31.3	22.4	8.9	39.7	10.7	9.5
Furniture, Flooring & Textile Products	38.3	41.1	(2.8)	(6.8)	9.1	9.8
Intersegment eliminations & other	(.3)	(.4)	.1
Total	$113.2	$144.2	$(31.0)	(21.5)%	8.7%	10.9%

Depreciation and Amortization (Dollar amounts in millions)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Bedding Products	$25.7	$27.3
Specialized Products	9.7	11.7
Furniture, Flooring & Textile Products	5.7	6.0
Unallocated [2]	3.0	1.6
Total	$44.1	$46.6

1 This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the respective segment discussion below for a reconciliation of the change in total segment trade sales to organic sales.
2 Unallocated consists primarily of depreciation and amortization on non-operating assets.

Bedding Products
Trade sales decreased $82 million, or 12%. Organic sales decreased 12% from volume declines of 20% and currency impact of 1% partially offset by raw material-related selling price increases of 9%. Volume was down from continued demand softness in U.S. and European bedding markets partially offset by trade sales growth in Steel Rod and Drawn Wire. Divestitures of small operations in Drawn Wire and International Bedding decreased trade sales less than 1%.
EBIT decreased $37 million, primarily from lower volume, lower absorption as production and inventory levels were adjusted to meet reduced demand, and operational inefficiencies in our Specialty Foam business, which are being addressed by continuing integration work, but are taking longer than originally expected to resolve. These decreases were partially offset by higher metal margin.

    Specialized Products
Trade sales increased $56 million, or 24%. Organic sales increased 19%, with volume growth of 22% and raw material-related selling price increases of 5% partially offset by currency impact of 8%. Volume was higher in Automotive, Aerospace, and Hydraulic Cylinders. The Hydraulic Cylinders acquisition completed in August 2022 added 5% to trade sales growth.
EBIT increased $9 million, primarily from higher volume partially offset by currency impact, higher raw material costs, and labor inefficiencies.
Furniture, Flooring & Textile Products
Trade sales increased $2 million, or roughly flat versus last year. Organic sales were flat, with raw material-related selling price increases of 7% offset by lower volume of 6% and currency impact of 1%. Volume was down from declines in Home Furniture, Fabric Converting, and Flooring partially offset by growth in Geo Components and Work Furniture. The Textiles acquisition completed in August increased trade sales less than 1%.
EBIT decreased $3 million, primarily from lower volume partially offset by pricing discipline.
Nine Month Discussion
A description of the products included in each segment, along with segment financial data, appears in Note 4 to the Consolidated Condensed Financial Statements on page 8. A summary of segment results is shown in the following tables.

Trade Sales (Dollar amounts in millions)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Change in Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$1,833.9	$1,808.6	$25.3	1.4%	.4%
Specialized Products	815.5	734.9	80.6	11.0	9.4
Furniture, Flooring & Textile Products	1,301.5	1,196.2	105.3	8.8	8.6
Total	$3,950.9	$3,739.7	$211.2	5.6%	4.8%

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Bedding Products	$189.2	$245.3	$(56.1)	(22.9)%	10.3%	13.6%
Specialized Products	73.0	85.0	(12.0)	(14.1)	9.0	11.6
Furniture, Flooring & Textile Products	132.3	114.1	18.2	16.0	10.2	9.5
Intersegment eliminations & other	(.7)	(.6)	(.1)
Total	$393.8	$443.8	$(50.0)	(11.3)%	10.0%	11.9%

Depreciation and Amortization (Dollar amounts in millions)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Bedding Products	$78.1	$79.8
Specialized Products	30.4	35.0
Furniture, Flooring & Textile Products	17.5	18.1
Unallocated [2]	8.3	7.9
Total	$134.3	$140.8

1This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the respective segment discussions below for a reconciliation of the change in total segment trade sales to organic sales.
2Unallocated consists primarily of depreciation and amortization on non-operating assets.

Bedding Products
Trade sales increased $25 million, or 1%. Organic sales were roughly flat, with raw material-related selling price increases of 16% mostly offset by volume declines of 15% and currency impact of 1%. The Kayfoam acquisition completed in June 2021, net of divestitures (small operations in Drawn Wire and International Bedding), added 1% to sales growth.
EBIT decreased $56 million, primarily from the non-recurrence of last year's $28 million gain on the sale of real estate associated with our former Fashion Bed business. Additionally, lower volume, lower overhead absorption as production and inventory levels were adjusted to meet reduced demand, and operational inefficiencies in Specialty Foam were partially offset by higher metal margin.
Specialized Products
Trade sales increased $81 million, or 11%. Organic sales increased 9%, driven by volume growth of 12% and raw material-related selling price increases of 2% partially offset by currency impact of 5%. The Hydraulic Cylinders acquisition completed in August 2022 added 2% to trade sales growth.
EBIT decreased $12 million, primarily from higher raw material and transportation costs, production inefficiencies and related premium freight costs in a North American Automotive facility, and currency impact, partially offset by higher volume.
Furniture, Flooring & Textile Products
Trade sales increased $105 million, or 9%. Organic sales increased 9%, from raw material-related selling price increases of 12% partially offset by lower volume of 2% and currency impact of 1%. A small Work Furniture acquisition completed in May 2021 added less than 1% to trade sales.
EBIT increased $18 million, primarily from pricing discipline partially offset by lower volume.
LIQUIDITY AND CAPITALIZATION
Liquidity
Sources of Cash
Cash on Hand
At September 30, 2022, we had cash and cash equivalents of $226 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations.
If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $14 million. Due to capital requirements in various jurisdictions, approximately $13 million of this cash was inaccessible for repatriation at September 30, 2022.
Cash from Operations
The primary source of funds for our short-term cash requirements is our cash generated from operating activities. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the nine months ended September 30, 2022 was $194 million, up $114 million from the same period last year, reflecting a much smaller use of cash for working capital partially offset by lower earnings. Working capital increased significantly last year due to restocking efforts following inventory depletion in 2020 but increased to a lesser extent this year as we continue to return to levels of inventory more reflective of current demand. This improvement was partially offset by a decrease in accounts payable as purchases slowed due to lower volume and our efforts to reduce inventory levels.

We closely monitor our working capital levels and ended the quarter with adjusted working capital at 16.6% of annualized trade sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities, and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed in Cash on Hand on page 35, substantially all of these funds are held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Dollar amounts in millions)	September 30, 2022	December 31, 2021
Current assets	$2,001.0	$2,065.3
Current liabilities	965.0	1,335.7
Working capital	1,036.0	729.6
Cash and cash equivalents	226.2	361.7
Current debt maturities and current portion of operating lease liabilities	52.1	345.1
Adjusted working capital	$861.9	$713.0
Annualized trade sales [1]	$5,177.6	$5,331.6
Working capital as a percent of annualized trade sales	20.0%	13.7%
Adjusted working capital as a percent of annualized trade sales	16.6%	13.4%
1 Annualized trade sales equal third quarter 2022 trade sales of $1,294.4 million and fourth quarter 2021 trade sales of $1,332.9 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.
Three Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	September 30, 2022	December 31, 2021	September 30, 2021		September 30, 2022	December 31, 2021	September 30, 2021
Trade Receivables	$675.8	$620.0	$670.2	DSO [1]	48	42	47

Inventories	$976.0	$993.2	$970.2	DIO [2]	84	76	84

Accounts Payable	$512.5	$613.8	$607.1	DPO [3]	44	53	53

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
Trade Receivables - Our trade receivables and DSO increased at September 30, 2022 compared to December 31, 2021 and slightly increased compared to September 30, 2021. Raw material-related selling price increases were the primary driver of increased trade receivables at September 30, 2022, but were partially offset by currency impacts versus December 31. Acquisitions further increased trade receivables at September 30, 2022. Our allowance for doubtful accounts increased by $2 million during the first nine months of 2022 related to macro market uncertainties and ordinary customer credit risk reviews. Favorable customer payment trends continue as we are closely monitoring accounts receivable and collections. We monitor all accounts for possible loss. We also monitor general macroeconomic conditions and other items that could impact the expected collectibility of all customers, or pools of customers, with similar risk. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based upon the facts and circumstances for each individual customer, as well as pools of customers with similar risk.
Inventories - Our inventories decreased and DIO increased at September 30, 2022 compared to December 31, 2021. Inventories increased compared to September 30, 2021, while DIO remained flat over the same time period. Inventories decreased since December 31, 2021 as we are reducing inventories to levels needed to support softening demand, primarily in Bedding, while maintaining our ability to service customer requirements. These reductions were partially offset by acquisitions and inflation across most businesses.
Inventory levels increased significantly throughout 2021 (primarily in our Steel Rod, Drawn Wire, and U.S. Spring businesses) due to re-stocking efforts following severe depletion in 2020. As supply chain constraints began to improve across the Bedding businesses, we began to adjust inventory levels in the fourth quarter of last year. Inventory levels have trended down since that time, although we built additional safety stock in late 2021 and early 2022 as a precautionary measure before taking our steel rod mill out of operation late in the first quarter of 2022 to replace the reheat furnace. We successfully completed the reheat furnace replacement, enabling us to continue reducing the extra inventory during the second quarter. Sequential softening in trade demand for steel rod drove third quarter steel inventory levels higher. Given the bedding demand environment and the slowing steel market, we are cutting production days in our Steel Rod business during the fourth quarter to reduce those inventories.
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
Accounts Payable - Our accounts payable and DPO decreased at September 30, 2022 compared to both December 31 and September 30, 2021. The decreased accounts payable balances were primarily related to slowed purchases due to lower volume and our efforts to reduce inventory levels, as well as currency impacts. These decreases were partially offset by acquisitions. Our payment terms did not change meaningfully since last year, and we have continued to focus on optimizing payment terms with our vendors. We continue to look for ways to establish and maintain favorable payment terms through our significant purchasing power and also utilize third-party services that offer flexibility to our vendors, which, in turn, helps us manage our DPO as discussed below.
Accounts Receivable and Accounts Payable Programs - We participate in trade receivables sales programs in combination with certain customers and third-party banking institutions. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $45 million and $35 million of trade receivables that were sold and removed from our Consolidated Condensed Balance Sheets at September 30, 2022 and December 31, 2021, respectively. These sales reduced our quarterly DSO by roughly three days at both September 30, 2022 and December 31, 2021, and the impact to year-to-date operating cash flow provided was approximately $10 million and ($10) million at September 30, 2022 and December 31, 2021, respectively.
For accounts payable, we have historically looked for ways to optimize payment terms through utilizing third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. As such, there is no direct impact on our DPO, accounts payable, operating cash flows, or liquidity. The accounts payable associated with the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $80 million at September 30, 2022 and $130 million at December 31, 2021, with the reduction primarily due to lower purchases as discussed above.
While we utilize the above items as tools in our cash flow management and offer them as options to facilitate customer and vendor operating cycles, if there were to be a cessation of these programs, we do not expect it would materially impact our operating cash flows or liquidity.

Commercial Paper Program
Another source of funds for our short-term cash requirements is our $1.2 billion commercial paper program. As of September 30, 2022, we had $343 million commercial paper outstanding. For more information on our commercial paper program, see Commercial Paper Program on page 40.
Credit Facility
Our credit facility is a multi-currency facility providing us the ability, from time to time, to borrow, repay, and re-borrow up to $1.2 billion until the maturity date, at which time our ability to borrow under the facility will terminate. The credit facility matures in September 2026. Currently, there are no borrowings under the credit facility. For more information on our credit facility, see Credit Facility on page 41.
Capital Markets
We also believe that we have the ability to raise debt in the capital markets which acts as a source of funding of long-term cash requirements. Currently, we have $2.1 billion of total debt outstanding with $7.4 million due within 12 months and the remaining maturing through 2051. For more information, please see Long-Term Debt (including Current Maturities) on page 41.
Uses of Cash
Our long-term priorities for uses of cash are: fund organic growth including capital expenditures, pay dividends, fund strategic acquisitions, and repurchase stock with available cash.
Capital Expenditures
We are making investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We expect capital expenditures to approximate $115 million in 2022 of which we have spent $66 million as of September 30, 2022. Our employee incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.
Dividends
Dividends are one of the primary means by which we return cash to shareholders. In August, we declared a quarterly dividend of $.44 per share, which represented a $.02 or 4.8% increase versus third quarter of 2021.
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
In the first nine months of 2022, we acquired two businesses for total consideration of $90 million ($63 million cash in the third quarter and $27 million additional contingent consideration to be paid in cash at a later date). In August 2022, we acquired a United States converter and distributor of construction fabrics and other supply items for the furniture and bedding industries for $2 million and a leading global manufacturer of hydraulic cylinders for heavy construction machinery with manufacturing locations in Germany and China and a distribution facility in the United States for a total consideration of $88 million ($61 million cash in the third quarter and $27 million additional contingent consideration to paid in cash at a later date).
Also, in early October 2022, we acquired a Canadian distributor of geo components with annualized sales of less than $10 million.
In the first nine months of 2021, we acquired three businesses for total final cash consideration of $153 million. In January 2021, we acquired a United Kingdom (UK) manufacturer specializing in metallic ducting systems, flexible joints, and components for the space, military, and commercial applications for a final purchase price of $28 million. In May 2021, we acquired a Polish manufacturer of bent metal tubing for furniture used in office, residential, and other settings for a final purchase price of $5 million. In June 2021, we acquired a specialty foam and finished mattress manufacturer serving the UK and Irish markets, for a final purchase price of $120 million.
Stock Repurchases
Share repurchases is one of our priorities for uses of cash. During the third quarter of 2022, we repurchased .1 million shares of our stock (at an average price of $38.42) and issued less than .1 million shares through employee benefit plans. For the first nine months of 2022, we repurchased 1.7 million shares of our stock (at an average price of $35.94) and issued .8 million shares through employee benefit plans. For the full year, we currently expect share repurchases to exceed share issuances.
We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable. The level of repurchases will vary depending on various considerations, including alternative uses of cash and opportunities to repurchase shares at an attractive price.
Short-Term and Long-Term Cash Requirements
In addition to the expected uses of cash discussed above, we have various material short-term (12 months or less) and long-term (more than 12 months) cash requirements. There have been no material changes in the third quarter 2022 to our short-term or long-term cash requirements as previously reported in our cash requirements table on page 48 of our Form 10-K filed February 22, 2022, other than the retirement of our $300 million 3.4% Senior Notes on August 15, 2022 (which was classified as short-term) and a $343 million increase in our commercial paper borrowings (which we classify as long-term).

Capitalization
Capitalization Table
This table presents key debt and capitalization statistics for the periods presented:

(Dollar amounts in millions)	September 30, 2022	December 31, 2021
Total debt excluding revolving credit/commercial paper	$1,798.1	$2,090.3
Less: Current maturities of long-term debt	7.4	300.6
Scheduled maturities of long-term debt	1,790.7	1,789.7
Average interest rates [1]	3.8%	3.7%
Average maturities in years [1]	11.7	10.8
Revolving credit/commercial paper [2]	342.9	—
Average interest rate on period-end balance outstanding	3.4%	—%
Average interest rate during the period (2022-three months;2021-twelve months)	2.8%	.2%
Total long-term debt	2,133.6	1,789.7
Deferred income taxes and other liabilities	513.8	533.3
Shareholders’ equity and noncontrolling interest	1,562.8	1,648.6
Total capitalization	$4,210.2	$3,971.6
Unused committed credit:
Long-term	$780.0	$1,200.0
Short-term	—	—
Total unused committed credit [2]	$780.0	$1,200.0

Cash and cash equivalents	$226.2	$361.7

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year end 2021 and at the end of the third quarter of 2022, had a total authorized program amount of $1.2 billion. However, our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Commercial Paper Program below and Credit Facility on page 41 for more details about our borrowing capacity at September 30, 2022.

Commercial Paper Program
Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	September 30, 2022	December 31, 2021
Total authorized program	$1,200.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	342.9	—
Letters of credit issued under the credit agreement	—	—
Total program usage	342.9	—
Amount limited by restrictive covenants of credit facility [1]	77.1	—
Total program available	$780.0	$1,200.0
1Our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Credit Facility on page 41 for more details about our borrowing capacity at September 30, 2022.
The average and maximum amounts of commercial paper outstanding during the third quarter of 2022 were $202 million and $382 million, respectively. At quarter end, we had no letters of credit outstanding under the credit facility, but we had issued $47 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long-term, and subject to our capital needs, market conditions, and alternative capital market opportunities, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper. We view these borrowings as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit facility maturing in 2026 discussed below.
Credit Facility
Our multi-currency credit facility was amended September 2021 to create more financial flexibility and matures in September 2026. It provides us the ability, from time to time subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.2 billion.
Our credit facility contains restrictive covenants which (a) require us to maintain as of the last day of each fiscal quarter (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters, such ratio not being greater than 3.50 to 1.00, provided, however, subject to certain limitations, if we have made a material acquisition in any fiscal quarter, at our election, the maximum leverage ratio shall be 4.00 to 1.00 for the fiscal quarter during which such material acquisition is consummated and the next three consecutive fiscal quarters; (b) limit the amount of total secured debt to 15% of our total consolidated assets, and (c) limit our ability to sell, lease, transfer, or dispose of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a permitted securitization transaction, products sold in the ordinary course of business, and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time; each (a), (b), and (c) above as determined by the terms of our credit agreement, filed with the SEC on October 1, 2021 as Exhibit 10.1 to our Current Report on Form 8-K. We were in compliance with all of our debt covenants at the end of third quarter 2022, and expect to maintain compliance with the debt covenant requirements.
Our credit facility serves as back-up for our commercial paper program. At September 30, 2022, we had $343 million commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month Consolidated EBITDA, unrestricted cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month Consolidated EBITDA, unrestricted cash, and debt levels at September 30, 2022, our borrowing capacity under the credit facility was $780 million. However, this may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our Consolidated EBITDA, unrestricted cash, debt levels, and leverage ratio requirements at that time.
Long-Term Debt (including Current Maturities)
We have total debt of $2,141 million. Our 10-year $300 million 3.4% Senior Notes came due August 15, 2022 (August 2022 Notes). We retired the August 2022 Notes with commercial paper borrowing. The maturities of the remaining long-term debt range from 2024 through 2051. For more information on our long-term debt, please refer to Footnote J to our Consolidated Financial Statements on page 94 in our Form 10-K filed February 22, 2022.
In November 2021, we issued $500 million aggregate principal amount of notes that mature in 2051. The notes bear interest at a rate of 3.5% per year, with semi-annual interest payments that began May 15, 2022. As part of this issuance, we also unwound $300 million of treasury lock agreements we had entered into during 2021 at a gain of approximately $10 million, which will be amortized over the life of the notes. The net proceeds of these notes were used to repay commercial paper, and therefore indirectly were used, to repay the August 2022 Notes.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. To do so, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures. If we used different estimates or judgments our financial statements could change, and some of those changes could be significant. Our estimates are frequently based upon historical experience and are considered by management, at the time they are made, to be reasonable and appropriate. Estimates are adjusted for actual events, as they occur. “Critical accounting estimates” are those that are: (a) subject to uncertainty and change and (b) of material impact to our financial statements. There were no newly identified critical accounting policies or estimates in the first nine months of 2022, and there have been no material changes to our critical accounting policies and estimates as previously disclosed beginning on page 51 in our Form 10-K filed February 22, 2022.

CONTINGENCIES
For contingencies related to the impact of the COVID-19 pandemic on our business, please see COVID-19 Impacts on our Business on page 31.
Litigation
Litigation Contingencies
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows. We deny liability in all currently threatened or pending litigation proceedings and believe we have valid bases to contest all claims made against us. At September 30, 2022, our litigation contingency accrual was immaterial (which does not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not recorded) losses in excess of accruals for litigation contingencies are estimated to be $11 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals (and in excess of the $11 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. Also, we could be subject to future litigation of various types (including but not limited to litigation related to employment, intellectual property, environmental, taxation, vehicle-related personal injury, antitrust, climate change, and others) that could negatively impact our financial condition, results of operations, and cash flows. For more information regarding our litigation contingencies, see Note 16 Contingencies on page 25 of the Notes to Consolidated Condensed Financial Statements.
Climate Change
Transition Risks
Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gas (GHG) emissions, including carbon dioxide. At September 30, 2022, we had approximately 130 production facilities in 18 countries. Most of our facilities are engaged in manufacturing processes that produce GHG, including carbon dioxide. We also maintain a fleet of over-the-road tractor trailers that emit GHG. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There are certain transition risks (meaning risks related to the process of reducing the Company’s carbon footprint) that could materially affect our business, capital expenditures, results of operations, financial condition, competitive position and reputation. One of these transition risks is the change in treaties, laws, policies, and regulations that could impose significant operational and compliance burdens. For example, our operations are subject to certain governmental actions like the European Union’s (EU) “European Green Deal” (which provides for a 55% reduction in net GHG emissions by 2030 (compared to 1990 levels), and no net emissions of GHG by 2050), and the “Paris Agreement” (which is an international treaty on climate change designed to lower GHG emissions). In addition, specifically with respect to our Automotive Group, the EU is moving forward with an effective ban on the sale of new gas-powered automobiles in the EU from 2035 (with interim requirements by 2030), aiming to accelerate the conversion to zero-GHG emission automobiles as part of a broad package to combat global warming. The states of California and New York are also implementing similar provisions. The Company’s automotive products can be sold to manufacturers of either gas-powered or electric-powered vehicles. However, if our customers (who may be subject to any of these or other similarly proposed or newly enacted laws and regulations) incur additional costs to comply with such laws and regulations, which in turn, impact their ability to operate at similar levels in certain jurisdictions, the demand for our products could be adversely affected. Also, overall, there continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. If these laws or regulations (including the SEC's proposed rule regarding climate-related disclosures) impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. Non-compliance with climate change treaties, legislative and regulatory requirements could also negatively impact our reputation. To date, however, we have not experienced a material impact from climate change legislative and regulatory efforts.
Physical Effects of Climate Change
Direct Physical Effects. The acute and chronic physical effects of climate change, such as severe weather-related events, natural disasters and/or significant changes in climate patterns could have an increasingly adverse impact on our business and customers. At September 30, 2022, we had approximately 130 manufacturing facilities in 18 different countries, primarily located in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2021, our largest customer represented approximately 6% of our sales, and our customers were located in 96 different countries. Although our diverse geographical manufacturing footprint and our broad geographical customer base mitigates the potential physical risk of any local or regional climate change weather-related event having a material effect on our operations and results, the increased frequency and severity of such weather-related events could pose a risk to our operations and results. Over the past few years, we have experienced damage to our operations due to flash floods, windstorms, tornadoes and a hailstorm. These events did not have a material impact on our physical properties, or our ability to manufacture and distribute our products to customers in a timely fashion, and did not have a material effect on our business, financial condition or results of operations. However, in the future, depending on whether severe weather-related events increase in frequency and severity, such events could result in potential damage to our physical assets, local infrastructure, transportation systems, water delivery systems, our customers’ or suppliers' operations, as well as prolonged disruptions in our manufacturing operations, all of which could harm our business, results of operations and financial condition.
Indirect Physical Effects. The physical effects of climate change could continue to have an adverse impact on our supply chain. In 2020 and 2021, we experienced (due, in part, to severe weather-related impacts) supply shortages in chemicals which restricted foam supply. The restriction of foam supply constrained overall mattress production in the bedding industry and reduced our production levels. The cost of chemicals and foam also increased due to the shortages. Severe weather impacts could also reduce supply of other products in our supply chain that could result in higher prices for our products and the resources needed to produce them. If we are unable to secure an adequate and timely supply of chemicals, foam, or other raw materials or products in our supply chain, or the cost of these raw materials or products materially increases, it could have a negative impact on our business, results of operations, and financial condition.
In addition, severe weather-related events may continue to result in increased costs of our property insurance. The cost of the Company’s property insurance premiums is directly tied to the overall insurance market and the risk profile of the Company. Although we are not able to precisely quantify the percentage of premium increase in any year due to weather-related risks, we believe, based upon property insurance industry reports, that part of the property insurance premium increases that we have experienced over the last few years were due, in part, to weather-related risks. Provided, however, the total cost of property insurance has not been, and is not expected to be, material to our business, results of operations, and financial condition.
Compliance Costs and Capital Expenditures Related to Climate Change
To date, we have not experienced material climate-related compliance costs. This could change depending upon what treaties, laws and regulations are adopted to which the Company may be subject. Moreover, evaluating opportunities to reduce our carbon footprint, setting goals for carbon reduction, and measuring performance in achieving those goals are part of our environmental, sustainability, and governance strategy. We are working on completing our first GHG inventory. Once complete, this baseline measurement will inform a long-term GHG reduction strategy, including setting reduction targets and other key areas of performance. This inventory, with a base year of 2019, will cover three years of data and include Scope 1 and Scope 2 carbon dioxide equivalent emissions. If the SEC’s final rule regarding climate-related disclosures requires disclosure or evaluation of Scope 3 emissions, we will expand our inventory to cover these emissions as well. The inventory is being prepared consistent with the GHG Protocol Corporate Accounting and Reporting Standard. Because we have not yet adopted our long-term GHG reduction strategy, we do not yet have an estimate of the compliance costs that may be required to implement these strategies.
Although we have engaged in certain climate-related capital projects (such as projects to reduce carbon usage and energy usage), we have not incurred material capital expenditures. Climate-related capital expenditures for 2022 are expected to be similar to our prior climate-related capital expenditures as a percentage of pre-tax income. Also, any future capital expenditures associated with our GHG reduction strategy are not capable of estimate at this time, but we do not expect them to be material to our business, results of operations, financial condition or cash flow.
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
Although we have not experienced any material cybersecurity incidents, we have enhanced our cybersecurity protection efforts over the last few years. We use a third party to periodically benchmark our information security program against the National Institute of Standards and Technology’s Cybersecurity Framework. We provide quarterly cybersecurity training for employees with access to our email and data systems, and we have purchased broad form cyber insurance coverage. Although we believe that our cybersecurity protection systems are adequate, cybersecurity risk has increased due to remote access, remote work conditions, and associated strain on employees. As such, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure of confidential information. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems, including those resulting from ransomware attached to our industrial control systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damage, damage to our competitiveness, and negative impact on stock price and long-term shareholder value.
Finally, burdens associated with regulatory compliance, including any potential regulations adopted by the SEC regarding cybersecurity disclosure, may increase the Company's costs.
Goodwill Impairment Testing
A significant portion of our assets consists of goodwill, the carrying value of which may be reduced if we determine that those assets are impaired. At September 30, 2022, goodwill represented $1,450 million, or 28%, of our total assets.
Our annual goodwill impairment testing performed in the second quarters of 2022 and 2021 indicated no goodwill impairments. However, fair value exceeded carrying value by less than 100% in 2022 for three reporting units as summarized in the table below:

	Fair value in excess of carrying value		Goodwill
	Goodwill impairment testing as performed in the second quarter 2022	Goodwill impairment testing as performed in the second quarter 2021	As of September 30, 2022
Bedding	54%	171%	$893	million
Work Furniture	78%	85%	$97	million
Aerospace	40%	28%	$65	million
The Bedding reporting unit’s market value decreased primarily because of lower comparable company multiples and higher discount rates. Although the long-term outlook for the Bedding reporting unit remains strong, macro-economic factors also have negatively impacted consumer confidence and spending, which in turn has had an adverse impact on the bedding market's near-term forecast.
Although the Work Furniture and Aerospace reporting units' forecasts used in the 2022 goodwill impairment testing improved as compared to the 2021 testing, their fair values were adversely impacted by lower comparable company multiples and higher discount rates. Work Furniture's forecasts improved in 2022; sales continue to grow from improving demand in the contract market as companies redesign their footprints and invest in office space, although demand for products sold for residential use is softening. Aerospace’s forecasts improved in 2022, as fabricated duct assemblies are at 2019 levels, and demand for welded and seamless tube products is improving modestly but still below pre-pandemic levels. We expect the industry to return to 2019 demand levels in 2024.
The fair value of the Hydraulic Cylinders reporting unit exceeded its carrying value by 32% as of our second quarter 2022 testing, compared to 86% in 2021. At the time of our annual goodwill impairment testing in both 2022 and 2021, there was no goodwill associated with the Hydraulic Cylinders reporting unit, but an August 2022 acquisition added goodwill. At September 30, 2022, the goodwill balance was $35 million.
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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $230 million less than carrying value of $1,784 million at September 30, 2022 and approximately $130 million greater than carrying value of $2,082 million at December 31, 2021. The fair value of fixed rate debt was based on quoted market prices in an active market. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $1,080 million at September 30, 2022 compared to $1,132 million at December 31, 2021.
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

ITEM 4. CONTROLS AND PROCEDURES.
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of September 30, 2022 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of September 30, 2022, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The information in Note 16 Contingencies beginning on page 25 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. Reference is made to Item 3. Legal Proceedings and Note T Contingencies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 22, 2022 and Notes 14 and 15 in the Notes to Consolidated Condensed Financial Statements in our Form 10-Q filed May 5, 2022 and August 4, 2022, respectively.
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
Our Automotive Group and Adjustable Bed business unit use semiconductors, the production of which uses neon gas. Our Aerospace Products Group uses nickel and titanium in the production of aerospace tubing. Several of our businesses use birch plywood in their products. All of our businesses are subject to energy costs that can be impacted by the supply of oil.
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
A significant portion of global oil production is refined and exported from Russia. Certain countries, including the United States, the United Kingdom, and Canada, have banned the import of Russian oil. With decreased supply availability, fuel costs have increased, and may continue to increase. This has impacted, and may continue to impact, both our businesses and consumers. Also, there has been a reduction of natural gas exports from Russia to Europe from sanction-related impacts and disruption in pipeline delivery, resulting in shortages and higher prices. Higher energy prices have contributed to broader inflationary trends, which have resulted, in some cases, in reduced discretionary consumer spending. If this continues, the demand for our products may be negatively impacted, which would have a negative impact on our results of operations.
Finally, if the conflict in Ukraine expands geographically or in intensity, this may have a negative impact on our operations, including access to energy and other raw materials.
Conflict between China and Taiwan could lead to trade sanctions, technology or capital disputes, or supply chain disruptions, which could, in particular, impact the semiconductor industry.
Our Automotive Group uses semiconductors in seat comfort products, and to a lesser extent in motors and actuators. Currently, there is a global shortage of semiconductors. According to certain market reports, both China and Taiwan are leading manufacturers of the world’s semiconductors. Conflict between China and Taiwan might lead to trade sanctions, technology or capital disputes, or supply chain disruptions, which could, in particular, affect the semiconductor industry. If this were to occur, our Automotive Group’s ability to source an adequate supply of semiconductors may be reduced, which could adversely harm our business, financial condition and results of operations. Such a conflict also could negatively impact our OEM and Tier customers' supply chains and production schedules. In addition, any outbreak of hostilities or conflict between China and Taiwan could harm our operations globally, and the operations of our customers and suppliers.
OPERATIONAL RISK FACTORS
Supply chain disruptions impacting our ability to timely receive competitively-priced raw materials and parts used in our products, or impacting our ability to timely deliver our finished products to customers, may adversely affect our manufacturing processes, financial condition, results of operations, and cash flows.
We have manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. In our manufacturing processes, we source raw materials and parts from a global supply chain. We sell and deliver our finished products to customers all over the world. We rely on third parties to supply certain raw materials, components, and packaging products, and to deliver our finished products. Any interruption or failure by our suppliers, distributors, and other contractors to meet their obligations on schedule or in accordance with our expectations could adversely affect our business and financial results. We have experienced supply chain disruptions related to foam chemical shortages, semiconductor shortages, labor availability, and freight challenges, as well as higher costs associated with each of these issues. We have also experienced delays in delivery of raw materials, parts, and finished goods because of shutdown or congested delivery ports, inclement weather, and the invasion of Ukraine. This has resulted in reduced volume and higher costs in many of our businesses, including our Automotive Group and Bedding Products segment, primarily related to negative impacts on component demand and finished goods production.
We also bear the risk of delays or non-delivery because of severe weather-related events, natural disaster, fire or explosion, terrorism, pandemics (such as COVID-19), government action, or other reasons beyond our control or the control of our suppliers, all of which could impair our ability to timely manufacture and deliver our products.
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

The COVID-19 pandemic has had, and could further have, an adverse impact to (i) our manufacturing operations' ability to remain fully operational; and (ii) our ability to obtain necessary raw materials and parts, maintain appropriate labor levels, and manufacture and ship finished products to customers due to supply chain disruptions or otherwise; all of which, in the aggregate, have had, and could further have, a negative impact on our trade sales, earnings, liquidity, cash flow, financial condition, and our stock price.
All of the countries in which we operate have been, and are continuing to be, affected by the COVID-19 pandemic. All of our facilities are open and running at this time. If our manufacturing operations are not fully operational, our ability to obtain necessary raw materials and parts, to manufacture and ship finished products to our customers, and to maintain appropriate labor levels, could be negatively impacted, particularly if we are unable to shift production to other manufacturing facilities. Some of our facilities in China, most notably in our Automotive and Home Furniture businesses, have been temporarily closed from time to time due to strict COVID-related lockdown requirements. If the lockdowns in China are imposed on a broader geographic scope, this could materially negatively impact our manufacturing capacity, our customers or vendors, and our ability to transport goods in our supply chain. We have also had, at various times, some capacity restrictions on our plants due to governmental orders in other parts of the world. We have been and could be further negatively affected by governmental action in any one or more of the countries in which we operate by the imposition, or re-imposition, of restrictive social measures, mandatory closures of retail establishments that sell our products or our customers’ products, travel restrictions, and restrictions on the import or export of products. The continued realization of these risks to our manufacturing operations, labor force, and supply chain could also increase labor, commodity, and transportation costs.
FINANCIAL RISK FACTORS
Macro market uncertainties have had, and could further have, an adverse impact on the collection of trade and other notes receivable in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency.
Beginning in early 2020, many of our customers and other third parties were adversely affected by the social and governmental restrictions and limitations related to the COVID-19 pandemic. Because of this, we believed the risk of customer nonpayment increased. As such, in the first quarter of 2020, we increased our allowance for doubtful accounts by $20 million, including $9 million associated with a single customer in our Bedding Products segment (fully reserving the balances for this customer). As 2020 progressed, worldwide conditions stabilized, and our bad debt expense finished at $17 million for the year. While favorable customer payment trends have continued through 2021 and 2022, we recorded $2 million bad debt during the nine months ended September 30, 2022, related to macro market uncertainties and ordinary customer credit reviews.
If our customers continue to be adversely affected by macro market uncertainties, they may suffer significant financial difficulty. Macro market uncertainties may include, but are not limited to, rising interest rates, inflation, increased geopolitical tensions, impacts of the COVID-19 pandemic, and political economic policy changes. As a result, our customers may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these parties. If we are unable to collect trade receivables and other notes receivable on a timely basis, larger provisions for bad debt may be required and may result in a negative impact on our earnings, liquidity, cash flow, and financial condition.
Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At September 30, 2022, goodwill and other intangible assets represented $2.1 billion, or 41% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.0 billion, or 20% of total assets.
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

Our annual goodwill impairment testing performed in the second quarter of 2022 and 2021 indicated no goodwill impairments. However, fair value exceeded carrying value by less than 100% for three reporting units as summarized in the table below:

	Fair value in excess of carrying value		Goodwill
	Goodwill impairment testing as performed in the second quarter 2022	Goodwill impairment testing as performed in the second quarter 2021	As of September 30, 2022
Bedding	54%	171%	$893	million
Work Furniture	78%	85%	$97	million
Aerospace	40%	28%	$65	million
The Bedding reporting unit’s market value decreased primarily because of lower comparable company multiples and higher discount rates. Although the long-term outlook for the Bedding reporting unit remains strong, macro-economic factors also have negatively impacted consumer confidence and spending, which in turn has had an adverse impact on the bedding market's near-term forecast.
Although the Work Furniture and Aerospace reporting units' forecasts used in the 2022 goodwill impairment testing improved as compared to the 2021 testing, their fair values were adversely impacted by lower comparable company multiples and higher discount rates. Work Furniture's forecasts improved in 2022; sales continue to grow from improving demand in the contract market as companies redesign their footprints and invest in office space, although demand for products sold for residential use is softening. Aerospace’s forecasts improved in 2022, as fabricated duct assemblies are at 2019 levels, and demand for welded and seamless tube products is improving modestly but still below pre-pandemic levels. We expect the industry to return to 2019 demand levels in 2024.
The fair value of the Hydraulic Cylinders reporting unit exceeded its carrying value by 32% as of our second quarter 2022 testing, compared to 86% in 2021. At the time of our annual goodwill impairment testing in both 2022 and 2021, there was no goodwill associated with the Hydraulic Cylinders reporting unit, but an August 2022 acquisition added goodwill. At September 30, 2022, the goodwill balance was $35 million.
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
Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. As of September 30, 2022, we had $118 million of deferred tax assets ($132 million less a $14 million valuation allowance). After netting of deferred tax liabilities, the net amount presented within Sundry assets on our Consolidated Condensed Balance Sheet is $9 million. It is possible the amount and source of our taxable income could materially change in the future. Particularly, our mix of earnings by taxing jurisdiction may materially change in that we may have more or less taxable income generated in North America, Europe, or Asia as compared to prior years. This change may impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.
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

We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. In 2021, chemical prices inflated due to robust demand and shortages from severe weather, supplier production disruptions, port delays, and logistics challenges. The supply shortages in 2021 resulted in significant restrictions by producers. Late in 2021 and into the first half of 2022, chemical prices leveled off as supply availability improved. We import certain chemicals to supplement domestic supply, but port delays and logistics issues could limit access to those products. If we are unable to obtain the chemicals or pass the increased cost along to our customers, our results of operations may be negatively impacted.
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
We have approximately 130 production facilities in 18 countries, primarily in North America, Europe, and Asia. We rely on several on-premise and cloud-based computerized systems and networks to obtain, secure, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our production facilities. We receive, process, manufacture, and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payments to our vendors. We also manage our production processes with certain industrial control systems. We also have risk associated with the network connectivity and systems for consolidated reporting. Technology failures or security breaches of a new or existing infrastructure, including our industrial control systems, could impede normal operations, create system disruptions, or create unauthorized disclosure of confidential information.
We have a formal process in place for both incident response and cybersecurity continuous improvement that includes a cross-functional Cybersecurity Oversight Committee. Members of the Cybersecurity Oversight Committee update the Board of Directors quarterly on cybersecurity activity, with procedures in place for interim reporting, if necessary.
Although we have not experienced any material technology failures or cybersecurity breaches, we have enhanced our cybersecurity protection efforts over the last few years and continue to do so. We use a third party to periodically benchmark our information security program against the National Institute of Standards and Technology’s Cybersecurity Framework. We provide quarterly cybersecurity training for employees with access to our email and data systems, and we have purchased broad form cyber insurance coverage. Although we believe that our cybersecurity protection systems are adequate, cybersecurity risk has increased due to increased remote access, remote work conditions, and associated strain on employees. As such, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure of confidential information. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems, including those resulting from ransomware attached to our industrial control systems. If this occurs, our operations could be disrupted, or we may suffer financial loss because of lost or misappropriated information. Also, we may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damages, proprietary and confidentiality impacts, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value.

TRADE RISK FACTORS
Recent U.S. export controls against China could exacerbate the global semiconductor shortage and negatively impact (i) our ability to manufacture and timely deliver our products, (ii) our OEM and Tier customers’ production schedules, and (iii) the demand for our products.
Our Automotive Group uses semiconductors in seat comfort products, and to a lesser extent in motors and actuators. According to certain market reports, China is a leading manufacturer of the world’s semiconductors. The U.S. government recently announced new export controls regarding certain semiconductor chips and semiconductor manufacturing equipment which restrict U.S. companies’ ability to export these products to China without a license. The new controls may exacerbate the global semiconductor shortage and negatively impact our ability to source an adequate supply of semiconductors used in our manufacturing processes. If so, this exacerbated shortage could endanger our ability to manufacture and timely deliver our products. It also could negatively impact our OEM and Tier customers’ production schedules, and the demand for our products. Additionally, China may adopt retaliatory trade restrictions against U.S. companies. If this occurs, our Chinese-based operations may be negatively impacted. Any of these risks, if realized, could negatively impact our business, results of operations and financial condition.
CLIMATE CHANGE RISK FACTORS
Climate change transition risks, including new treaties, laws and regulations, could negatively impact our business, capital expenditures, compliance costs, results of operations, financial condition, competitive position, and reputation.
Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gas (GHG) emissions, including carbon dioxide. At September 30, 2022, we had approximately 130 manufacturing facilities in 18 countries. Most of our facilities are engaged in manufacturing processes that produce GHG, including carbon dioxide. We also maintain a fleet of over-the-road tractor trailers that emit GHG. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There are certain transition risks (meaning risks related to the process of reducing the Company’s carbon footprint) that could materially affect our business, capital expenditures, results of operations, financial condition, competitive position and reputation. One of these transition risks is the change in treaties, laws, policies, and regulations that could impose significant operational and compliance burdens. For example, our operations are subject to certain governmental actions like the European Union’s (EU) “European Green Deal” (which provides for a 55% reduction in net GHG emissions by 2030 (compared to 1990 levels), and no net emissions of GHG by 2050), and the “Paris Agreement” (which is an international treaty on climate change designed to lower GHG emissions). In addition, specifically with respect to our Automotive Group, the EU is moving forward with an effective ban on the sale of new gas-powered automobiles in the EU from 2035 (with interim requirements by 2030), aiming to accelerate the conversion to zero-GHG emission automobiles as part of a broad package to combat global warming. The states of California and New York are also implementing similar provisions. The Company’s automotive products can be sold to manufacturers of either gas-powered or electric-powered vehicles. However, if our customers (who may be subject to any of these or other similarly proposed or newly enacted laws and regulations) incur additional costs to comply with such laws and regulations, which in turn, impact their ability to operate at similar levels in certain jurisdictions, the demand for our products could be adversely affected. Also, overall, there continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. If these laws or regulations (including the SEC's proposed rule regarding climate-related disclosures) impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. Non-compliance with climate change treaties, legislative and regulatory requirements could also negatively impact our reputation. To date, however, we have not experienced a material impact from climate change legislative and regulatory efforts.
The physical effects of climate change could adversely affect our business, results of operations and financial condition.
Direct Effects
The acute and chronic physical effects of climate change, such as severe weather-related events, natural disasters and/or significant changes in climate patterns could have an increasingly adverse impact on our business and customers. At September 30, 2022, we had approximately 130 manufacturing facilities in 18 countries, primarily in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2021, our largest customer represented approximately 6% of our sales, and our customers were located in 96 countries. Although our diverse geographical manufacturing footprint and our broad geographical customer base mitigates the potential physical risks of any local or regional climate change weather-related event having a material effect on our operations and results, the increased frequency and severity of such weather-related events could pose a risk to our operations and results. Over the past few years, we have experienced damage to our operations due to flash floods, windstorms, tornadoes and a hailstorm. These events did not have a material impact on our physical properties, or ability to manufacture and distribute our products to customers in a timely fashion, and did not have a material effect on our business, financial condition or results of operations. However, in the future, depending on whether severe weather-related events increase in frequency and severity, such events could result in potential damage to our physical assets, local infrastructure, transportation systems, water delivery systems, our customers’ or suppliers' operations, as well as prolonged disruptions in our manufacturing operations, all of which could harm our business, results of operations and financial condition.
Indirect Effects
The physical effects of climate change could continue to have an adverse impact on our supply chain. In 2020 and 2021, we experienced (due, in part, to severe weather-related impacts) supply shortages in chemicals which restricted foam supply. The restriction of foam supply constrained overall mattress production in the bedding industry and reduced our production levels. The cost of chemicals and foam also increased due to the shortages. Severe weather impacts could also reduce supply of other products in our supply chain that could result in higher prices for our products and the resources needed to produce them. If we are unable to secure an adequate and timely supply of raw materials or products in our supply chain, or the cost of these raw materials or products materially increases, it could have a negative impact on our business, results of operations, and financial condition.
In addition, although the cost has not been, and is not expected to be, material to our business, results of operations and financial condition, severe weather-related incidents may continue to result in increased costs of our property insurance.
REGULATORY RISK FACTORS
The timing and amount of our share repurchases is subject to a number of uncertainties.
The Board has established a program authorizing management to repurchase up to 10 million shares each calendar year, with no specific commitment or timetable. The Inflation Reduction Act of 2022 (the Act) imposes a non-deductible 1% excise tax on net repurchases of shares, with some exceptions. The excise tax will be imposed on transactions that occur after December 31, 2022. The imposition of the excise tax will increase the cost to us of making repurchases and may cause the Company to reduce the number of shares repurchased.
Other factors that may influence our decision to utilize, limit, suspend or delay future share repurchases include market conditions, the trading price of our common stock, the nature and magnitude of other investment opportunities available to us from time to time, and the amount of available cash.
LITIGATION RISK FACTORS
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have recorded an immaterial aggregate litigation contingency accrual at September 30, 2022. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies are estimated to be $11 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $11 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. Also, we could be subject to future litigation of various types (including but not limited to litigation related to employment, intellectual property, environmental, taxation, vehicle-related personal injury, antitrust, climate change, and others) that could negatively impact our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see Note 16 Contingencies on page 25 of the Notes to Consolidated Condensed Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
July 2022	—	$—	—	8,592,225
August 2022	46,401	$40.07	46,401	8,545,824
September 2022	40,000	$36.71	40,000	8,505,824
Total	86,401	$38.51	86,401

1    This number does not include shares withheld for taxes on stock unit conversions, as well as forfeitures of stock units, all of which totaled 3,192 shares for the third quarter of 2022. The average price paid per share including these shares was $38.42.

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

3.2	Bylaws of the Company, as amended through November 9, 2021, filed November 10, 2021 as Exhibit 3.2.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

31.1*	Certification of J. Mitchell Dolloff, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2022

31.2*	Certification of Jeffrey L. Tate, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2022

32.1**	Certification of J. Mitchell Dolloff, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2022

32.2**	Certification of Jeffrey L. Tate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2022

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*,***	Inline XBRL Taxonomy Extension Schema

101.CAL*,***	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*,***	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*,***	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*,***	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Denotes filed herewith.
**	Denotes furnished herewith.
***	Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at September 30, 2022 and December 31, 2021; (ii) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2022 and September 30, 2021; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and September 30, 2021; (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: November 3, 2022	By:	/s/ J. MITCHELL DOLLOFF
J. Mitchell Dolloff President and Chief Executive Officer

DATE: November 3, 2022	By:	/s/ JEFFREY L. TATE
Jeffrey L. Tate Executive Vice President and Chief Financial Officer