Form 10-Q
period 2023-03-31
LEGGETT & PLATT INC
filed 2023-05-04
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of April 25, 2023: 133,111,789

LEGGETT & PLATT, INCORPORATED
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: projections of Company revenue, income, earnings, capital expenditures, dividends, product demand, capital structure, cash flows from operations, metal margins, cash repatriation, restructuring-related costs, tax impacts, effective tax rate, maintenance of indebtedness under the commercial paper program, litigation exposure, acquisition or disposition activity, industry demand projections, the amount of share repurchases, impact of accounts receivable and payable programs, defined benefit plan contributions, collectability of receivables, cost of property insurance, possible goodwill or other asset impairment, access to liquidity, compliance with debt covenant requirements, raw material and parts availability and pricing, supply chain disruptions, labor, semiconductor and chemical shortages, inventory levels, customer requirements, climate-related effects, or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance; and the underlying assumptions relating to forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” “project,” “should,” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.
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
Readers should review Item 1A Risk Factors in our Form 10-K filed February 24, 2023 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties, and developments which may affect our future operations or our performance, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

•the adverse impact on our semiconductor, natural gas, titanium, and birch plywood supply chains, energy availability and costs, softening demand and global inflationary impacts from the Russian invasion of Ukraine;
•the adverse impact of delays and non-delivery of raw materials, parts, and finished products in our supply chain (including chemicals and semiconductors) from severe weather-related events, natural disaster, fire or explosion, terrorism, pandemics, government action, labor strikes or shutdowns at delivery ports, trucking constraints, losses due to tampering, third-party vendor issues with quality, failure by our suppliers to comply with applicable laws and regulations, potential tariffs or other trade restrictions, or other reasons beyond our control;
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

•inflationary and other impacts on raw materials and other costs, including the availability and pricing of steel scrap and rod, chemicals, semiconductors, and the adverse impact of an inadequate labor force, wage rates, and energy costs;
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
•the disruption of the semiconductor industry and our global operations generally from conflict between China and Taiwan;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	March 31, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$344.5	$316.5
Trade receivables, net	642.2	609.0
Other receivables, net	76.0	66.0
Inventories	892.7	907.5
Prepaid expenses and other current assets	59.4	59.0
Total current assets	2,014.8	1,958.0
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,456.6	1,434.0
Buildings and other	808.0	791.0
Land	43.9	43.5
Total property, plant and equipment	2,308.5	2,268.5
Less accumulated depreciation	1,521.9	1,496.1
Net property, plant and equipment	786.6	772.4
OTHER ASSETS
Goodwill	1,473.6	1,474.4
Other intangibles, less accumulated amortization of $367.6 and $356.4 as of March 31, 2023 and December 31, 2022, respectively	660.4	675.4
Operating lease right-of-use assets	221.1	195.0
Sundry	113.5	110.9
Total other assets	2,468.6	2,455.7
TOTAL ASSETS	$5,270.0	$5,186.1
CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt	$8.9	$9.4
Current portion of operating lease liabilities	55.1	49.5
Accounts payable	552.2	518.4
Accrued expenses	237.8	261.7
Other current liabilities	114.6	129.1
Total current liabilities	968.6	968.1
LONG-TERM LIABILITIES
Long-term debt	2,108.9	2,074.2
Operating lease liabilities	175.9	153.6
Other long-term liabilities	129.8	126.1
Deferred income taxes	219.7	222.7
Total long-term liabilities	2,634.3	2,576.6
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	565.9	568.5
Retained earnings	3,039.6	3,046.0
Accumulated other comprehensive loss	(71.8)	(93.5)
Treasury stock	(1,869.2)	(1,882.3)
Total Leggett & Platt, Inc. equity	1,666.5	1,640.7
Noncontrolling interest	.6	.7
Total equity	1,667.1	1,641.4
TOTAL LIABILITIES AND EQUITY	$5,270.0	$5,186.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions, except per share data)	2023	2022
Net trade sales	$1,213.6	$1,322.3
Cost of goods sold	995.0	1,055.0
Gross profit	218.6	267.3
Selling and administrative expenses	116.0	111.7
Amortization of intangibles	16.9	17.0
Net gain from sale of assets and businesses	(.3)	(.6)
Other (income) expense, net	(3.3)	1.6
Earnings before interest and income taxes	89.3	137.6
Interest expense	22.1	20.7
Interest income	1.1	1.2
Earnings before income taxes	68.3	118.1
Income taxes	14.8	27.7
Net earnings	53.5	90.4
(Earnings) attributable to noncontrolling interest, net of tax	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$53.5	$90.4
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.39	$.66
Diluted	$.39	$.66

Weighted average shares outstanding
Basic	135.9	136.6
Diluted	136.3	136.9
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions)	2023	2022
Net earnings	$53.5	$90.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	18.7	(8.8)
Cash flow hedges	2.7	1.0
Defined benefit pension plans	.2	.9
Other comprehensive income (loss)	21.6	(6.9)
Comprehensive income (loss)	75.1	83.5
Add: comprehensive loss attributable to noncontrolling interest	.1	—
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$75.2	$83.5
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2023	2022
OPERATING ACTIVITIES
Net earnings	$53.5	$90.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	27.4	28.2
Amortization of intangibles and supply agreements	18.0	17.5
(Decrease) increase in provision for losses on accounts and notes receivable	(2.3)	1.4
Writedown of inventories	4.7	3.2
Net gain from sales of assets and businesses	(.3)	(.7)
Deferred income tax (benefit) expense	(1.2)	2.0
Stock-based compensation	9.7	12.9
Other, net	6.0	(1.5)
Increases/(decreases) in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(38.4)	(57.8)
Inventories	13.7	(58.3)
Other current assets	(.3)	(1.2)
Accounts payable	30.8	11.4
Accrued expenses and other current liabilities	(24.6)	(8.5)
NET CASH PROVIDED BY OPERATING ACTIVITIES	96.7	39.0
INVESTING ACTIVITIES
Additions to property, plant and equipment	(37.7)	(18.7)
Proceeds from sales of assets and businesses	.5	2.4
Other, net	.8	—
NET CASH USED FOR INVESTING ACTIVITIES	(36.4)	(16.3)
FINANCING ACTIVITIES
Payments on long-term debt	(.8)	(.1)
Change in commercial paper and short-term debt	29.3	21.0
Dividends paid	(58.3)	(56.0)
Purchases of common stock	(5.2)	(21.6)
Other, net	(.6)	(.4)
NET CASH USED FOR FINANCING ACTIVITIES	(35.6)	(57.1)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3.3	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28.0	(34.4)
CASH AND CASH EQUIVALENTS—January 1,	316.5	361.7
CASH AND CASH EQUIVALENTS—March 31,	$344.5	$327.3
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
The December 31, 2022 financial position data included herein was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.
Accounts Receivable and Accounts Payable Programs
We participate in trade receivables sales programs in combination with certain customers and third-party banking institutions. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $50.0 and $55.0 of trade receivables that were sold and removed from our Consolidated Condensed Balance Sheets at March 31, 2023 and December 31, 2022, respectively.
We sometimes utilize third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The accounts payable associated with the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $105.0 at March 31, 2023 and $80.0 at December 31, 2022.
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

	Three Months Ended March 31,
	2023	2022
Bedding Products
Bedding Group	$528.5	$639.4

Specialized Products
Automotive Group	214.3	207.5
Aerospace Products Group	37.9	29.0
Hydraulic Cylinders Group [1]	68.5	27.6
	320.7	264.1

Furniture, Flooring & Textile Products
Home Furniture Group	80.3	118.4
Work Furniture Group	70.6	83.7
Flooring & Textile Products Group	213.5	216.7
	364.4	418.8
	$1,213.6	$1,322.3

1 In August 2022, we acquired a leading global manufacturer of hydraulic cylinders for heavy construction equipment.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
corporate income and expenses are allocated to the segments based on sales or other appropriate metrics. These allocated corporate costs include depreciation and other costs and income related to assets that are not allocated or otherwise included in the segment assets.
A summary of segment results is shown in the following tables.

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Three Months Ended March 31, 2023
Bedding Products	$528.5	$9.6	$538.1	$33.3	$25.6
Specialized Products	320.7	.4	321.1	28.7	10.7
Furniture, Flooring & Textile Products	364.4	3.1	367.5	28.3	5.8
Intersegment eliminations and other [2]				(1.0)	3.3
	$1,213.6	$13.1	$1,226.7	$89.3	$45.4
Three Months Ended March 31, 2022
Bedding Products	$639.4	$12.0	$651.4	$76.2	$26.2
Specialized Products	264.1	.9	265.0	20.3	10.8
Furniture, Flooring & Textile Products	418.8	4.3	423.1	42.7	5.9
Intersegment eliminations and other [2]				(1.6)	2.8
	$1,322.3	$17.2	$1,339.5	$137.6	$45.7
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

	March 31, 2023	December 31, 2022
Bedding Products	$833.6	$931.2
Specialized Products	396.2	350.1
Furniture, Flooring & Textile Products	409.0	423.1
Average current liabilities included in segment numbers above	718.0	793.9
Unallocated assets [1]	2,898.7	2,840.6
Difference between average assets and period-end balance sheet	14.5	(152.8)
Total assets	$5,270.0	$5,186.1

1 Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. EARNINGS PER SHARE (EPS)
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2023	2022
Net earnings
Net earnings	$53.5	$90.4
(Earnings) attributable to noncontrolling interest, net of tax	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$53.5	$90.4

Weighted average number of shares (in millions)
Weighted average number of common shares used in basic EPS	135.9	136.6
Dilutive effect of stock-based compensation	.4	.3
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	136.3	136.9

Basic and diluted EPS
Basic EPS attributable to Leggett & Platt common shareholders	$.39	$.66

Diluted EPS attributable to Leggett & Platt common shareholders	$.39	$.66

Other information
Anti-dilutive shares excluded from diluted EPS computation	.5	.4

Cash dividends declared per share	$.44	$.42

6. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	March 31, 2023		December 31, 2022
	Current	Long-term	Current	Long-term
Total trade receivable	$657.4	$—	$626.8	$—
Allowance for doubtful accounts - trade receivables	(15.2)	—	(17.8)	—
Trade receivables, net	$642.2	$—	$609.0	$—

Other notes receivable	—	22.2	—	22.4
Taxes receivable, including income taxes	5.4	—	5.0	—
Value-added taxes (VAT) recoverable [1]	58.1	—	45.4	—
Other receivables	12.5	—	15.6	—
Allowance for doubtful accounts - Other notes receivable	—	(21.0)	—	(21.2)
Other receivables, net	$76.0	$1.2	$66.0	$1.2
1 We have experienced VAT refund delays from the Mexican government. These balances include $47.7 and $36.5 at March 31, 2023 and December 31, 2022, respectively, of Mexico VAT recoverable. We believe that these are fully collectible.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2022	Add: Charges	Less: Net Charge-offs/ (Recoveries) and Other	Balance at March 31, 2023
Total trade receivables	17.8	(2.1)	.5	15.2
Other notes receivable	21.2	(.2)	—	21.0
Total allowance for doubtful accounts	$39.0	$(2.3)	$.5	$36.2
7. STOCK-BASED COMPENSATION
The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Executive Stock Unit (ESU) program contributions	$.7	$.1	$1.2	$.2
Discounts on various stock awards:
Deferred Stock Compensation Program	.3	—	.4	—
ESU program	.2	—	.4	—
Discount Stock Plan	.2	—	.2	—
Performance Stock Unit (PSU) awards: [1]
2023 PSU awards 1A	.4	.4	—	—
2022 and prior PSU awards 1B	.7	.3	1.0	(.2)
Restricted Stock Unit (RSU) awards	5.3	—	6.7	—
Other, primarily non-employee directors restricted stock	.4	—	.5	—
Total stock-related compensation expense	8.2	$.8	10.4	$—
Employee contributions for above stock plans	1.5		2.5
Total stock-based compensation	$9.7		$12.9

Tax benefits on stock-based compensation expense	$2.0		$2.6
Tax benefits on stock-based compensation payments	.3		.6
Total tax benefits associated with stock-based compensation	$2.3		$3.2
1 PSU Awards
For the following programs, we intend to pay 50% in shares of our common stock and 50% in cash, although we reserve the right (subject to the Human Resources and Compensation (HRC) Committee's approval) to pay up to 100% in cash. Cash settlements are recorded as a liability and adjusted to fair value at each reporting period.
1A 2023 PSU Awards
In February 2023, the HRC Committee amended the PSU award agreement. Following the amendment, the 2023 awards are based on two performance conditions as detailed below. The base payout percentage will be determined by the level of achievement of these performance conditions, and then adjusted by a payout multiplier based on our Total Shareholder Return (TSR) compared to a peer group. Participants will earn from 0% to 200% of the base award.
Grant date fair values are calculated based on the grant date stock price and a Monte Carlo simulation of stock and volatility data for Leggett and each of the peer companies for the payout multiplier. Expense is adjusted every quarter over the three-year vesting period based on the number of shares expected to vest.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The PSU awards contain the following conditions:
•A service requirement—Awards general "cliff" vest three years following the grant date.
•Two performance conditions over the three-year performance period:
◦50% of the awards are based on Return on Invested Capital (ROIC). ROIC is calculated as our average annual net operating profit after tax divided by our average invested capital.
◦50% of the awards are based on achieving specified Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) performance targets.
•A market condition—The payout multiplier is based upon our relative TSR compared to a group of peer companies during the three-year performance period. The peer group consists of all the companies in the Industrial, Materials, and Consumer Discretionary sectors of the S&P 500 and S&P Midcap 400 (approximately 300 companies). The multiplier will increase or decrease the payout by up to 25%, not to exceed the maximum 200% payout, and will also limit the payout to 100% if our TSR is negative.
1B 2022 and Prior PSU Awards
TSR Based
Previous to 2023, PSU awards were based 50% upon our TSR compared to a peer group. A small number of PSU awards were based 100% upon relative TSR for certain business unit employees to complement their particular mix of incentive compensation. Grant date fair values were calculated using a Monte Carlo simulation of stock and volatility data for Leggett and each of the peer companies. Grant date fair values are amortized using the straight-line method over the three-year vesting period.
The relative TSR component of the PSU awards contained the following conditions:
•A service requirement—Awards generally “cliff” vest three years following the grant date.
•A market condition—Awards are based on our TSR compared to the same peer group as noted above. Participants will earn from 0% to 200% of the base award depending upon how our TSR ranks within the peer group at the end of the three-year performance period.
EBIT CAGR Based
Previous to 2023, PSU awards were based 50% upon our, or the applicable profit center's, EBIT CAGR. Grant date fair values were calculated using the grant date stock price discounted for dividends over the vesting period. Expense is adjusted every quarter over the three-year vesting period based on the number of shares expected to vest.
The EBIT CAGR component of the PSU awards contained the following conditions:
•A service requirement—Awards generally “cliff” vest three years following the grant date.
•A performance condition—Awards are based on achieving specified EBIT CAGR targets for our or the applicable profit center's EBIT during the third year of the period compared to EBIT during the fiscal year immediately preceding the period. Participants will earn from 0% to 200% of the base award.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Below is a summary of shares and grant date fair value related to PSU awards for the periods presented:

	Three Months Ended March 31,
	2023	2022
2023 awards and 2022 TSR based award
Total shares base award	.1	.1
Grant date per share fair value	$29.31	$41.13
Risk-free interest rate	4.4%	1.7%
Vesting period in years	3.0	3.0
Expected volatility	45.7%	45.2%
Expected dividend yield	5.5%	4.6%

2022 EBIT CAGR based award
Total shares base award		.1
Grant date per share fair value		$32.88
Vesting period in years		3.0

Three-Year Performance Cycle for PSU - TSR Based
Award Year	Completion Date	Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date	TSR Performance Relative to the Peer Group (1%=Best)
2019	December 31, 2021	—%	— million	$—	First quarter 2022	78	th percentile
2020	December 31, 2022	—%	— million	$—	First quarter 2023	87	th percentile

Three-Year Performance Cycle for PSU - EBIT CAGR Based
Award Year	Completion Date	Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2019	December 31, 2021	127.0%	< .1 million	$3.5	First quarter 2022
2020	December 31, 2022	—%	— million	$—	First quarter 2023
8. INVENTORIES
The following table recaps the components of inventory for each period presented:

	March 31, 2023	December 31, 2022
Finished goods	$397.0	$389.9
Work in process	78.1	71.1
Raw materials and supplies	417.6	446.5
Inventories	$892.7	$907.5
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. EMPLOYEE BENEFIT PLANS
We expect to contribute approximately $5.0 to our defined benefit pension plans in 2023.
The following table provides interim information for our defined benefit pension plans:

	Three Months Ended March 31,
	2023	2022
Components of net pension expense
Service cost	$1.3	$1.3
Interest cost	2.2	1.7
Expected return on plan assets	(2.7)	(3.3)
Recognized net actuarial loss	.4	.7
Net pension expense	$1.2	$.4

The components of net pension expense, other than the service cost component, are included in the line item “Other (income) expense, net” in the Consolidated Condensed Statements of Operations.
10. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2023
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2023	$1,641.4	$3,046.0	$570.5	$(1,882.3)	$.7	$(93.5)
Net earnings	53.5	53.5	—	—	—	—
Dividends declared (See Note 5)	(58.5)	(59.9)	1.4	—	—	—
Treasury stock purchased	(5.2)	—	—	(5.2)	—	—
Treasury stock issued	2.0	—	(16.3)	18.3	—	—
Foreign currency translation adjustments	18.7	—	—	—	(.1)	18.8
Cash flow hedges, net of tax	2.7	—	—	—	—	2.7
Defined benefit pension plans, net of tax	.2	—	—	—	—	.2
Stock-based compensation transactions, net of tax	12.3	—	12.3	—	—	—
Ending balance, March 31, 2023	$1,667.1	$3,039.6	$567.9	$(1,869.2)	$.6	$(71.8)

	Three Months Ended March 31, 2022
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2022	$1,648.6	$2,973.0	$559.9	$(1,846.6)	$.6	$(38.3)
Net earnings	90.4	90.4	—	—	—	—
Dividends declared (See Note 5)	(56.1)	(57.4)	1.3	—	—	—
Treasury stock purchased	(21.6)	—	—	(21.6)	—	—
Treasury stock issued	5.7	—	(14.1)	19.8	—	—
Foreign currency translation adjustments	(8.8)	—	—	—	—	(8.8)
Cash flow hedges, net of tax	1.0	—	—	—	—	1.0
Defined benefit pension plans, net of tax	.9	—	—	—	—	.9
Stock-based compensation transactions, net of tax	11.3	—	11.3	—	—	—
Ending balance, March 31, 2022	$1,671.4	$3,006.0	$558.4	$(1,848.4)	$.6	$(45.2)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended March 31,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2023	$(83.5)	$8.4	$(18.4)	$(93.5)
Other comprehensive income (loss)	18.7	2.6	(.1)	21.2
Reclassifications, pretax	—	.6	.4	1.0
Income tax effect	—	(.5)	(.1)	(.6)
Attributable to noncontrolling interest	.1	—	—	.1
Balance, March 31, 2023	$(64.7)	$11.1	$(18.2)	$(71.8)

Balance, January 1, 2022	$(11.7)	$11.9	$(38.5)	$(38.3)
Other comprehensive income (loss)	(8.8)	2.4	—	(6.4)
Reclassifications, pretax	—	(1.2)	.7	(.5)
Income tax effect	—	(.2)	.2	—
Balance, March 31, 2022	$(20.5)	$12.9	$(37.6)	$(45.2)
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$152.0	$—	$152.0
Derivative assets (Note 12)	—	3.5	—	3.5
Diversified investments associated with the ESU program	45.7	—	—	45.7
Total assets	$45.7	$155.5	$—	$201.2
Liabilities:
Derivative liabilities (Note 12)	$—	$4.2	$—	$4.2
Liabilities associated with the ESU program	46.3	—	—	46.3
Total liabilities	$46.3	$4.2	$—	$50.5

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$129.0	$—	$129.0
Derivative assets (Note 12)	—	2.9	—	2.9
Diversified investments associated with the ESU program	42.8	—	—	42.8
Total assets	$42.8	$131.9	$—	$174.7
Liabilities:
Derivative liabilities (Note 12)	$—	$5.9	$—	$5.9
Liabilities associated with the ESU program	44.0	—	—	44.0
Total liabilities	$44.0	$5.9	$—	$49.9
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 1) was approximately $165.0 less than carrying value of $1,784.9 at March 31, 2023 and was approximately $210.0 less than carrying value of $1,784.4 at December 31, 2022.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12. DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents assets and liabilities representing the fair value of our most significant derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution and do not consider the offsetting underlying hedged item.

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of March 31, 2023
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Sep 2024	$268.6	$2.8	$.4	$2.1	$.1
Total fair value hedges	Jul 2023	65.4	.1	—	1.8	—
Not designated as hedging instruments	Mar 2024	89.5	.2	—	.2	—
Total derivatives			$3.1	$.4	$4.1	$.1

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2022
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Jun 2024	$263.4	$1.9	$.5	$4.3	$.4
Total fair value hedges	Apr 2023	65.5	.3	—	1.0	—
Not designated as hedging instruments	Dec 2023	86.0	.2	—	.2	—
Total derivatives			$2.4	$.5	$5.5	$.4
The following table sets forth the pretax (gains) losses for our hedging activities for the periods presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note 10) as well as derivative settlements recorded directly to income or expense.

Derivatives	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Three Months Ended March 31,
		2023	2022
Designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$(.1)	$.9
Currency cash flow hedges	Net trade sales	.7	(1.8)
Currency cash flow hedges	Cost of goods sold	(.7)	(.4)
Currency cash flow hedges	Other (income) expense, net	—	.1
Total cash flow hedges		(.1)	(1.2)
Fair value hedges	Other (income) expense, net	2.1	(.5)
Not designated as hedging instruments	Other (income) expense, net	—	.1
Total derivative instruments		$2.0	$(1.6)
13. CONTINGENCIES
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
Although we deny liability in all threatened or pending litigation proceedings in which we are or may be a party, and believe that we have valid bases to contest all claims threatened or made against us, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in the aggregate, of less than $3.0 for all periods presented. There were no material adjustments to the accrual, including cash payments and expense, for the three-month periods ending March 31, 2023 and March 31, 2022. The accruals do not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows.

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of March 31, 2023, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of the accruals noted above are estimated to be $13.0. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (and in excess of the $13.0 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
HIGHLIGHTS
We had first quarter trade sales of $1,214 million for the three months ending March 31, 2023, a decrease of 8% versus the first quarter 2022.
EPS was $.39 for the three months ending March 31, 2023, compared to $.66 in the same period of 2022.
Earnings Before Interest and Taxes (EBIT) for the three months ending March 31, 2023 was $89 million. This is down $48 million compared to the same period in 2022.
Operating cash flow was $97 million in the first three months of 2023, an increase of $58 million versus the same period of 2022.
In February 2023, the Board of Directors declared a $.44 first quarter 2023 dividend, $.02 cents higher than last year’s first quarter dividend, making our annual indicated dividend yield one of the highest among the Dividend Kings and extending our record of consecutive annual increases to over 51 years.
Share repurchases in the first quarter of 2023 were .1 million shares at an average price of $34.04.

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
Our Segments
Our operations are comprised of approximately 135 production facilities located in 18 countries around the world. Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. Our segments are described below.
Bedding Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private label finished mattresses for bedding brands and adjustable bed bases. This segment is also vertically integrated into the production and supply of specialty foam chemicals, steel rod, and drawn steel wire to our own operations and to external customers. Our trade customers for wire make mechanical springs and many other end products. This segment contributed 44% of our trade sales during the first three months of 2023.
Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries. This segment contributed 26% of our trade sales in the first three months of 2023.
Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components. This segment contributed 30% of our trade sales in the first three months of 2023.
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
Senior executives participate in an incentive program with a three-year performance period based on two equal measures: (i) Company Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and (ii) Company Return on Invested Capital (ROIC). The combined EBITDA and ROIC results are subject to a payout multiplier based on the Company's TSR compared to a performance group of approximately 300 peers.

Customers
We serve a broad suite of customers, with our largest customer representing less than 6% of our trade sales in 2022. Many are companies whose names are widely recognized. They include bedding brands and manufacturers, residential and office furniture producers, automotive OEM and Tier 1 manufacturers, and a variety of other companies.
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
Market Demand
Market demand (including product mix) is impacted by several economic factors, with consumer confidence being the most significant. Other important factors include disposable income levels, employment levels, housing turnover, and interest rates. All of these factors influence consumer spending on durable goods, and therefore affect demand for our products and components. Some of these factors also influence business spending on facilities and equipment, which impacts approximately 25% of our sales. As we moved through 2022 and the first quarter of 2023, the dynamic macroeconomic and geopolitical environment pressured our markets and affected our demand. We expect overall demand in 2023 to be slightly lower than levels experienced in 2022.
Trends in Cost of Goods Sold
Our costs can vary significantly as market prices for raw materials (many of which are commodities) fluctuate. We typically have short-term commitments from our suppliers; accordingly, our raw material costs generally move with the market. We have also been impacted by fluctuations in transportation and energy costs (partially from the Russian invasion of Ukraine) as well as labor. Our ability to recover higher costs (through selling price increases) is crucial. When we experience significant increases in costs, we typically implement price increases to recover the higher costs. Conversely, when costs decrease significantly, we generally pass those lower costs through to our customers. The timing of our price increases or decreases is important; we typically experience a lag in recovering higher costs, and we also realize a lag as costs decline.
Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Over the past few years, we have seen varying degrees of inflation and deflation in U.S. steel pricing. Steel costs inflated the first half of 2022 but deflated in the second half of 2022 as demand in the steel markets softened. While steel rod costs were relatively flat, steel scrap costs increased in the first quarter of 2023 due to stronger demand for steel used in automotive manufacturing and construction.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). In 2022, steel rod price increases outpaced steel scrap price increases resulting in significantly expanded metal margins within the steel industry. Metal margins expanded in the first half of 2022 but began to modestly compress in the second half of 2022 and through the first quarter of 2023. These expanded metal margins were partially offset by increased energy and input costs in our Steel Rod business. While uncertain, we currently expect lower metal margins in our Steel Rod business through 2023, which, if realized, would negatively impact our earnings.
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. In 2022, chemical pricing was relatively stable at historically high levels. Pricing began to soften in the latter part of 2022 and continued in the first quarter of 2023.
Shortages in the labor markets in several industries in which we operate created challenges in hiring and maintaining adequate workforce levels in the last few years, which led to increased labor costs. Although this began to moderate in late 2022, labor costs remain at higher levels.
In 2022, some facilities experienced disruptions in logistics necessary to import, export, or transfer raw materials or finished goods, which generally resulted in increased transportation costs. We typically pass through these increased costs to our customers. The issues began to moderate in late 2022 and returned to near pre-pandemic conditions in the first quarter of 2023.

Our other raw materials include woven and nonwoven fabrics. We have experienced changes in the cost of these materials and generally have been able to pass them through to our customers.
When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We must continue providing product options to our customers that enable them to improve the functionality of their products and manage their costs, while providing higher profits for our operations.
Supply Chain Shortages and Disruptions
We have experienced supply chain disruptions related to labor availability and freight challenges, as well as higher costs associated with each of these issues. In 2022, we experienced delays in delivery of raw materials, parts, and finished goods because of shutdown or congested delivery ports and trucking constraints. This resulted in reduced volume and higher costs in many of our businesses. These issues began to moderate in late 2022 and returned to near pre-pandemic conditions in the first quarter of 2023.
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
The Russian invasion of Ukraine has caused disruptions in our supply chain and negatively impacted our results of operations. Although we do not have operations in Russia, Belarus, or Ukraine, and we have not had a material amount of sales into these countries, some of our businesses, in the past, have indirectly sourced, and may continue to indirectly source subject to pricing and legal constraints, a portion of our supply chain requirements of titanium and birch plywood originating from Russia. Our Aerospace Products Group uses titanium in the production of aerospace tubing. Several of our businesses use birch plywood in their products. Also, a significant portion of neon gas is produced in Ukraine. Our Automotive Group uses semiconductors, the production of which uses neon gas. Since the invasion began, the prices of these materials have significantly increased. Several countries have imposed economic sanctions against Russia as a result of its military action. The European Union and the United Kingdom have banned timber imports from Russia. It is possible sanctions could be expanded, or additional measures taken, which could restrict the import of titanium, and further restrict the import of birch plywood originating from Russia or greatly increase the cost of procurement via further increased duties or otherwise. Also, if the conflict in Ukraine expands geographically or in intensity, this may have a negative impact on our operations, including access to energy and other raw materials.
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
For more information regarding supply chain disruptions, see Trends in Cost of Goods Sold on page 20.
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
Antidumping orders on innerspring imports. Since 2009, there have been antidumping duty orders on innerspring imports from China, South Africa, and Vietnam, ranging from 116% to 234%. In September 2019, the Department of Commerce (DOC) and the International Trade Commission (ITC) concluded a second sunset review extending the orders for an additional five years, through October 2024, at which time the DOC and ITC will conduct a third sunset review to determine whether to extend the orders for an additional five years.
Antidumping and countervailing orders on steel wire rod imports. Antidumping and countervailing duty cases filed by major U.S. steel wire rod producers have resulted in the imposition of antidumping duties on imports of steel wire rod from Brazil, China, Belarus, Indonesia, Italy, Korea, Mexico, Moldova, Russia, South Africa, Spain, Trinidad & Tobago, Turkey, Ukraine, United Arab Emirates, and the United Kingdom, ranging from 1% to 757%, and countervailing duties on imports of steel wire rod from Brazil, China, Italy, and Turkey, ranging from 3% to 193%. In June 2020, the ITC and DOC concluded a first sunset review, extending the orders on China through June 2025, and in July 2020, the ITC and DOC concluded a third sunset review, determining to extend the orders on Brazil, Indonesia, Mexico, Moldova, and Trinidad & Tobago through August 2025. The ITC and DOC are currently conducting sunset reviews regarding duties for Belarus, Italy, Korea, Russia, South Africa, Spain, Turkey, Ukraine, United Arab Emirates, and the United Kingdom to determine whether to extend those orders for an additional five years.
Antidumping and countervailing orders on mattress imports. Since 2019, there has been an antidumping duty order on mattress imports from China ranging from 57% to 1,732%. This order will remain in effect through December 2024, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the order for an additional five years.
In March 2020, the Company, along with other domestic mattress producers and two labor unions representing workers at other mattress producers (collectively "Petitioners"), filed antidumping petitions with the DOC and the ITC alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and a countervailing duty petition alleging manufacturers of mattresses in China were benefiting from subsidies. In March 2021, the DOC made final determinations, assigning China a countervailing duty rate of 97.78% and antidumping duty rates on the other seven countries from 2.22% – 763.28%. In April 2021, the ITC made a unanimous affirmative final determination that domestic mattress producers were materially injured by reason of the unfairly priced or subsidized imported mattresses. Accordingly, the agencies instructed that final antidumping and countervailing duty orders will remain in effect for five years, through May 2026, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the orders for an additional five years. Appeals were filed with the U.S. Court of International Trade (CIT) by respondents as to the DOC’s final determinations on antidumping duty rates for Cambodia, Indonesia, and Vietnam and the ITC’s unanimous, final determination of material injury to the domestic industry. Petitioners separately appealed the DOC's final determinations on antidumping duty rates for Cambodia, Indonesia and Thailand.
In November 2022, the CIT ruled partially in favor of the DOC and Petitioners on the calculations of rates for Vietnam, but also sent the case back to the DOC to explain the use of certain financial data in making its determination. The DOC filed its explanation in February 2023.
In February 2023, the CIT ruled partially in favor of Petitioners on the calculation of rates for Cambodia, but also sent the case back to the DOC to explain the use of certain financial data in making its determination. In March 2023, the CIT ruled partially in favor of Petitioners on the calculation of rates for Indonesia, but also sent the case back to the DOC to explain treatment of certain in-transit mattresses and selling expenses. These matters and the other appeals are ongoing with no timeline for decisions by the CIT. See Item 1 Legal Proceedings on page 36 for more information.
Relief under the CARES Act
We deferred $19 million of our 2020 payment of employer's Social Security match as provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Approximately half was paid in January 2022 and the other half was paid in January 2023, all in accordance with the holiday schedules for the December 31, 2021 and December 31, 2022 deferral dates. This deferral did not have a material impact on our short- or long-term financial condition, results of operations, liquidity, or capital resources and did not contain material restrictions on our operations, sources of funding, or otherwise.

RESULTS OF OPERATIONS
Discussion of Consolidated Results
Three Months:
Trade Sales were $1,214 million in the first three months of 2023, an 8% decrease versus the same period last year. Organic sales decreased 11%. Volume was down 7%, primarily from demand softness in residential end markets, partially offset by growth in our Automotive, Aerospace, and Hydraulic Cylinders businesses. Raw material-related selling price decreases reduced sales 3%, and currency impact decreased sales 1%. Acquisitions, net of divestitures, increased sales 3%.
EBIT decreased 35% to $89 million, primarily from lower volume and lower metal margin in our Steel Rod business.
EPS decreased to $.39 for the first three months of 2023, versus $.66 in the same period of 2022, primarily from lower EBIT as discussed above.
Net Interest Expense and Income Taxes
2023 net interest expense was $2 million higher than the three months ended March 31, 2022 due to higher commercial paper borrowings and higher rates on those borrowing in 2023 versus 2022. The increase in commercial paper borrowings was a result of the repayment of our $300 million 3.4% Senior Notes that matured in August 2022 and an August 2022 acquisition.
Our worldwide effective tax rate was 22% for the first quarter of 2023, compared to 23% for the same quarter last year. While the U.S. statutory federal income tax rate was 21% in both years, foreign withholding taxes, the impact of foreign earnings, Global Intangible Low-Taxed Income (GILTI), and other less significant items added 4% to our tax rate in 2023 and 2% in 2022. In 2023, our rate was favorably impacted by 3% from a deferred tax benefit recorded for future distributions of post-retirement executive stock compensation.
For the full year, we are anticipating an effective tax rate of approximately 24%, including the impact of discrete tax items that we expect to occur from quarter to quarter. We utilize prudent tax planning strategies for opportunities to optimize our tax rate, but other factors, such as our overall profitability, the mix and level of earnings among jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits, and the effect of tax law changes can also influence our rate.

Discussion of Segment Results
Three Month Discussion
A description of the products included in each segment, along with segment financial data, appears in Note 4 to the Consolidated Condensed Financial Statements on page 8. A summary of segment results is shown in the following tables.

Trade Sales (Dollar amounts in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Change in Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$528.5	$639.4	$(110.9)	(17.3)%	(17.2)%
Specialized Products	320.7	264.1	56.6	21.4	8.5
Furniture, Flooring & Textile Products	364.4	418.8	(54.4)	(13.0)	(14.7)
Total	$1,213.6	$1,322.3	$(108.7)	(8.2)%	(11.3)%

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Bedding Products	$33.3	$76.2	$(42.9)	(56.3)%	6.3%	11.9%
Specialized Products	28.7	20.3	8.4	41.4	8.9	7.7
Furniture, Flooring & Textile Products	28.3	42.7	(14.4)	(33.7)	7.8	10.2
Intersegment eliminations & other	(1.0)	(1.6)	.6
Total	$89.3	$137.6	$(48.3)	(35.1)%	7.4%	10.4%

Depreciation and Amortization (Dollar amounts in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Bedding Products	$25.6	$26.2
Specialized Products	10.7	10.8
Furniture, Flooring & Textile Products	5.8	5.9
Unallocated [2]	3.3	2.8
Total	$45.4	$45.7

1This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the respective segment discussions below for a reconciliation of the change in total segment trade sales to organic sales.
2Unallocated consists primarily of depreciation and amortization on non-operating assets.

Bedding Products
Trade sales decreased $111 million, or 17%. Organic sales decreased 17%. Volume decreased 9% primarily due to demand softness in U.S. bedding markets and lower trade demand in our Steel Rod and Drawn Wire businesses. Raw material-related selling price decreases reduced sales 7%, and currency impact decreased sales 1%. A small divestiture in 2022 reduced trade sales by less than 1%.
EBIT decreased $43 million, primarily from lower metal margin, lower volume, and lower overhead recovery.
Specialized Products
Trade sales increased $57 million, or 21%. Organic sales increased 8%, driven by volume growth of 11% and raw material-related selling price increases of 2% partially offset by currency impact of 5%. The Hydraulic Cylinders acquisition completed in August 2022 added 13% to trade sales growth.
EBIT increased $8 million, primarily from higher volume. First quarter 2023 also benefited from a $4 million reduction to a contingent purchase price liability associated with a prior year acquisition, primarily offset by currency impact.

Furniture, Flooring & Textile Products
Trade sales decreased $54 million, or 13%. Organic sales decreased 15%, from volume declines of 15% across the segment. Raw material-related selling price increases of 1% were offset by currency impact of 1%. Textile acquisitions in 2022 added 2% to trade sales.
EBIT decreased $14 million, primarily from lower volume.
LIQUIDITY AND CAPITALIZATION
Liquidity
Sources of Cash
Cash on Hand
At March 31, 2023, we had cash and cash equivalents of $345 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations.
If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $18 million. Although there are capital requirements in various jurisdictions, none of this cash was inaccessible for repatriation at March 31, 2023.
Cash from Operations
The primary source of funds for our short-term cash requirements is our cash generated from operating activities. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the three months ended March 31, 2023 was $97 million, up $58 million from the same period last year, reflecting a smaller use of cash for working capital partially offset by lower earnings.
We closely monitor our working capital levels and ended the quarter with adjusted working capital at 15.8% of annualized trade sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities, and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed in Cash on Hand above, substantially all of these funds are held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Dollar amounts in millions)	March 31, 2023	December 31, 2022
Current assets	$2,014.8	$1,958.0
Current liabilities	968.6	968.1
Working capital	1,046.2	989.9
Cash and cash equivalents	344.5	316.5
Current debt maturities and current portion of operating lease liabilities	64.0	58.9
Adjusted working capital	$765.7	$732.3
Annualized trade sales [1]	$4,854.4	$4,783.2
Working capital as a percent of annualized trade sales	21.6%	20.7%
Adjusted working capital as a percent of annualized trade sales	15.8%	15.3%
1 Annualized trade sales is the respective quarter's trade sales multiplied by 4 (first quarter 2023 and fourth quarter 2022 trade sales were $1,213.6 million and $1,195.8 million, respectively). We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022		March 31, 2023	December 31, 2022	March 31, 2022
Trade Receivables	$642.2	$609.0	$666.5	DSO [1]	48	44	45

Inventories	$892.7	$907.5	$1,045.8	DIO [2]	81	83	89

Accounts Payable	$552.2	$518.4	$622.0	DPO [3]	50	50	53

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
Trade Receivables - Our trade receivables and DSO increased at March 31, 2023 compared to December 31, 2022. Accounts receivable increases were primarily associated with sales growth in the Specialized segment, whose customers generally have longer terms, and due to seasonality in the Fabric Converting and Geo Components businesses. Trade receivables decreased and DSO increased compared to March 31, 2022 due to demand softness and timing of payments, partially offset by acquisitions. Our allowance for doubtful accounts decreased by $2 million during the first three months of 2023 related to ordinary customer credit risk reviews. We closely monitor accounts receivable and collections, including accounts for possible loss. We also monitor general macroeconomic conditions and other items that could impact the expected collectability of all customers, or pools of customers with similar risk. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based upon the facts and circumstances for each individual customer, as well as pools of similar customers.
Inventories - Our inventories and DIO decreased at March 31, 2023 compared to both December 31, 2022 and March 31, 2022. During the second half of 2022, inventories decreased as we reduced to levels needed to support current demand, primarily in Bedding, while maintaining our ability to service customer requirements. These reductions were somewhat offset by acquisitions as compared to March 31, 2022. In 2023, chemical price deflation was partially offset by advanced chemical purchases in anticipation of future inflation.
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
Accounts Payable - Our accounts payable increased while DPO remained flat at March 31, 2023 compared to December 31, 2022 primarily due to the timing of steel scrap purchases. Accounts payable and DPO decreased compared to March 31, 2022. The decreased accounts payable balances were primarily related to the inventory factors discussed above. Our payment terms did not change meaningfully since last year, and we have continued to focus on optimizing payment terms with our vendors. We continue to look for ways to establish and maintain favorable payment terms through our significant purchasing power and also utilize third-party services that offer flexibility to our vendors, which in turn helps us manage our DPO as discussed below.

Accounts Receivable and Accounts Payable Programs - We participate in trade receivables sales programs in combination with certain customers and third-party banking institutions. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $50 million and $55 million of trade receivables that were sold and removed from our Consolidated Condensed Balance Sheets at March 31, 2023 and December 31, 2022, respectively. These sales reduced our quarterly DSO by roughly four days at March 31, 2023 and December 31, 2022, and the impact to year-to-date operating cash flow (used for) and provided by was approximately ($5) million and $5 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
For accounts payable, we have historically looked for ways to optimize payment terms through utilizing third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. As such, there is no direct impact on our DPO, accounts payable, operating cash flows, or liquidity. The accounts payable associated with the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $105 million at March 31, 2023 and $80 million at December 31, 2022.
While we utilize the above items as tools in our cash flow management and offer them as options to facilitate customer and vendor operating cycles, if there were to be a cessation of these programs, we do not expect it would materially impact our operating cash flows or liquidity.
Commercial Paper Program
Another source of funds for our short-term cash requirements is our $1.2 billion commercial paper program. As of March 31, 2023, we had $317 million commercial paper outstanding. For more information on our commercial paper program, see Commercial Paper Program on page 29.
Credit Facility
Our credit facility is a multi-currency facility providing us the ability, from time to time, to borrow, repay, and re-borrow up to $1.2 billion until the maturity date, at which time our ability to borrow under the facility will terminate. The credit facility matures in September 2026. Currently, there are no borrowings under the credit facility. For more information on our credit facility, see Credit Facility on page 30.
Capital Markets
We also believe that we have the ability to raise debt in the capital markets which acts as a source of funding of long-term cash requirements. Currently, we have $2.1 billion of total debt outstanding with $9 million due within 12 months and the remaining maturing through 2051. For more information, please see Long-Term Debt (including Current Maturities) on page 30.
Uses of Cash
Our long-term priorities for uses of cash are: fund organic growth including capital expenditures, pay dividends, fund strategic acquisitions, and repurchase stock with available cash.
Capital Expenditures
We are making investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We expect capital expenditures of $100-$130 million in 2023 of which we have spent $38 million as of March 31, 2023. Our employee incentive plans emphasize cash flow, which includes changes in working capital and capital expenditures. This emphasis focuses our management on investing additional capital dollars where attractive return potential exists.
Dividends
Dividends are one of the primary means by which we return cash to shareholders. In February, we declared a quarterly dividend of $.44 per share, which represented a $.02 or 4.8% increase versus first quarter of 2022.

Although our dividend payout ratio has been higher at times, our long-term targeted dividend payout ratio is approximately 50% of adjusted EPS (which excludes special items such as significant tax law impacts, impairment charges, restructuring-related charges, divestiture gains, litigation accruals, and settlement proceeds). Continuing our long track record of increasing the dividend remains a high priority. 2022 marked our 51st consecutive annual dividend increase. We are proud of our dividend record and plan to extend it.
Acquisitions
Our long-term, 6-9% annual revenue growth objective envisions periodic acquisitions. We seek strategic acquisitions that complement our current products and capabilities.
We did not acquire any businesses in the first three months of 2023 or 2022. For the full year 2023 we currently expect acquisition activity to be minimal.
Stock Repurchases
Share repurchases is one of our priorities for uses of cash. During the first quarter of 2023, we repurchased .1 million shares of our stock (at an average price of $34.04) and issued .6 million shares through employee benefit plans.
We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable. The level of repurchases will vary depending on various considerations, including cash from operations, alternative uses of cash, and opportunities to repurchase shares at an attractive price. For the full year 2023 we currently expect share repurchases to be minimal.
Short-Term and Long-Term Cash Requirements
In addition to the expected uses of cash discussed above, we have various material short-term (12 months or less) and long-term (more than 12 months) cash requirements. There have been no material changes in the first quarter 2023 to our short-term or long-term cash requirements as previously reported in our cash requirements table on page 48 of our Form 10-K filed February 24, 2023.

Capitalization
Capitalization Table
This table presents key debt and capitalization statistics for the periods presented:

(Dollar amounts in millions)	March 31, 2023	December 31, 2022
Total debt excluding commercial paper	$1,800.8	$1,801.1
Less: Short-term debt and current maturities of long-term debt	8.9	9.4
Scheduled maturities of long-term debt	1,791.9	1,791.7
Average interest rates [1]	3.8%	3.8%
Average maturities in years [1]	11.2	11.5
Commercial paper [2]	317.0	282.5
Average interest rate on period-end balance outstanding	5.3%	4.8%
Average interest rate during the period (2023-three months;2022-twelve months)	4.8%	3.2%
Total long-term debt	2,108.9	2,074.2
Deferred income taxes and other liabilities	525.4	502.4
Shareholders’ equity and noncontrolling interest	1,667.1	1,641.4
Total capitalization	$4,301.4	$4,218.0
Unused committed credit:
Long-term	$883.0	$917.5
Short-term	—	—
Total unused committed credit [2]	$883.0	$917.5

Cash and cash equivalents	$344.5	$316.5

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year end 2022 and at the end of the first quarter of 2023, had a total authorized program amount of $1.2 billion. However, our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Commercial Paper Program below and Credit Facility on page 30 for more details about our borrowing capacity at March 31, 2023.

Commercial Paper Program
Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	March 31, 2023	December 31, 2022
Total authorized program	$1,200.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	317.0	282.5
Letters of credit issued under the credit agreement	—	—
Amount limited by restrictive covenants of credit facility [1]	357.2	200.9
Total program available	$525.8	$716.6
1 Our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Credit Facility on page 30 for more details about our borrowing capacity at March 31, 2023.
The average and maximum amounts of commercial paper outstanding during the first quarter of 2023 were $358 million and $387 million, respectively. At quarter end, we had no letters of credit outstanding under the credit facility, but we had issued $46 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long-term, and subject to our capital needs, market conditions, and alternative capital market opportunities, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper. We view these borrowings as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit facility maturing in 2026 discussed below.
Credit Facility
Our multi-currency credit facility matures in September 2026. It provides us the ability, from time to time subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.2 billion.
Our credit facility contains restrictive covenants which (a) require us to maintain as of the last day of each fiscal quarter (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters, such ratio not being greater than 3.50 to 1.00, provided, however, subject to certain limitations, if we have made a Material Acquisition in any fiscal quarter, at our election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) limit the amount of total secured obligations to 15% of our total consolidated assets, and (c) limit our ability to sell, lease, transfer, or dispose of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization transaction, products sold in the ordinary course of business, and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time. We were in compliance with all of our debt covenants at the end of first quarter 2023, and expect to maintain compliance with the debt covenant requirements. In December 2022, we amended our credit facility to change the benchmark interest rate references from the London interbank offered rate to the secured overnight financing rate.
Our credit facility serves as back-up for our commercial paper program. At March 31, 2023, we had $317 million commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month Consolidated EBITDA, unrestricted cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month Consolidated EBITDA, unrestricted cash, and debt levels at March 31, 2023, our borrowing capacity under the credit facility was $526 million. However, this may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our Consolidated EBITDA, unrestricted cash, debt levels, and leverage ratio requirements at that time.
Long-Term Debt (including Current Maturities)
We have total debt of $2.1 billion. The maturities of the long-term debt range from 2024 through 2051. For more details on long-term debt, please refer to Footnote J to our Consolidated Financial Statements on page 91 in our Form 10-K filed February 24, 2023.
Our next maturity of public debt is our $300 million, 3.8% Senior Notes due in November 2024.
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
Critical accounting estimates are those that are: (a) subject to uncertainty and change and (b) of material impact to our financial statements. There were no newly identified critical accounting policies or estimates in the first three months of 2023, and there have been no material changes to our critical accounting policies and estimates as previously disclosed beginning on page 50 in our Form 10-K filed February 24, 2023.

CONTINGENCIES
Litigation
Litigation Contingencies
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows. We deny liability in all currently threatened or pending litigation proceedings and believe we have valid bases to contest all claims made against us. At March 31, 2023, our litigation contingency accrual was immaterial (which does not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of accruals for litigation contingencies are estimated to be $13 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (and in excess of the $13 million referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows. Also, we could be subject to future litigation of various types (including but not limited to litigation related to employment, intellectual property, environmental, taxation, vehicle-related personal injury, antitrust, climate change, and others) that could negatively impact our financial condition, results of operations, and cash flows. For more information regarding our litigation contingencies, see Item 1 Legal Proceedings on page 36 and Note 13 Contingencies on page 17 of the Notes to Consolidated Condensed Financial Statements.
Climate Change
Transition Risks
Change in Laws, Policies, and Regulations. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gas (GHG) emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. At March 31, 2023, we had approximately 135 production facilities in 18 countries. We also maintain a fleet of over-the-road tractor trailers that emit GHG. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There are certain transition risks (meaning risks related to the process of reducing the Company’s carbon footprint) that could materially affect our business, capital expenditures, results of operations, financial condition, competitive position, and reputation. One of these transition risks is the change in treaties, laws, policies, and regulations that could impose significant operational and compliance burdens. For example, our operations are subject to certain governmental actions like the European Union’s (EU) “European Green Deal” (which provides for a 55% reduction in net GHG emissions by 2030 (compared to 1990 levels), and no net emissions of GHG by 2050), and the “Paris Agreement” (which is an international treaty on climate change designed to lower GHG emissions). In addition, specifically with respect to our Automotive Group, the EU is moving forward with an effective ban on the sale of new gas-powered automobiles (with the exception of CO2-neutral automobiles) in the EU from 2035 (with interim requirements by 2030), aiming to accelerate the conversion to zero-GHG emission automobiles as part of a broad package to combat global warming. Also, President Biden signed executive orders setting the goal of having zero-emission vehicles account for half of all new U.S. passenger cars and light trucks sales by 2030 and committing the Federal government to procuring only zero-emission light vehicles by 2035. Finally, some states, including California and New York, are also implementing similar provisions. The Company’s automotive products can be sold to manufacturers of either gas-powered or electric-powered vehicles. However, if our customers (who may be subject to any of these or other similarly proposed or newly enacted laws and regulations) incur additional costs to comply with such laws and regulations, which in turn, impact their ability to operate at similar levels in certain jurisdictions, the demand for our products could be adversely affected. Also, overall, there continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. If these laws or regulations (including the SEC’s proposed rule regarding climate-related disclosures) impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. Non-compliance with climate change treaties, legislative and regulatory requirements could also negatively impact our reputation. To date, however, we have not experienced a material impact from climate change legislative and regulatory efforts.
Market Transition. We are engaged in the manufacture of various automotive components including mechanical and pneumatic lumbar support and massage systems for seating, seat suspension systems, motors and actuators, and cables. For several decades, automotive manufacturers have sought lightweight components designed to increase fuel efficiency in the automobiles they manufacture. Replacing traditional steel components with high-strength steel, magnesium, aluminum alloys, carbon fiber, and polymer composites can directly reduce the weight of a vehicle's body and chassis, and therefore reduce a vehicle’s fuel consumption. This increased fuel efficiency also indirectly reduces GHG emissions. Because of our technological competitiveness, this long-standing market transition has not had, and is not expected to have, a material negative impact on our share of the markets in which we compete. However, if we are unable to continue to produce comparatively lightweight components, our share in these automotive markets could be negatively impacted.
Physical Climate Change Risks
Direct Physical Effects. The acute and chronic physical effects of climate change, such as severe weather-related events, natural disasters and/or significant changes in climate patterns could have an increasingly adverse impact on our business and customers. As mentioned above, at March 31, 2023, we had approximately 135 manufacturing facilities in 18 different countries, primarily located in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2022, our largest customer represented less than 6% of our sales, and our customers were located in approximately 100 countries. Although our diverse geographical manufacturing footprint and our broad geographical customer base mitigates the potential physical risks of any local or regional climate change weather-related event having a material effect on our operations and results, the increased frequency and severity of such weather-related events could pose a risk to our operations and results.
To continue improving our climate-related risk assessment processes, we use technology-based tools to evaluate our property portfolio’s exposure to certain natural catastrophic events. We also initiated integration of climate-related risk into our Enterprise Risk Management (ERM) process providing an opportunity to improve our internal processes for identifying, assessing, and managing climate-related risks. On April 1, 2023, we experienced damage to one of our Home Furniture and Bedding facilities in Mississippi due to tornadic activity. This event did not have a material impact on our physical properties as a whole, or our overall ability to manufacture and distribute our products to customers in a timely fashion, and it did not have a material effect on our business, financial condition, or results of operations. However, in the future, depending on whether severe weather-related events increase in frequency and severity, such events could result in potential damage to our physical assets, local infrastructure, transportation systems, water delivery systems, our customers’ or suppliers’ operations, as well as prolonged disruptions in our manufacturing operations (including but not limited to our steel rod mill), all of which could harm our business, results of operations, and financial condition.
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
In addition, although the cost has not been, and is not expected to be, material to our business, results of operations, and financial condition, severe weather-related incidents may continue to result in increased costs of our property insurance.
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
Although we have not experienced any material cybersecurity incidents, we have enhanced our cybersecurity protection efforts over the last few years. We use a third party to periodically benchmark our information security program against the National Institute of Standards and Technology’s Cybersecurity Framework. We provide quarterly cybersecurity training for employees with access to our email and data systems, and we have purchased broad form cyber insurance coverage. Although we believe that our cybersecurity protection systems are adequate, cybersecurity risk has increased due to remote access, remote work conditions, and associated strain on employees. As such, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure or alterations of confidential information. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems, including those resulting from ransomware attached to our industrial control systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damage, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value.
Finally, burdens associated with regulatory compliance, including any potential regulations adopted by the Securities and Exchange Commission (SEC) regarding cybersecurity disclosure, may increase the Company’s costs.
Goodwill Impairment Testing
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At March 31, 2023, goodwill and other intangible assets represented $2.1 billion, or 40% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 21% of total assets.
Our annual goodwill impairment testing performed in the second quarter of 2022 indicated no goodwill impairments. However, fair value exceeded carrying value by less than 100% for four reporting units as summarized in the table below:

	Fair value in excess of carrying value	Goodwill
	Goodwill impairment testing as performed in the second quarter 2022	As of March 31, 2023
Bedding	54%	$902	million
Work Furniture	78%	$99	million
Aerospace Products	40%	$67	million
Hydraulic Cylinders	32%	$37	million
The Bedding reporting unit’s market value decreased compared to the 2021 testing primarily because of lower comparable company multiples and higher discount rates. Although the long-term outlook for the Bedding reporting unit remains strong, macroeconomic factors also have negatively impacted consumer confidence and spending in the near term, which in turn has had an adverse impact on the bedding market's near-term forecast. Our Specialty Foam business has experienced difficulties as a result of low demand and material inefficiencies. About two-thirds of the earnings challenge is a result of low demand driven by the general bedding market decline, the outsized impact on digitally native brands from changes in consumer privacy laws and cash constraints, and share loss from a small number of customers, with some of those sales shifting from finished goods to components. The remaining challenges relate primarily to material inefficiency from practices that emerged during the pandemic as we prioritized servicing customers amid chemical shortages and surging demand. While it may take some time to see significant improvements in Specialty Foam, especially with a continuing weak demand environment, we are confident in our recovery plan and are making progress. Our team has a pipeline of opportunities supported by our specialty foam technologies. We are also focused on driving improvement in material margins through both process and equipment changes. We remain confident that our Specialty Foam business will drive long-term, profitable growth for the Segment and are placing our highest level of attention on improvements in sales and material management.
Although the Work Furniture and Aerospace Products reporting units' forecasts used in the 2022 goodwill impairment testing improved as compared to the 2021 testing, their fair values were adversely impacted by lower comparable company multiples and higher discount rates. Work Furniture's long-term forecasts increased from improving demand in the contract market as companies redesign their office footprints, although demand for products sold for residential has remained soft. Aerospace’s long-term forecasts improved in 2022, as fabricated duct assemblies are at 2019 levels, and demand for welded and seamless tube products is improving modestly but still below pre-pandemic levels. We expect the aerospace industry to return to historical levels in the next few years.
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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $165 million less than carrying value of $1,785 million at March 31, 2023 and approximately $210 million less than carrying value of $1,784 million at December 31, 2022. The fair value of fixed rate debt was based on quoted market prices in an active market. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $1,221 million at March 31, 2023 compared to $1,156 million at December 31, 2022.
Derivative Financial Instruments
We are subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, we utilize derivative instruments (individually or in combinations) to reduce or eliminate these risks. We seek to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is our policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note A Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 24, 2023 and Note 12 Derivative Financial Instruments beginning on page 17 of the Notes to Consolidated Condensed Financial Statements and is incorporated by reference into this section.
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
ITEM 4. CONTROLS AND PROCEDURES.
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of March 31, 2023 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of March 31, 2023, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The information in Note 13 Contingencies beginning on page 17 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. Reference is made to Item 3. Legal Proceedings and Note T Contingencies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 24, 2023.
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
On November 28, 2022, the CIT ruled partially in favor of the DOC and Petitioners on the calculations of rates for Vietnam, but also sent the case back to the DOC to explain the use of certain financial data in making its determination. The DOC filed its explanation on February 23, 2023.
On February 17, 2023, the CIT ruled partially in favor of Petitioners on the calculation of rates for Cambodia, but also sent the case back to the DOC to explain the use of certain financial data in making its determination. On March 20, 2023, the CIT ruled partially in favor of Petitioners on the calculation of rates for Indonesia, but also sent the case back to the DOC to explain treatment of certain in-transit mattresses and selling expenses. These matters and the other appeals are ongoing with no timeline for decisions by the CIT.
Potential Environmental Penalty
On March 16, 2023, the Company’s French subsidiary, Specitubes SAS, received a draft order issued by the French environmental authority (DREAL) threatening to impose penalties for non-compliance with a 2017 Notice of Violation regarding the registration, evaluation, authorization, and restriction of chemicals regulations (the REACH regulations). The DREAL alleged Specitubes had failed to implement protective measures required for a certain PCE-based solvent, Dowper. This matter has been referred to the public prosecutor. The prosecutor has the discretion to initiate proceedings against Specitubes. The allegations carry a possible fine of up to approximately $.4 million USD, but we believe any imposed penalty will not approach the maximum amount, particularly considering actions being taken by Specitubes to address open compliance items. As of the date of this filing, and to our knowledge, the DREAL has not imposed any penalties, and the prosecutor has not initiated any charges. Specitubes intends to defend this matter if pursued by the DREAL and/or prosecutor.
ITEM 1A. RISK FACTORS.
Our 2022 Annual Report on Form 10-K filed February 24, 2023 includes a detailed discussion of our risk factors in Item 1A “Risk Factors” which is incorporated herein by reference. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
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
Our Automotive Group uses semiconductors, the production of which uses neon gas. Our Aerospace Products Group uses titanium in the production of aerospace tubing. Several of our businesses use birch plywood in their products. All of our businesses are subject to energy costs that can be impacted by the supply of oil and natural gas.
Although we do not have operations in Russia, Belarus, or Ukraine, and we have not had a material amount of sales into these countries, some of our businesses, in the past, have indirectly sourced, and may continue to indirectly source subject to pricing and legal constraints, a portion of their supply chain requirements of titanium and birch plywood originating from Russia. Also, a significant portion of neon gas is produced in Ukraine. Since the invasion began, the prices of these materials have significantly increased. Several countries have imposed economic sanctions against Russia as a result of its military action. The United States, the European Union, and G7 countries have also moved to revoke Russia’s “most favored nations” trade status, which has resulted or could result in higher duties on imported products. Also, the European Union and the United Kingdom have banned timber imports from Russia.
It is possible sanctions could be expanded, or additional measures taken, which could restrict the import of titanium, and further restrict the import of birch plywood originating from Russia or increase the cost of procurement via further increased duties or otherwise. If sanctions are further imposed or duties are further increased on these materials, it could reduce global capacity, impact our ability to obtain them (or alternatives) in a timely manner, or further increase the price of these materials. Inability to obtain sufficient quantities of these materials could disrupt our supply chain. Inability to pass through increased prices to our customers could have a negative impact on our results of operations.
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
Finally, the North Atlantic Treaty Organization (NATO) membership has been expanded as Finland joined NATO on April 4, 2023. NATO is also considering adding Sweden to its alliance. Both Finland and Sweden are in close proximity to Russia. It is possible that the conflict in Ukraine could spread beyond the borders of Ukraine, eventually drawing NATO countries (including the United States) into the conflict. If the conflict in Ukraine expands geographically or in intensity, this may have a negative impact on our operations, including access to energy and other raw materials.
Conflict between China and Taiwan could lead to trade sanctions, technology disputes, or supply chain disruptions, which could, in particular, impact the semiconductor industry, and our operations globally.
Our Automotive Group uses semiconductors in seat comfort products, and to a lesser extent in motors and actuators. Currently, there is a global shortage of semiconductors. According to certain market reports, Taiwan is the leading manufacturer of the world’s most advanced semiconductor supply. Conflict between China and Taiwan might lead to trade sanctions, technology disputes, or supply chain disruptions, which could, in particular, affect the semiconductor industry. If this were to occur, our Automotive Group’s ability to source an adequate supply of semiconductors may be reduced, which could adversely harm our business, financial condition, and results of operations. Such a conflict also could negatively impact our OEM and Tier customers' supply chains and production schedules. In addition, any outbreak of hostilities or conflict between China and Taiwan could harm our operations globally, and the operations of our customers and suppliers.
OPERATIONAL RISK FACTORS
Supply chain disruptions and shortages impacting our ability to timely receive competitively-priced raw materials and parts used in our products, or impacting our ability to timely deliver our finished products to customers, may adversely affect our manufacturing processes, financial condition, results of operations, and cash flows.
We have manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. In our manufacturing processes, we source raw materials and parts from a global supply chain. We sell and deliver our finished products to customers all over the world. We rely on third parties to supply certain raw materials, components, and packaging products, and to deliver our finished products. Any interruption or failure by our suppliers, distributors, and other contractors to meet their obligations on schedule or in accordance with our expectations could adversely affect our business and financial results. We have experienced supply chain disruptions related to foam chemical shortages, semiconductor shortages, labor availability, and freight challenges, as well as higher costs associated with each of these issues. We have also experienced delays in delivery of raw materials, parts, and finished goods because of shutdown or congested delivery ports, trucking constraints, inclement weather, and the invasion of Ukraine. This has resulted in reduced volume and higher costs in many of our businesses, including our Automotive Group and Bedding Products segment, primarily related to negative impacts on component demand and finished goods production.
We also bear the risk of delays or non-delivery because of natural disaster, fire or explosion, terrorism, pandemics, government action, or other reasons beyond our control or the control of our suppliers, all of which could impair our ability to timely manufacture and deliver our products.
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
The physical effects of climate change could adversely affect our business, results of operations, and financial condition.
Direct Physical Effects
The acute and chronic physical effects of climate change, such as severe weather-related events, natural disasters and/or significant changes in climate patterns, could have an increasingly adverse impact on our business and customers. At March 31, 2023, we had approximately 135 manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2022, our largest customer represented less than 6% of our sales, and our customers were located in approximately 100 countries. Although our diverse geographical manufacturing footprint and our broad geographical customer base mitigates the potential physical risks of any local or regional climate change weather-related event having a material effect on our operations and results, the increased frequency and severity of such weather-related events could pose a risk to our operations and results.
To continue improving our climate-related risk assessment processes, we use technology-based tools to evaluate our property portfolio’s exposure to certain natural catastrophic events. We also initiated integration of climate-related risk into our Enterprise Risk Management (ERM) process providing an opportunity to improve our internal processes for identifying, assessing, and managing climate-related risks. On April 1, 2023, we experienced damage to one of our Home Furniture and Bedding facilities in Mississippi due to tornadic activity. This event did not have a material impact on our physical properties as a whole, or our overall ability to manufacture and distribute our products to customers in a timely fashion, and it did not have a material effect on our business, financial condition, or results of operations. However, in the future, depending on whether severe weather-related events increase in frequency and severity, such events could result in potential damage to our physical assets, local infrastructure, transportation systems, water delivery systems, our customers’ or suppliers’ operations, as well as prolonged disruptions in our manufacturing operations (including but not limited to our steel rod mill), all of which could harm our business, results of operations, and financial condition.
Indirect Physical Effects
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
In addition, although the cost has not been, and is not expected to be, material to our business, results of operations, and financial condition, severe weather-related incidents may continue to result in increased costs of our property insurance.
The market transition risks related to climate change could adversely affect our business, results of operations, and financial condition.
We are engaged in the manufacture of various automotive components, including mechanical and pneumatic lumbar support and massage systems for seating, seat suspension systems, motors and actuators, and cables. For several decades, automotive manufacturers have sought lightweight components designed to increase fuel efficiency in the automobiles they manufacture. Replacing traditional steel components with high-strength steel, magnesium, aluminum alloys, carbon fiber, and polymer composites can directly reduce the weight of a vehicle's body and chassis and therefore reduce a vehicle's fuel consumption. This increased fuel efficiency also indirectly reduces greenhouse gas (GHG) emissions. Because of our technological competitiveness, this long-standing market transition has not had, and is not expected to have, a material negative impact on our share of the markets in which we compete. However, if we are unable to continue to produce comparatively lightweight components, our share in these automotive markets could be negatively impacted.
FINANCIAL RISK FACTORS
Macroeconomic uncertainties have had, and could further have, an adverse impact on the collection of trade and other notes receivable in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency.
If our customers are adversely affected by macroeconomic uncertainties, they may suffer significant financial difficulty. Macroeconomic uncertainties may include, but are not limited to, rising interest rates, inflation, bank failures, increased geopolitical tensions, and political economic policy changes. As a result, our customers may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these parties. We recorded $3 million bad debt expense in 2022 related to macroeconomic uncertainties and ordinary customer credit reviews. We recorded $2 million of income due to a reduction in our allowance for doubtful accounts associated with ordinary customer credit reviews in the three months ended March 31, 2023. As of March 31, 2023, our allowance for doubtful accounts for trade receivables was $15 million. If we are unable to collect trade receivables and other notes receivable on a timely basis, larger provisions for bad debt may be required and may result in a negative impact on our earnings, liquidity, cash flow, and financial condition.
Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At March 31, 2023, goodwill and other intangible assets represented $2.1 billion, or 40% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 21% of total assets.
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
Our annual goodwill impairment testing performed in the second quarter of 2022 indicated no goodwill impairments. However, fair value exceeded carrying value by less than 100% for four reporting units as summarized in the table below:

	Fair value in excess of carrying value	Goodwill
	Goodwill impairment testing as performed in the second quarter 2022	As of March 31, 2023
Bedding	54%	$902	million
Work Furniture	78%	$99	million
Aerospace Products	40%	$67	million
Hydraulic Cylinders	32%	$37	million

The Bedding reporting unit’s market value decreased compared to the 2021 testing primarily because of lower comparable company multiples and higher discount rates. Although the long-term outlook for the Bedding reporting unit remains strong, macroeconomic factors also have negatively impacted consumer confidence and spending in the near term, which in turn has had an adverse impact on the bedding market's near-term forecast. Our Specialty Foam business has experienced difficulties as a result of low demand and material inefficiencies. About two-thirds of the earnings challenge is a result of low demand driven by the general bedding market decline, the outsized impact on digitally native brands from changes in consumer privacy laws and cash constraints, and share loss from a small number of customers, with some of those sales shifting from finished goods to components. The remaining challenges relate primarily to material inefficiency from practices that emerged during the pandemic as we prioritized servicing customers amid chemical shortages and surging demand.
Although the Work Furniture and Aerospace Products reporting units' forecasts used in the 2022 goodwill impairment testing improved as compared to the 2021 testing, their fair values were adversely impacted by lower comparable company multiples and higher discount rates. Work Furniture's long-term forecasts increased from improving demand in the contract market as companies redesign their office footprints, although demand for products sold for residential has remained soft. Aerospace’s long-term forecasts improved in 2022, as fabricated duct assemblies are at 2019 levels, and demand for welded and seamless tube products is improving modestly but still below pre-pandemic levels. We expect the aerospace industry to return to historical levels in the next few years.
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
Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. As of March 31, 2023, we had $113 million of deferred tax assets ($129 million less a $16 million valuation allowance). After netting of deferred tax liabilities, the net amount presented within Sundry assets on our Consolidated Condensed Balance Sheet is $9 million. It is possible the amount and source of our taxable income could materially change in the future. Particularly, our mix of earnings by taxing jurisdiction may materially change in that we may have more or less taxable income generated in North America, Europe, or Asia as compared to prior years. This change may impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.
MARKET RISK FACTORS
Costs of raw material and labor have negatively affected, and could continue to negatively affect, our profit margins and earnings.
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
Shortages in the labor markets in several industries in which we operate created challenges in hiring and maintaining adequate workforce levels in the last few years, which led to increased labor costs. Although this began to moderate in late 2022, labor costs remain at higher levels. If higher labor costs continue, our results of operations may be materially negatively impacted.
We are exposed to foreign currency exchange rate risk which may negatively impact our competitiveness, profit margins, and earnings.
International sales have represented a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2022, 35% of our sales were generated by international operations, primarily in Europe, China, Canada, and Mexico. We expect that a significant amount of our sales will continue to come from outside the United States in the future. Approximately 50 of our manufacturing facilities are located outside the United States. We are also exposed to currency exchange rate fluctuations by our purchase of raw materials and component parts from suppliers in multiple countries. We experience currency-related gains and losses where sales or purchases are denominated in currencies other than the functional currency. As of March 31, 2023, we had foreign exchange rate risk associated with the U.S. Dollar, Danish Krone, Euro, British Pound Sterling, and Mexican Peso. If these exchange rates devalue the currency we receive for the sale of our products, or the currency we use to purchase raw materials or component parts from our suppliers, it may have a material adverse effect on our competitiveness, profit margins, and earnings.
For more information regarding currency exchange rate risk, please refer to Note 12 on page 17 of the Notes to Consolidated Condensed Financial Statements.
TRADE RISK FACTORS
U.S. export controls against China could exacerbate the global semiconductor shortage and negatively impact (i) our ability to manufacture and timely deliver our products, (ii) our OEM and Tier customers’ production schedules, and (iii) the demand for our products.
Our Automotive Group uses semiconductors in seat comfort products, and to a lesser extent in motors and actuators. According to certain market reports, China is a significant manufacturer of semiconductors. The U.S. government has imposed export controls regarding certain advanced semiconductor chips and semiconductor manufacturing equipment which restrict U.S. companies’ ability to export these products to China without a license. The Netherlands is also moving toward more restrictive export controls related to specific equipment used for the manufacture of semiconductors. The new controls may exacerbate the global semiconductor shortage and negatively impact our ability to source an adequate supply of semiconductors used in our manufacturing processes. If so, the resulting shortage could endanger our ability to manufacture and timely deliver our products. It also could negatively impact our OEM and Tier customers’ production schedules and the demand for our products. Additionally, China may adopt retaliatory trade restrictions against U.S. companies. If this occurs, our Chinese-based operations may be negatively impacted. Any of these risks, if realized, could negatively impact our business, results of operations and financial condition.
REGULATORY RISK FACTORS
Privacy and data protection regulations are complex and could harm our business, reputation, financial condition, and operating results.
Governments around the world have adopted legislative and regulatory proposals concerning the collection and use of personal data. As a multi-national company with employee personal data and business contact information from individuals in many countries, we are subject to many different data protection laws, including those in the U.S., and the laws of other jurisdictions in which we operate, such as those in Europe, China, and Brazil. For example, the EU’s General Data Protection Regulation (GDPR) and United Kingdom (UK) GDPR applies to our operations that collect or process personal data of EU individuals and UK individuals, respectively. If our operations are found to violate GDPR or the UK GDPR, we may incur substantial fines, face reputational harm, and be required to change our business practices, any of which could have an adverse effect on our business.
As a U.S. company, the ability to centrally manage aspects of our operation and workforce and the ability to make decisions based on complete and accurate global data are important and require the ability to transfer and access personal data. The adequacy of the laws of the data-importing country are of increasing importance under various laws, including the GDPR, the UK GDPR, and Brazil’s general data protection law. The validity of data transfer mechanisms remains subject to legal, regulatory, and political developments in many countries, including Brazil, Europe, China, and the U.S. The continued uncertainty over the adequacy of the EU-US Trans-Atlantic Data Privacy Framework, the complex assessment and documentation requirements under the EU’s Standard Contractual Clauses, the recent documentation and filing requirements under China’s PIPL (Personal Information Protection Law), as well as the still evolving guidance from Brazil, could have an adverse impact on our ability to process and transfer personal data. This may inhibit our ability to transfer our employee personal data from our other operations, such as in Europe, China, and Brazil, to the Company’s headquarters in the U.S. or elsewhere, making it much more difficult to effectively manage our global human capital. These evolving privacy and data protection requirements create uncertainty and added compliance obligations that could harm our business, reputation, financial condition, and operating results.
Climate change transition risks, including new treaties, laws, and regulations, could negatively impact our business, capital expenditures, compliance costs, results of operations, financial condition, competitive position, and reputation.
Many scientists, legislators, and others attribute global warming to increased levels of GHG emissions, including carbon dioxide. We have approximately 135 manufacturing facilities in 18 countries. Most of our facilities are engaged in manufacturing processes that produce GHG, including carbon dioxide. We also maintain a fleet of over-the-road tractor trailers that emit GHG when providing freight services to many of our U.S.-based manufacturing locations. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There are certain transition risks (meaning risks related to the process of reducing the Company’s carbon footprint) that could materially affect our business, capital expenditures, results of operations, financial condition, competitive position, and reputation. One of these transition risks is the change in treaties, laws, policies, and regulations that could impose significant operational and compliance burdens. For example, our operations are subject to certain governmental actions like the European Union’s (EU) “European Green Deal” (which provides for a 55% reduction in net GHG emissions by 2030 (compared to 1990 levels), and no net emissions of GHG by 2050), and the “Paris Agreement” (which is an international treaty on climate change designed to lower GHG emissions). In addition, specifically with respect to our Automotive Group, the EU is moving forward with an effective ban on the sale of new gas-powered automobiles (with the exception of CO2-neutral automobiles) in the EU from 2035 (with interim requirements by 2030), aiming to accelerate the conversion to zero-GHG emission automobiles as part of a broad package to combat global warming. Also, President Biden signed executive orders setting the goal of having zero-emission vehicles account for half of all new U.S. passenger cars and light trucks sales by 2030 and committing the Federal government to procuring only zero-emission light vehicles by 2035. Finally, some states, including California and New York, are also implementing similar provisions. The Company’s automotive products can be sold to manufacturers of either gas-powered or electric-powered vehicles. However, if our customers (who may be subject to any of these or other similarly proposed or newly enacted laws and regulations) incur additional costs to comply with such laws and regulations, which in turn, impact their ability to operate at similar levels in certain jurisdictions, the demand for our products could be adversely affected.
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
Investor advocacy groups, certain institutional investors, investment funds, lenders, market participants, shareholders, customers, and other stakeholders have focused increasingly on the environmental, social, and governance (ESG) or “sustainability” practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet investor, lender, or other industry stakeholder expectations and standards, which continue to evolve, our access to capital may be negatively impacted based on an assessment of our ESG practices. These limitations, in both the debt and equity markets, may materially negatively affect our ability to manage our liquidity, refinance existing debt, grow our businesses, and implement our strategies, as well as adversely impact our results of operations and the price of our common stock.
Our sustainability report details how we seek to manage our operations responsibly and ethically. The sustainability report includes our ESG policies and practices on a variety of matters, including, but not limited to, Board and management sustainability oversight, governance and ethics, environmental sustainability, climate change and greenhouse gas emissions reduction, employee health, safety, inclusion and diversity, product stewardship, quality and safety management, and supply chain social standards and compliance. In the past few years, we broadened the scope of the Board’s Nominating, Governance and Sustainability Committee to include oversight of our ESG programs and related risks. We also added positions, including our first Chief Human Resources Officer, Vice President-Inclusion, Diversity and Equity, and Sustainability Director to help lead and evaluate our ESG practices. Also, in 2022, we conducted our first materiality assessment to identify ESG-related opportunities that will drive the most value for our company and those we serve. We engaged a broad variety of our stakeholders to get their input on which ESG topics were of the highest importance to them. We also assessed our ability to make a positive business impact in these same ESG areas. Together, this information is helping to better inform us as we prioritize and advance our ESG strategies. We expect to share the results of the materiality assessment and key ESG objectives, goals, and targets later in 2023 or in the first half of 2024. However, it is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. In addition to the costs associated with the above mentioned positions, we could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards set forth in the sustainability report could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us. Our sustainability report can be found at www.leggett.com. Our website does not constitute part of this Form 10-Q.
LITIGATION RISK FACTORS
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have recorded an immaterial aggregate litigation contingency accrual at March 31, 2023. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies are estimated to be $13 million. If our assumptions or analyses regarding any of our contingencies are incorrect, if facts and circumstances change, or if future litigation arises, we could realize losses in excess of the recorded accruals (and in excess of the $13 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see Item 1 Legal Proceedings on page 36 and Note 13 Contingencies on page 17 of the Notes to Consolidated Condensed Financial Statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
January 2023	—	$—	—	10,000,000
February 2023	—	$—	—	10,000,000
March 2023	—	$—	—	10,000,000
Total	—	$—	—

1    This number does not include shares withheld for taxes on stock unit conversions, as well as forfeitures of stock units, all of which totaled 152,409 shares in the first quarter of 2023. The average price paid per share for these shares was $34.04.

2    On February 22, 2022, the Board authorized management to repurchase up to 10 million shares each calendar year. This standing authorization was announced in the annual report on Form 10-K for the year ended December 31, 2021, filed February 22, 2022, and will remain in force until repealed by the Board of Directors. This standing Board authorization updated a prior Board authorization in 2004 which provided the same repurchase authority to the Company with only minor administrative differences. As such, the Company has had substantively the same share repurchase authority since 2004, and this authority includes the 2023 calendar year. No specific repurchase schedule has been established.

ITEM 6.	EXHIBITS.
        EXHIBIT INDEX

Exhibit No.	Description

3.1
Restated Articles of Incorporation of the Company as of May 13, 1987, with Amendments dated May 12, 1993 and May 20, 1999; filed March 11, 2004 as Exhibit 3.1 to the Company’s Form 10-K, are incorporated herein by reference. (SEC File No. 001-07845)

3.2	Bylaws of the Company as amended through February 22, 2023, filed February 23, 2023 as Exhibit 3.2.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.1	Summary Sheet of Director Compensation, filed February 23, 2023 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.2	Summary Sheet of Executive Cash Compensation, filed February 23, 2023 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.3	Severance Benefit Agreement between the Company and J. Tyson Hagale, filed February 23, 2023 as Exhibit 10.5 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.4	2023 Award Formula under the Key Officers Incentive Plan, filed March 10, 2023 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.5	2023 Form of Performance Stock Unit Award Agreement, filed March 10, 2023 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

31.1*	Certification of J. Mitchell Dolloff, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2023

31.2*	Certification of Jeffrey L. Tate, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2023

32.1**	Certification of J. Mitchell Dolloff, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2023

32.2**	Certification of Jeffrey L. Tate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2023

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*,***	Inline XBRL Taxonomy Extension Schema

101.CAL*,***	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*,***	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*,***	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*,***	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Denotes filed herewith.
**	Denotes furnished herewith.
***	Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at March 31, 2023 and December 31, 2022; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2023 and March 31, 2022; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and March 31, 2022; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2023 and March 31, 2022; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 4, 2023	By:	/s/ J. MITCHELL DOLLOFF
J. Mitchell Dolloff President and Chief Executive Officer

DATE: May 4, 2023	By:	/s/ JEFFREY L. TATE
Jeffrey L. Tate Executive Vice President and Chief Financial Officer