Form 10-Q
period 2023-06-30
LEGGETT & PLATT INC
filed 2023-08-08
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of August 1, 2023: 133,194,480

LEGGETT & PLATT, INCORPORATED
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: projections of Company revenue, income, earnings, capital expenditures, dividends, product demand, capital structure, cash flows from operations, metal margins, cash repatriation, restructuring-related costs, tax impacts, effective tax rate, maintenance of indebtedness under the commercial paper program, litigation exposure, acquisition or disposition activity, industry demand projections, the amount of share repurchases, impact of accounts receivable and payable programs, defined benefit plan contributions, collectability of receivables, cost of property insurance, possible goodwill or other asset impairment, access to liquidity, compliance with debt covenant requirements, raw material and parts availability and pricing, supply chain disruptions, labor, raw material and part shortages, inventory levels, customer requirements, climate-related effects, or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance; and the underlying assumptions relating to forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” “project,” “should,” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.
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
•our manufacturing facilities’ ability to remain fully operational and maintain appropriate labor levels;
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

•inflationary, deflationary, and other impacts on raw materials and other costs, including the availability and pricing of steel scrap and rod, chemicals, semiconductors, and the adverse impact of an inadequate labor force, wage rates, and energy costs;
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
•adverse impact from cybersecurity incidents on the Company’s business operations, financial results, supplier or customer relationships, remediation costs, cybersecurity protection costs, legal costs, insurance premiums, competitiveness, and reputation;
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
•risks related to operating in foreign countries, including, without limitation, credit risks, ability to enforce intellectual property rights, currency exchange rate fluctuations, industry labor strikes, increased customs and shipping rates, asset seizure or changed business licensing or land use requirements which restrict operations, and inconsistent interpretation and enforcement of foreign laws;
•the effectiveness and enforcement of antidumping and countervailing duties on the import of innersprings, steel wire rod, and finished mattresses;
•restructuring and related costs;
•export controls regarding the ability of U.S. companies to export semiconductor chips and equipment to China; and
•our ability to comply with privacy and data protection regulations.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	June 30, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$272.4	$316.5
Trade receivables, net	635.9	609.0
Other receivables, net	66.8	66.0
Inventories	857.8	907.5
Prepaid expenses and other current assets	72.9	59.0
Total current assets	1,905.8	1,958.0
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,469.5	1,434.0
Buildings and other	817.2	791.0
Land	44.2	43.5
Total property, plant and equipment	2,330.9	2,268.5
Less accumulated depreciation	1,541.7	1,496.1
Net property, plant and equipment	789.2	772.4
OTHER ASSETS
Goodwill	1,477.1	1,474.4
Other intangibles, less accumulated amortization of $384.7 and $356.4 as of June 30, 2023 and December 31, 2022, respectively	644.7	675.4
Operating lease right-of-use assets	212.0	195.0
Sundry	115.5	110.9
Total other assets	2,449.3	2,455.7
TOTAL ASSETS	$5,144.3	$5,186.1
CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt	$8.2	$9.4
Current portion of operating lease liabilities	56.3	49.5
Accounts payable	507.4	518.4
Accrued expenses	266.0	261.7
Other current liabilities	117.7	129.1
Total current liabilities	955.6	968.1
LONG-TERM LIABILITIES
Long-term debt	2,016.4	2,074.2
Operating lease liabilities	167.2	153.6
Other long-term liabilities	122.3	126.1
Deferred income taxes	214.2	222.7
Total long-term liabilities	2,520.1	2,576.6
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	570.2	568.5
Retained earnings	3,031.2	3,046.0
Accumulated other comprehensive loss	(68.5)	(93.5)
Treasury stock	(1,866.9)	(1,882.3)
Total Leggett & Platt, Inc. equity	1,668.0	1,640.7
Noncontrolling interest	.6	.7
Total equity	1,668.6	1,641.4
TOTAL LIABILITIES AND EQUITY	$5,144.3	$5,186.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions, except per share data)	2023	2022	2023	2022
Net trade sales	$2,434.8	$2,656.5	$1,221.2	$1,334.2
Cost of goods sold	1,995.1	2,120.8	1,000.1	1,065.8
Gross profit	439.7	535.7	221.1	268.4
Selling and administrative expenses	235.2	217.1	119.2	105.4
Amortization of intangibles	33.7	33.4	16.8	16.4
Other (income) expense, net	(14.2)	4.6	(10.6)	3.6
Earnings before interest and income taxes	185.0	280.6	95.7	143.0
Interest expense	45.2	41.8	23.1	21.1
Interest income	2.2	2.3	1.1	1.1
Earnings before income taxes	142.0	241.1	73.7	123.0
Income taxes	34.3	55.5	19.5	27.8
Net earnings	107.7	185.6	54.2	95.2
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$107.7	$185.6	$54.2	$95.2
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.79	$1.36	$.40	$.70
Diluted	$.79	$1.36	$.40	$.70

Weighted average shares outstanding
Basic	136.1	136.4	136.2	136.3
Diluted	136.4	136.8	136.6	136.7
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions)	2023	2022	2023	2022
Net earnings	$107.7	$185.6	$54.2	$95.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22.9	(69.8)	4.2	(61.0)
Cash flow hedges	1.7	(1.8)	(1.0)	(2.8)
Defined benefit pension plans	.3	.7	.1	(.2)
Other comprehensive income (loss), net of tax	24.9	(70.9)	3.3	(64.0)
Comprehensive income (loss)	132.6	114.7	57.5	31.2
Add: comprehensive loss attributable to noncontrolling interest	.1	—	—	—
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$132.7	$114.7	$57.5	$31.2
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2023	2022
OPERATING ACTIVITIES
Net earnings	$107.7	$185.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	54.2	56.0
Amortization of intangibles and supply agreements	35.9	34.2
(Decrease) increase in provision for losses on accounts and notes receivable	(2.1)	2.2
Writedown of inventories	5.4	6.1
Net gain from disposal of assets and businesses	(3.6)	(1.3)
Deferred income tax benefit	(7.1)	(1.6)
Stock-based compensation	16.5	20.7
Other, net	8.2	(3.0)
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(27.4)	(93.0)
Inventories	49.6	(55.8)
Other current assets	(6.9)	(10.1)
Accounts payable	(8.9)	5.2
Accrued expenses and other current liabilities	(14.2)	(16.4)
NET CASH PROVIDED BY OPERATING ACTIVITIES	207.3	128.8
INVESTING ACTIVITIES
Additions to property, plant and equipment	(68.2)	(40.8)
Proceeds from disposals of assets and businesses	5.3	2.7
Other, net	.3	.1
NET CASH USED FOR INVESTING ACTIVITIES	(62.6)	(38.0)
FINANCING ACTIVITIES
Payments on long-term debt	(1.1)	(.1)
Change in commercial paper and short-term debt	(60.6)	2.5
Dividends paid	(116.9)	(112.1)
Purchases of common stock	(5.3)	(56.9)
Other, net	(1.0)	(.8)
NET CASH USED FOR FINANCING ACTIVITIES	(184.9)	(167.4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3.9)	(15.2)
DECREASE IN CASH AND CASH EQUIVALENTS	(44.1)	(91.8)
CASH AND CASH EQUIVALENTS—January 1,	316.5	361.7
CASH AND CASH EQUIVALENTS—June 30,	$272.4	$269.9
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
Accounts Receivable and Accounts Payable Programs
We participate in trade receivables sales programs in combination with certain customers and third-party banking institutions. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $65.0 of trade receivables that were sold and removed from our balance sheets at both June 30, 2023 and December 31, 2022.
We sometimes utilize third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The accounts payable associated with the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $95.0 at June 30, 2023 and $80.0 at December 31, 2022.
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

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Bedding Products
Bedding Group	$1,032.9	$1,251.9	$504.4	$612.5

Specialized Products
Automotive Group	433.8	409.0	219.5	201.5
Aerospace Products Group	76.0	59.8	38.1	30.8
Hydraulic Cylinders Group [1]	132.1	55.4	63.6	27.8
	641.9	524.2	321.2	260.1

Furniture, Flooring & Textile Products
Home Furniture Group	154.4	225.0	74.1	106.6
Work Furniture Group	139.8	170.5	69.2	86.8
Flooring & Textile Products Group	465.8	484.9	252.3	268.2
	760.0	880.4	395.6	461.6
	$2,434.8	$2,656.5	$1,221.2	$1,334.2

1 In August 2022, we acquired a manufacturer of hydraulic cylinders for heavy construction equipment.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
corporate costs include depreciation and other costs and income related to assets that are not allocated or otherwise included in the segment assets.
A summary of segment results is shown in the following tables:

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Three Months Ended June 30, 2023
Bedding Products	$504.4	$8.5	$512.9	$23.0	$25.5
Specialized Products	321.2	.5	321.7	33.1	10.3
Furniture, Flooring & Textile Products	395.6	3.4	399.0	38.9	5.7
Intersegment eliminations and other [2]				.7	3.2
	$1,221.2	$12.4	$1,233.6	$95.7	$44.7
Three Months Ended June 30, 2022
Bedding Products	$612.5	$11.4	$623.9	$69.1	$26.2
Specialized Products	260.1	.4	260.5	21.4	9.9
Furniture, Flooring & Textile Products	461.6	3.8	465.4	51.3	5.9
Intersegment eliminations and other [2]				1.2	2.5
	$1,334.2	$15.6	$1,349.8	$143.0	$44.5

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Six Months Ended June 30, 2023
Bedding Products	$1,032.9	$18.1	$1,051.0	$56.3	$51.1
Specialized Products	641.9	.9	642.8	61.8	21.0
Furniture, Flooring & Textile Products	760.0	6.5	766.5	67.2	11.5
Intersegment eliminations and other [2]				(.3)	6.5
	$2,434.8	$25.5	$2,460.3	$185.0	$90.1
Six Months Ended June 30, 2022
Bedding Products	$1,251.9	$23.4	$1,275.3	$145.3	$52.4
Specialized Products	524.2	1.3	525.5	41.7	20.7
Furniture, Flooring & Textile Products	880.4	8.1	888.5	94.0	11.8
Intersegment eliminations and other [2]				(.4)	5.3
	$2,656.5	$32.8	$2,689.3	$280.6	$90.2
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

	June 30, 2023	December 31, 2022
Bedding Products	$828.0	$931.2
Specialized Products	398.2	350.1
Furniture, Flooring & Textile Products	409.1	423.1
Average current liabilities included in segment numbers above	725.5	793.9
Unallocated assets [1]	2,779.9	2,840.6
Difference between average assets and period-end balance sheet	3.6	(152.8)
Total assets	$5,144.3	$5,186.1

1 Unallocated assets consist primarily of goodwill, other intangibles, cash, and deferred tax assets.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. GOODWILL IMPAIRMENT TESTING
We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur, or at least annually. We perform our annual goodwill impairment testing in the second quarter. The 2023 and 2022 goodwill impairment testing indicated no impairments.
The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the tables below. If actual results differ materially from estimates used in these calculations, we could incur future impairment charges.

2023
Fair Value over Carrying Value divided by Carrying Value	June 30, 2023 Goodwill Value	Compound Annual Growth Rate (CAGR) Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$1,007.8	1% - 17%	3%	10% - 12%
50% - 100% [2]	98.9	< 1	3	8
101% - 300%	370.4	3 - 6	3	8 - 10
	$1,477.1	< 1% - 17%	3%	8% - 12%

2022
Fair Value over Carrying Value divided by Carrying Value	December 31, 2022 Goodwill Value	CAGR Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$107.8	4% - 9%	3%	12%
50% - 100% [2]	998.7	3 - 5	3	10
101% - 300%	248.3	1 - 3	3	10
Greater than 300%	119.6	8	3	12
	$1,474.4	1% - 9%	3%	10% - 12%
1     This category includes three reporting units (Bedding, Aerospace, and Hydraulic Cylinders) for 2023 and the Aerospace and Hydraulic Cylinders units for 2022.
•The fair value of our Bedding reporting unit exceeded its carrying value by 40% at our second quarter 2023 testing date as compared to 54% in 2022. Goodwill associated with this reporting unit was $904.0 at June 30, 2023 and $900.3 at December 31, 2022.
•The fair value of our Aerospace reporting unit exceeded its carrying value by 44% at our second quarter 2023 testing date as compared to 40% in 2022. Goodwill associated with this reporting unit was $67.0 at June 30, 2023 and $66.3 at December 31, 2022.
•The fair value of the Hydraulic Cylinders reporting unit exceeded its carrying value by 18% as of our second quarter 2023 testing date, compared to 32% in 2022. At the time of our annual goodwill impairment testing in 2022, there was no goodwill associated with this reporting unit, but an August 2022 acquisition added goodwill. Goodwill associated with this reporting unit was $36.8 at June 30, 2023 and $41.5 at December 31, 2022.
2     This category includes one reporting unit (Work Furniture) for 2023 and the Work Furniture and Bedding reporting units for 2022.
•The fair value of our Work Furniture reporting unit exceeded its carrying value by 74% at our second quarter 2023 testing date as compared to 78% in 2022. Goodwill associated with this reporting unit was $98.9 at June 30, 2023 and $98.4 at December 31, 2022.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6. EARNINGS PER SHARE (EPS)
Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Net earnings
Net earnings	$107.7	$185.6	$54.2	$95.2
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$107.7	$185.6	$54.2	$95.2

Weighted average number of shares (in millions)
Weighted average number of common shares used in basic EPS	136.1	136.4	136.2	136.3
Dilutive effect of stock-based compensation	.3	.4	.4	.4
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	136.4	136.8	136.6	136.7

Basic and diluted EPS
Basic EPS attributable to Leggett & Platt common shareholders	$.79	$1.36	$.40	$.70

Diluted EPS attributable to Leggett & Platt common shareholders	$.79	$1.36	$.40	$.70

Other information
Anti-dilutive shares excluded from diluted EPS computation	.5	.4	.5	.4

Cash dividends declared per share	$.90	$.86	$.46	$.44

7. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	June 30, 2023		December 31, 2022
	Current	Long-term	Current	Long-term
Total trade receivable	$651.4	$.1	$626.8	$—
Allowance for doubtful accounts - trade receivables	(15.5)	—	(17.8)	—
Trade receivables, net	$635.9	$.1	$609.0	$—

Other notes receivable	—	22.0	—	22.4
Taxes receivable, including income taxes	4.6	—	5.0	—
Value-added taxes (VAT) recoverable [1]	53.0	—	45.4	—
Other receivables	9.2	—	15.6	—
Allowance for doubtful accounts - other notes receivable	—	(20.8)	—	(21.2)
Other receivables, net	$66.8	$1.2	$66.0	$1.2
1 We have experienced VAT refund delays from the Mexican government. These balances include $41.3 and $36.5 at June 30, 2023 and December 31, 2022, respectively, of Mexico VAT recoverable. We believe that these are fully collectible.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2022	Add: Charges	Less: Net Charge-offs/ (Recoveries) and Other	Balance at June 30, 2023
Total trade receivables	$17.8	$(1.7)	$.6	$15.5
Other notes receivable	21.2	(.4)	—	20.8
Total allowance for doubtful accounts	$39.0	$(2.1)	$.6	$36.3
8. STOCK-BASED COMPENSATION
The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Executive Stock Unit (ESU) program contributions	$1.8	$.3	$2.2	$.4
Discounts on various stock awards:
Deferred Stock Compensation Program	.8	—	.8	—
ESU program	.6	—	.7	—
Discount Stock Plan	.4	—	.4	—
Performance Stock Unit (PSU) awards: [1]
2023 PSU awards 1A	.6	.6	—	—
2022 and prior PSU awards 1B	1.3	.2	2.5	.8
Restricted Stock Unit (RSU) awards	6.1	—	7.6	—
Other, primarily non-employee directors restricted stock	.9	—	1.0	—
Total stock-related compensation expense	12.5	$1.1	15.2	$1.2
Employee contributions for above stock plans	4.0		5.5
Total stock-based compensation	$16.5		$20.7

Tax benefits on stock-based compensation expense	$3.0		$3.7
Tax benefits on stock-based compensation payments	.3		.6
Total tax benefits associated with stock-based compensation	$3.3		$4.3

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Three Months Ended
	June 30, 2023		June 30, 2022
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Executive Stock Unit (ESU) program contributions	$1.1	$.2	$1.0	$.2
Discounts on various stock awards:
Deferred Stock Compensation Program	.5	—	.4	—
ESU program	.4	—	.3	—
Discount Stock Plan	.2	—	.2	—
Performance Stock Unit (PSU) awards: [1]
2023 PSU awards 1A	.2	.2	—	—
2022 and prior PSU awards 1B	.6	(.1)	1.5	1.0
Restricted Stock Unit (RSU) awards	.8	—	.9	—
Other, primarily non-employee directors restricted stock	.5	—	.5	—
Total stock-related compensation expense	4.3	$.3	4.8	$1.2
Employee contributions for above stock plans	2.5		3.0
Total stock-based compensation	$6.8		$7.8

Tax benefits on stock-based compensation expense	$1.0		$1.1
Tax benefits on stock-based compensation payments	—		—
Total tax benefits associated with stock-based compensation	$1.0		$1.1
1 PSU Awards
For the following programs, we intend to pay 50% in shares of our common stock and 50% in cash, although we reserve the right (subject to the Human Resources and Compensation (HRC) Committee's approval) to pay up to 100% in cash. Cash settlements are recorded as a liability and adjusted to fair value at each reporting period.
1A 2023 PSU Awards
In March 2023, the HRC Committee amended the PSU award agreement. Following the amendment, the 2023 awards are based on two performance conditions as detailed below. The base payout percentage will be determined by the level of achievement of these performance conditions, and then adjusted by a payout multiplier based on our Total Shareholder Return (TSR) compared to a peer group. Participants will earn from 0% to 200% of the base award.
Grant date fair values are calculated based on the grant date stock price and a Monte Carlo simulation of stock and volatility data for Leggett and each of the peer companies for the payout multiplier. Expense is adjusted every quarter over the three-year vesting period based on the number of shares expected to vest.
The PSU awards contain the following conditions:
•A service requirement—Awards generally "cliff" vest three years following the grant date.
•Two performance conditions over the three-year performance period:
◦50% of the awards are based on Return on Invested Capital (ROIC). ROIC is calculated as our average annual net operating profit after tax divided by our average invested capital.
◦50% of the awards are based on achieving specified Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) performance targets.
•A market condition—The payout multiplier is based upon our relative TSR compared to a group of peer companies during the three-year performance period. The peer group consists of all the companies in the Industrial, Materials, and Consumer Discretionary sectors of the S&P 500 and S&P Midcap 400 (approximately 300 companies). The multiplier will increase or decrease the payout by up to 25%, not to exceed the maximum 200% payout, and may not increase the payout above 100% if our TSR is negative.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
•A performance condition—Awards are based on achieving specified EBIT CAGR targets for our, or the applicable profit center's, EBIT during the third year of the period compared to EBIT during the fiscal year immediately preceding the period. Participants will earn from 0% to 200% of the base award.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. INVENTORIES
The following table recaps the components of inventory for each period presented:

	June 30, 2023	December 31, 2022
Finished goods	$365.2	$389.9
Work in process	77.2	71.1
Raw materials and supplies	415.4	446.5
Inventories	$857.8	$907.5
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
10. EMPLOYEE BENEFIT PLANS
We expect to contribute approximately $6.0 to our defined benefit pension plans in 2023.
The following table provides interim information for our defined benefit pension plans:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Components of net pension expense
Service cost	$2.5	$2.7	$1.2	$1.4
Interest cost	4.4	3.3	2.2	1.6
Expected return on plan assets	(5.3)	(6.6)	(2.6)	(3.3)
Recognized net actuarial loss	.8	1.4	.4	.7
Net pension expense	$2.4	$.8	$1.2	$.4

The components of net pension expense, other than the service cost component, are included in the line item “Other (income) expense, net” in the Consolidated Condensed Statements of Operations.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2023
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, April 1, 2023	$1,667.1	$3,039.6	$567.9	$(1,869.2)	$.6	$(71.8)
Net earnings	54.2	54.2	—	—	—	—
Dividends declared (See Note 6)	(61.2)	(62.6)	1.4	—	—	—
Treasury stock purchased	(.1)	—	—	(.1)	—	—
Treasury stock issued	1.4	—	(1.0)	2.4	—	—
Foreign currency translation adjustments	4.2	—	—	—	—	4.2
Cash flow hedges, net of tax	(1.0)	—	—	—	—	(1.0)
Defined benefit pension plans, net of tax	.1	—	—	—	—	.1
Stock-based compensation transactions, net of tax	3.9	—	3.9	—	—	—
Ending balance, June 30, 2023	$1,668.6	$3,031.2	$572.2	$(1,866.9)	$.6	$(68.5)

	Three Months Ended June 30, 2022
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, April 1, 2022	$1,671.4	$3,006.0	$558.4	$(1,848.4)	$.6	$(45.2)
Net earnings	95.2	95.2	—	—	—	—
Dividends declared (See Note 6)	(58.6)	(59.9)	1.3	—	—	—
Treasury stock purchased	(35.2)	—	—	(35.2)	—	—
Treasury stock issued	1.2	—	(1.0)	2.2	—	—
Foreign currency translation adjustments	(61.0)	—	—	—	—	(61.0)
Cash flow hedges, net of tax	(2.8)	—	—	—	—	(2.8)
Defined benefit pension plans, net of tax	(.2)	—	—	—	—	(.2)
Stock-based compensation transactions, net of tax	4.6	—	4.6	—	—	—
Ending balance, June 30, 2022	$1,614.6	$3,041.3	$563.3	$(1,881.4)	$.6	$(109.2)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended June 30, 2023
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2023	$1,641.4	$3,046.0	$570.5	$(1,882.3)	$.7	$(93.5)
Net earnings	107.7	107.7	—	—	—	—
Dividends declared (See Note 6)	(119.7)	(122.5)	2.8	—	—	—
Treasury stock purchased	(5.3)	—	—	(5.3)	—	—
Treasury stock issued	3.4	—	(17.3)	20.7	—	—
Foreign currency translation adjustments	22.9	—	—	—	(.1)	23.0
Cash flow hedges, net of tax	1.7	—	—	—	—	1.7
Defined benefit pension plans, net of tax	.3	—	—	—	—	.3
Stock-based compensation transactions, net of tax	16.2	—	16.2	—	—	—
Ending balance, June 30, 2023	$1,668.6	$3,031.2	$572.2	$(1,866.9)	$.6	$(68.5)

	Six Months Ended June 30, 2022
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2022	$1,648.6	$2,973.0	$559.9	$(1,846.6)	$.6	$(38.3)
Net earnings	185.6	185.6	—	—	—	—
Dividends declared (See Note 6)	(114.7)	(117.3)	2.6	—	—	—
Treasury stock purchased	(56.8)	—	—	(56.8)	—	—
Treasury stock issued	6.9	—	(15.1)	22.0	—	—
Foreign currency translation adjustments	(69.8)	—	—	—	—	(69.8)
Cash flow hedges, net of tax	(1.8)	—	—	—	—	(1.8)
Defined benefit pension plans, net of tax	.7	—	—	—	—	.7
Stock-based compensation transactions, net of tax	15.9	—	15.9	—	—	—
Ending balance, June 30, 2022	$1,614.6	$3,041.3	$563.3	$(1,881.4)	$.6	$(109.2)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended June 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2023	$(64.7)	$11.1	$(18.2)	$(71.8)
Other comprehensive income (loss)	4.2	(1.8)	(.4)	2.0
Reclassifications, pretax	—	.8	.5	1.3
Balance, June 30, 2023	$(60.5)	$10.1	$(18.1)	$(68.5)

Balance, April 1, 2022	$(20.5)	$12.9	$(37.6)	$(45.2)
Other comprehensive income (loss)	(61.0)	(2.9)	(1.0)	(64.9)
Reclassifications, pretax	—	(.4)	.7	.3
Income tax effect	—	.5	.1	.6
Balance, June 30, 2022	$(81.5)	$10.1	$(37.8)	$(109.2)

	Six Months Ended June 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2023	$(83.5)	$8.4	$(18.4)	$(93.5)
Other comprehensive income (loss)	22.9	.8	(.5)	23.2
Reclassifications, pretax	—	1.4	.9	2.3
Income tax effect	—	(.5)	(.1)	(.6)
Attributable to noncontrolling interest	.1	—	—	.1
Balance, June 30, 2023	$(60.5)	$10.1	$(18.1)	$(68.5)

Balance, January 1, 2022	$(11.7)	$11.9	$(38.5)	$(38.3)
Other comprehensive income (loss)	(69.8)	(.5)	(1.0)	(71.3)
Reclassifications, pretax	—	(1.6)	1.4	(.2)
Income tax effect	—	.3	.3	.6
Balance, June 30, 2022	$(81.5)	$10.1	$(37.8)	$(109.2)
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$130.3	$—	$130.3
Derivative assets (Note 13)	—	6.1	—	6.1
Diversified investments associated with the ESU program	47.9	—	—	47.9
Total assets	$47.9	$136.4	$—	$184.3
Liabilities:
Derivative liabilities (Note 13)	$—	$6.5	$—	$6.5
Liabilities associated with the ESU program	48.9	—	—	48.9
Total liabilities	$48.9	$6.5	$—	$55.4

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$129.0	$—	$129.0
Derivative assets (Note 13)	—	2.9	—	2.9
Diversified investments associated with the ESU program	42.8	—	—	42.8
Total assets	$42.8	$131.9	$—	$174.7
Liabilities:
Derivative liabilities (Note 13)	$—	$5.9	$—	$5.9
Liabilities associated with the ESU program	44.0	—	—	44.0
Total liabilities	$44.0	$5.9	$—	$49.9
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 1) was approximately $200.0 less than carrying value of $1,785.4 at June 30, 2023 and was approximately $210.0 less than carrying value of $1,784.4 at December 31, 2022.
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
13. DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents assets and liabilities representing the fair value of our most significant derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution and do not consider the offsetting underlying hedged item.

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of June 30, 2023
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Dec 2024	$295.0	$5.2	$.4	$5.1	$.4
Total fair value hedges	Sep 2023	58.6	.5	—	.2	—
Not designated as hedging instruments	Jun 2024	110.1	—	—	.8	—
Total derivatives			$5.7	$.4	$6.1	$.4

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2022
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Jun 2024	$263.4	$1.9	$.5	$4.3	$.4
Total fair value hedges	Apr 2023	65.5	.3	—	1.0	—
Not designated as hedging instruments	Dec 2023	86.0	.2	—	.2	—
Total derivatives			$2.4	$.5	$5.5	$.4
The following table sets forth the pretax (gains) losses for our hedging activities for the periods presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note 11) as well as derivative settlements recorded directly to income or expense.

Derivatives	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Six Months Ended June 30,		Amount of (Gain) Loss Recorded in Income Three Months Ended June 30,
		2023	2022	2023	2022
Designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$(.2)	$1.8	$(.1)	$.9
Currency cash flow hedges	Net trade sales	1.6	(2.3)	.9	(.5)
Currency cash flow hedges	Cost of goods sold	(1.3)	(1.1)	(.6)	(.7)
Currency cash flow hedges	Other (income) expense, net	—	—	—	(.1)
Total cash flow hedges		.1	(1.6)	.2	(.4)
Fair value hedges	Other (income) expense, net	.6	1.0	(1.5)	1.5
Not designated as hedging instruments	Other (income) expense, net	3.5	.1	3.5	—
Total derivative instruments		$4.2	$(.5)	$2.2	$1.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
14. OTHER (INCOME) EXPENSE, NET

The components of "Other (income) expense, net" were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Gain on disposal of assets and businesses	$(.5)	$(1.3)	$(.2)	$(.6)
Restructuring charges	.2	—	.1	.2
Currency loss (income)	1.3	(.7)	(.7)	(.6)
(Gain) loss from diversified investments associated with Executive Stock Unit Program (See Note 8)	(4.6)	8.9	(2.1)	6.1
Reduction to contingent purchase price liability	(8.8)	—	(5.0)	—
Gain from net insurance proceeds from tornado damage [1]	(3.6)	—	(3.6)	—
Non-service pension income	(.1)	(1.9)	—	(.9)
Other expense (income)	1.9	(.4)	.9	(.6)
	$(14.2)	$4.6	$(10.6)	$3.6
1 Insurance proceeds received for tornado damage to a manufacturing facility during the second quarter of 2023 resulted in a gain of $4.6 ($3.1 gain for fixed assets and $1.5 gain for inventory). The gain was reduced by a $1.0 deductible.
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
Although we deny liability in all threatened or pending litigation proceedings in which we are or may be a party, and believe that we have valid bases to contest all claims threatened or made against us, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in the aggregate, of less than $3.0 for all periods presented. There were no material adjustments to the accrual, including cash payments and expense, for the three and six-month periods ending June 30, 2023 and June 30, 2022. The accruals do not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows.

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of June 30, 2023, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of the accruals noted above are estimated to be $20.0. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $20.0 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
HIGHLIGHTS
We had second quarter trade sales of $1,221 million for the three months ending June 30, 2023, a decrease of 8% versus the second quarter 2022. In the first six months of 2023, trade sales were $2,435 million versus $2,657 million for the same period of 2022.
EPS was $.40 for the second quarter and $.79 for the six months ending June 30, 2023, both of which include a $.02 gain from net insurance proceeds from April tornado damage at a shared Home Furniture and Bedding manufacturing facility, compared to $.70 and $1.36 in the same periods of 2022.
Earnings Before Interest and Taxes (EBIT) for the second quarter and six months ending June 30, 2023 was $96 million and $185 million, respectively, each reflecting a $4 million gain from net insurance proceeds from the tornado damage. This is down $47 million and $96 million compared to the same periods in 2022.
Operating cash flow was $207 million in the first six months of 2023, an increase of $79 million versus the same period of 2022.
In May 2023, the Board of Directors increased the second quarter 2023 dividend to $.46, $.02 cents higher than last year’s second quarter dividend, making our annual indicated dividend yield one of the highest among the Dividend Kings and extending our record of consecutive annual increases to over 52 years.
There were no material share repurchases in the second quarter of 2023.
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
Bedding Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private label finished mattresses for bedding brands and adjustable bed bases. This segment is also vertically integrated into the production and supply of specialty foam chemicals, steel rod, and drawn steel wire to our own operations and to external customers. Our trade customers for wire make mechanical springs and many other end products. This segment contributed 43% of our trade sales during the first six months of 2023.
Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries. This segment contributed 26% of our trade sales in the first six months of 2023.
Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components. This segment contributed 31% of our trade sales in the first six months of 2023.
Total Shareholder Return
Total Shareholder Return (TSR), relative to peer companies, is a primary financial measure that we use to assess long-term performance. TSR = (Change in Stock Price + Dividends) / Beginning Stock Price. We target average annual TSR of 11-14% through an approach that employs four TSR sources: revenue growth, margin expansion, dividends, and share repurchases.
We monitor our TSR performance on a rolling three-year basis. We believe our disciplined growth strategy, portfolio management, and prudent use of capital will support achievement of our goal over the long-term.
The table below shows the components of our TSR targets.

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
Market Demand
Market demand (including product mix) is impacted by several economic factors, with consumer confidence being the most significant. Other important factors include disposable income levels, employment levels, housing turnover, and interest rates. All of these factors influence consumer spending on durable goods, and therefore affect demand for our products and components. Some of these factors also influence business spending on facilities and equipment, which impacts approximately 25% of our sales. As we moved through 2022 and the first half of 2023, the dynamic macroeconomic and geopolitical environment pressured our markets and negatively affected the demand for our products. We expect continued volatility in the second half of the year resulting in 2023 overall demand lower than levels experienced in 2022.
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
Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Over the past few years, we have seen varying degrees of inflation and deflation in U.S. steel pricing. Steel costs inflated in the first half of 2022 but deflated in the second half of 2022 as demand in the steel markets softened. Steel rod costs in the first half of 2023 were relatively stable, while steel scrap costs experienced greater fluctuations with increases in the first quarter and decreases in the second quarter.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). In 2022, steel rod price increases outpaced steel scrap price increases, resulting in significantly expanded metal margins within the steel industry. Metal margins expanded in the first half of 2022 but began to modestly compress in the second half of 2022 and the first half of 2023. These expanded metal margins were partially offset by increased energy and input costs in our Steel Rod business. While uncertain, we currently expect lower metal margins in our Steel Rod business through 2023, which, if realized, would negatively impact our earnings.
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. In 2022, chemical pricing was relatively stable at historically high levels. Pricing began to soften in the latter part of 2022 and continued in the first half of 2023. While uncertain, we currently expect lower chemical costs versus 2022.
Shortages in the labor markets in several industries in which we operate created challenges in hiring and maintaining adequate workforce levels in the last few years, which led to increased labor costs. Although this began to moderate in late 2022, labor costs remain at higher levels.
In 2022, some facilities experienced disruptions in logistics necessary to import, export, or transfer raw materials or finished goods, which generally resulted in increased transportation costs. We typically pass through these increased costs to our customers. The issues began to moderate in late 2022 and returned to near pre-pandemic conditions in the first half of 2023.
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
Supply Chain Shortages and Disruptions
We have experienced supply chain disruptions related to labor availability and freight challenges, as well as higher costs associated with each of these issues. In 2022, we experienced delays in delivery of raw materials, parts, and finished goods because of shutdown or congested delivery ports and trucking constraints. This resulted in reduced volume and higher costs in many of our businesses. These issues began to moderate in late 2022 and returned to near pre-pandemic conditions in the first half of 2023.
The shortage of semiconductors continues to improve across the automotive industry, with supply in North America and Europe improving significantly and shortages now mostly focused on Asia, particularly in China. OEMs and suppliers have been challenged to source an adequate supply and as a result have reduced production of some models and/or eliminated the availability of certain features which negatively impacted our sale of products. Overall OEM production levels are improving, increasing vehicle inventories from recent historical lows. Our Automotive Group uses the semiconductors in seat comfort products, and to a lesser extent in motors and actuators. Although our Automotive Group has been able to obtain an adequate supply of semiconductors, we are dependent on our suppliers to deliver these semiconductors in accordance with our production schedule. A shortage of the semiconductors, either to us, the automotive OEMs, or our suppliers, can disrupt our operations and our ability to deliver products to our customers. If we, our customers, or our suppliers cannot secure an adequate supply of semiconductors, this may negatively impact our sales, earnings, and financial condition.
The Russian invasion of Ukraine has caused disruptions in our supply chain and negatively impacted our results of operations. Although we do not have operations in Russia, Belarus, or Ukraine, and we have not had a material amount of sales into these countries, some of our businesses, in the past, have indirectly sourced, and may continue to indirectly source subject to pricing and legal constraints, a portion of our supply chain requirements of titanium and birch plywood originating from Russia. Our Aerospace Products Group uses titanium in the production of aerospace tubing. Several of our businesses use birch plywood in their products. Also, a significant portion of neon gas is produced in Ukraine. Our Automotive Group uses semiconductors, the production of which uses neon gas. After the invasion began, the prices of these materials increased. Several countries have imposed economic sanctions against Russia as a result of its military action. The European Union and the United Kingdom have banned timber imports from Russia, and the United States has imposed tariffs on Russian plywood. It is possible sanctions could be expanded, or additional measures taken, which could restrict the import of titanium, and further restrict the import of birch plywood originating from Russia or greatly increase the cost of procurement via further increased duties or otherwise. Also, if the conflict in Ukraine expands geographically or in intensity, this may have a negative impact on our operations, including access to energy and other raw materials.
A significant portion of global production of oil is refined and exported from Russia. The European Union and certain countries, including the United States, the United Kingdom, Canada, and Australia, have either partially or fully banned the import of Russian oil. With decreased supply availability, fuel costs increased in 2022. This impacted, and may continue to impact, both our businesses and consumers. Also, there has been a reduction of natural gas exports from Russia to Europe from sanction-related impacts and disruption in pipeline delivery. Higher energy prices contributed to broader inflationary trends, which resulted, in some cases, in reduced discretionary consumer spending and a softening of demand for our products. If this continues, the demand for our products may continue to be negatively impacted, which would have a negative impact on our sales.
For more information regarding supply chain disruptions, see Trends in Cost of Goods Sold on page 25.
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
Antidumping and countervailing orders on steel wire rod imports. Antidumping and countervailing duty cases filed by major U.S. steel wire rod producers have resulted in the imposition of antidumping duties on imports of steel wire rod from Brazil, China, Belarus, Indonesia, Italy, Korea, Mexico, Moldova, Russia, South Africa, Spain, Trinidad & Tobago, Turkey, Ukraine, United Arab Emirates, and the United Kingdom, ranging from 1% to 757%, and countervailing duties on imports of steel wire rod from Brazil, China, Italy, and Turkey, ranging from 3% to 193%. In June 2020, the ITC and DOC concluded a first sunset review, extending the orders on China through June 2025, and in July 2020, the ITC and DOC concluded a third sunset review, determining to extend the orders on Brazil, Indonesia, Mexico, Moldova, and Trinidad & Tobago through August 2025. In July 2023, the ITC made a unanimous affirmative decision to extend the duties for Belarus, Italy, Korea, Russia, South Africa, Spain, Turkey, Ukraine, United Arab Emirates, and the United Kingdom for an additional five years through July 2028.
Antidumping and countervailing orders on mattress imports. Since 2019, there has been an antidumping duty order on mattress imports from China ranging from 57% to 1,732%. This order will remain in effect through December 2024, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the order for an additional five years.
In March 2020, the Company, along with other domestic mattress producers and two labor unions representing workers at other mattress producers (collectively "Petitioners"), filed antidumping petitions with the DOC and the ITC alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and a countervailing duty petition alleging manufacturers of mattresses in China were benefiting from subsidies. In March 2021, the DOC made final determinations, assigning China a countervailing duty rate of 97.78% and antidumping duty rates on the other seven countries from 2.22% – 763.28%. In April 2021, the ITC made a unanimous affirmative final determination that domestic mattress producers were materially injured by reason of the unfairly priced or subsidized imported mattresses. Accordingly, the agencies instructed that final antidumping and countervailing duty orders will remain in effect for five years, through May 2026, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the orders for an additional five years. Appeals were filed with the U.S. Court of International Trade (CIT) by respondents as to the DOC’s final determinations on antidumping duty rates for Cambodia, Indonesia, and Vietnam and the ITC’s unanimous, final determination of material injury to the domestic industry. Petitioners separately appealed the DOC's final determinations on antidumping duty rates for Cambodia, Indonesia, and Thailand.
In November 2022, the CIT ruled partially in favor of the DOC and Petitioners on the calculations of rates for Vietnam, but also sent the case back to the DOC to explain the use of certain financial data in making its determination. The DOC filed its explanation in February 2023.
In February 2023, the CIT ruled partially in favor of Petitioners on the calculation of rates for Cambodia, but also sent the case back to the DOC to explain the use of certain financial data in making its determination. In March 2023, the CIT ruled partially in favor of Petitioners on the calculation of rates for Indonesia, but also sent the case back to the DOC to explain treatment of certain in-transit mattresses and selling expenses. These matters and the other appeals are ongoing with no timeline for decisions by the CIT. See Item 1 Legal Proceedings on page 42 for more information.
New mattress antidumping matter. In July 2023, the Company, along with nine other domestic mattress producers and two labor unions, filed petitions with the DOC and the ITC alleging that manufacturers of mattresses in Bosnia and Herzegovina, Bulgaria, Burma, India, Italy, Kosovo, Mexico, the Philippines, Poland, Slovenia, Spain, and Taiwan were unfairly selling their products in the United States at less than fair value (dumping) and manufacturers of mattresses in Indonesia were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries. The ITC is expected to make a preliminary determination of injury in September 2023, with the DOC’s preliminary determination on subsidies expected in December 2023, and its preliminary determination on dumping expected in February 2024. The DOC’s final determinations are expected in July 2024, and the ITC’s final determination is expected in September 2024.
Potential Insurance Gain
In the second quarter 2023, we experienced tornado damage to a shared Home Furniture and Bedding manufacturing facility in Mississippi. Insurance proceeds of $8 million were received during the second quarter as an advance payment on the claim, resulting in a $4 million gain. Although the claim is still being assessed and is subject to approval from our insurance carriers that may change the timing and the amount, we expect to receive additional proceeds and record an additional gain of $5 million to $10 million in the second half of 2023.

RESULTS OF OPERATIONS
Discussion of Consolidated Results
Second Quarter:
Trade Sales were $1,221 million in the current quarter, an 8% decrease versus the second quarter 2022. Organic sales decreased 11%. Volume was down 6%, primarily from demand softness in residential end markets, partially offset by growth in our Automotive, Aerospace, and Hydraulic Cylinders businesses. Raw material-related selling price decreases reduced sales 5%. Acquisitions added 3% to sales.
EBIT decreased 33%, to $96 million, primarily from lower volume in residential end markets and lower metal margin in our Steel Rod business. These decreases were partially offset by a reduction to a contingent purchase price liability associated with a prior year acquisition and a gain from net insurance proceeds from April tornado damage to a shared Home Furniture and Bedding manufacturing facility.
Earnings Per Share (EPS) decreased to $.40 in the current quarter, versus $.70 in the second quarter of 2022. The decline primarily reflects lower EBIT as discussed above, higher tax rate ($.02/share) and higher interest expense ($.01/share).
Six Months:
Trade Sales were $2,435 million in the first six months of 2023, an 8% decrease versus the same period last year. Organic sales decreased 11%. Volume was down 6%, primarily from demand softness in residential end markets, partially offset by growth in our Automotive, Aerospace, and Hydraulic Cylinders businesses. Raw material-related selling price decreases and currency impact reduced sales 5%. Acquisitions, net of divestitures, increased sales 3%.
EBIT decreased 34% to $185 million, primarily from lower volume and lower metal margin in our Steel Rod business. These decreases were partially offset by a reduction to a contingent purchase price liability associated with a prior year acquisition and a gain from net insurance proceeds from April tornado damage to a shared Home Furniture and Bedding manufacturing facility.
EPS decreased to $.79 for the first six months of 2023, versus $1.36 in the same period of 2022. The decline primarily reflects lower EBIT as discussed above.
Net Interest Expense and Income Taxes
2023 net interest expense was $4 million and $2 million higher than the six and three months ended June 30, 2022 due to higher commercial paper borrowings and higher rates on those borrowings in 2023 versus 2022. The increase in commercial paper borrowings was a result of the repayment of our $300 million 3.4% Senior Notes that matured in August 2022 and an August 2022 acquisition.
Our worldwide effective tax rate was 26% for the second quarter of 2023, compared to 23% for the same quarter last year. While the U.S. statutory federal income tax rate was 21% in both years, foreign withholding taxes added 4% and 2% to our tax rate in 2023 and 2022, respectively. In 2023, our rate was also negatively impacted by 1% from other less significant items.
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

Trade Sales (Dollar amounts in millions)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Change in Trade Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$504.4	$612.5	$(108.1)	(17.6)%	(17.6)%
Specialized Products	321.2	260.1	61.1	23.5	12.1
Furniture, Flooring & Textile Products	395.6	461.6	(66.0)	(14.3)	(16.5)
Total	$1,221.2	$1,334.2	$(113.0)	(8.5)%	(11.5)%

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Bedding Products	$23.0	$69.1	$(46.1)	(66.7)%	4.6%	11.3%
Specialized Products	33.1	21.4	11.7	54.7	10.3	8.2
Furniture, Flooring & Textile Products	38.9	51.3	(12.4)	(24.2)	9.8	11.1
Intersegment eliminations and other	.7	1.2	(.5)
Total	$95.7	$143.0	$(47.3)	(33.1)%	7.8%	10.7%

Depreciation and Amortization (Dollar amounts in millions)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Bedding Products	$25.5	$26.2
Specialized Products	10.3	9.9
Furniture, Flooring & Textile Products	5.7	5.9
Unallocated [2]	3.2	2.5
Total	$44.7	$44.5

1 This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the respective segment discussion below for a reconciliation of the change in total segment trade sales to organic sales.
2 Unallocated consists primarily of depreciation and amortization on non-operating assets.
Bedding Products
Trade sales decreased $108 million, or 18%. Organic sales decreased 18%. Volume decreased 9%, primarily due to demand softness in bedding markets and lower trade demand in our Steel Rod and Drawn Wire businesses, partially offset by growth in Specialty Foam. Raw material-related selling price decreases reduced sales 9%.
EBIT decreased $46 million, primarily from lower volume and lower metal margins, slightly offset by a $1 million gain from net insurance proceeds from tornado damage to a shared manufacturing facility.
    Specialized Products
Trade sales increased $61 million, or 23%. Organic sales increased 12%, driven by volume growth of 13% and raw material-related selling price increases of 1%, partially offset by currency impact of 2%. The Hydraulic Cylinders acquisition completed in August 2022 added 11% to trade sales growth.
EBIT increased $12 million, primarily from higher volume. Second quarter 2023 also benefited from a $5 million reduction to a contingent purchase price liability associated with a prior year acquisition, primarily offset by higher costs to support demand.

Furniture, Flooring & Textile Products
Trade sales decreased $66 million, or 14%. Organic sales decreased 16% from volume declines of 14% across the segment and raw material-related selling price decreases reduced sales 2%. Textile acquisitions in 2022 added 2% to trade sales.
EBIT decreased $12 million, primarily from lower volume, partially offset by a second quarter 2023 $3 million gain from net insurance proceeds from tornado damage to a shared manufacturing facility.
Six Month Discussion
A description of the products included in each segment, along with segment financial data, appears in Note 4 to the Consolidated Condensed Financial Statements on page 8. A summary of segment results is shown in the following tables.

Trade Sales (Dollar amounts in millions)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Change in Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$1,032.9	$1,251.9	$(219.0)	(17.5)%	(17.4)%
Specialized Products	641.9	524.2	117.7	22.5	10.3
Furniture, Flooring & Textile Products	760.0	880.4	(120.4)	(13.7)	(15.7)
Total	$2,434.8	$2,656.5	$(221.7)	(8.3)%	(11.4)%

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Bedding Products	$56.3	$145.3	$(89.0)	(61.3)%	5.5%	11.6%
Specialized Products	61.8	41.7	20.1	48.2	9.6	8.0
Furniture, Flooring & Textile Products	67.2	94.0	(26.8)	(28.5)	8.8	10.7
Intersegment eliminations and other	(.3)	(.4)	.1
Total	$185.0	$280.6	$(95.6)	(34.1)%	7.6%	10.6%

Depreciation and Amortization (Dollar amounts in millions)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Bedding Products	$51.1	$52.4
Specialized Products	21.0	20.7
Furniture, Flooring & Textile Products	11.5	11.8
Unallocated [2]	6.5	5.3
Total	$90.1	$90.2

1This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the respective segment discussions below for a reconciliation of the change in total segment trade sales to organic sales.
2Unallocated consists primarily of depreciation and amortization on non-operating assets.
Bedding Products
Trade sales decreased $219 million, or 17%. Organic sales decreased 17%. Volume decreased 9%, primarily due to demand softness in bedding markets and lower trade demand in our Steel Rod and Drawn Wire businesses. Raw material-related selling price decreases reduced sales 8%. A small divestiture in 2022 reduced trade sales by less than 1%.
EBIT decreased $89 million, primarily from lower metal margin, lower volume, and lower overhead recovery, slightly offset by a second quarter 2023 $1 million gain from net insurance proceeds from tornado damage to a shared manufacturing facility.
Specialized Products
Trade sales increased $118 million, or 22%. Organic sales increased 10%, driven by volume growth of 12% and raw material-related selling price increases of 1%, partially offset by currency impact of 3%. The Hydraulic Cylinders acquisition completed in August 2022 added 12% to trade sales growth.

EBIT increased $20 million, primarily from higher volume. The first six months of 2023 also benefited from a $9 million reduction to a contingent purchase price liability associated with a prior year acquisition offset by higher costs to support demand and currency impact.
Furniture, Flooring & Textile Products
Trade sales decreased $120 million, or 14%. Organic sales decreased 16% from volume declines of 15% and raw material-related selling price decreases of 1%. Textile acquisitions in 2022 added 2% to trade sales.
EBIT decreased $27 million, primarily from lower volume, slightly offset by a second quarter 2023 $3 million gain from net insurance proceeds from tornado damage to a shared manufacturing facility.
LIQUIDITY AND CAPITALIZATION
Liquidity
Sources of Cash
Cash on Hand
At June 30, 2023, we had cash and cash equivalents of $272 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations.
If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $17 million. Although there are capital requirements in various jurisdictions, none of this cash was inaccessible for repatriation at June 30, 2023.
Cash from Operations
The primary source of funds for our short-term cash requirements is our cash generated from operating activities. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the six months ended June 30, 2023 was $207 million, up $79 million from the same period last year, reflecting a smaller use of cash for working capital partially offset by lower earnings.
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

(Dollar amounts in millions)	June 30, 2023	December 31, 2022
Current assets	$1,905.8	$1,958.0
Current liabilities	955.6	968.1
Working capital	950.2	989.9
Cash and cash equivalents	272.4	316.5
Current debt maturities and current portion of operating lease liabilities	64.5	58.9
Adjusted working capital	$742.3	$732.3
Annualized trade sales [1]	$4,884.8	$4,783.2
Working capital as a percent of annualized trade sales	19.5%	20.7%
Adjusted working capital as a percent of annualized trade sales	15.2%	15.3%
1 Annualized trade sales is the respective quarter's trade sales multiplied by 4 (second quarter 2023 and fourth quarter 2022 trade sales were $1,221.2 million and $1,195.8 million, respectively). We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	June 30, 2023	December 31, 2022	June 30, 2022		June 30, 2023	December 31, 2022	June 30, 2022
Trade Receivables	$635.9	$609.0	$671.7	DSO [1]	47	44	46

Inventories	$857.8	$907.5	$1,026.9	DIO [2]	78	83	88

Accounts Payable	$507.4	$518.4	$602.0	DPO [3]	46	50	51

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
Trade Receivables - Our trade receivables and DSO increased at June 30, 2023 compared to December 31, 2022. Accounts receivable increases were primarily associated with sales growth in the Specialized segment, whose customers generally have longer terms, and due to seasonality in the Geo Components business. These increases were somewhat reduced by changes in currency rates. Trade receivables decreased and DSO increased compared to June 30, 2022 due to demand softness and timing of payments, partially offset by acquisitions. Our allowance for doubtful accounts decreased by $2 million during the first six months of 2023 related to ordinary customer credit risk reviews. We closely monitor accounts receivable and collections, including accounts for possible loss. We also monitor general macroeconomic conditions and other items that could impact the expected collectability of all customers, or pools of customers with similar risk. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based upon the facts and circumstances for each individual customer, as well as pools of similar customers.
Inventories - Our inventories and DIO decreased at June 30, 2023 compared to both December 31, 2022 and June 30, 2022. During the second half of 2022, inventories decreased as we reduced to levels needed to support current demand, primarily in Bedding, while maintaining our ability to service customer requirements. These reductions were somewhat offset by acquisitions as compared to June 30, 2022. In 2023, raw material deflation was partially offset by chemical purchases delivered late in the quarter.
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
Accounts Payable - Our accounts payable and DPO decreased at June 30, 2023 compared to both December 31, 2022 and June 30, 2022. These decreases were primarily due to the inventory factors discussed above. Our payment terms did not change meaningfully since last year, and we have continued to focus on optimizing payment terms with our vendors. We continue to look for ways to establish and maintain favorable payment terms through our significant purchasing power and also utilize third-party services that offer flexibility to our vendors, which in turn helps us manage our DPO as discussed below.

Accounts Receivable and Accounts Payable Programs - We participate in trade receivables sales programs in combination with certain customers and third-party banking institutions. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $65 million of trade receivables that were sold and removed from our balance sheets at both June 30, 2023 and December 31, 2022. These sales reduced our quarterly DSO by roughly five days at both June 30, 2023 and December 31, 2022. There was no impact to year-to-date operating cash flow for the six months ended June 30, 2023.
For accounts payable, we have historically looked for ways to optimize payment terms through utilizing third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. As such, there is no direct impact on our DPO, accounts payable, operating cash flows, or liquidity. The accounts payable associated with the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $95 million at June 30, 2023 and $80 million at December 31, 2022.
While we utilize the above items as tools in our cash flow management and offer them as options to facilitate customer and vendor operating cycles, if there were to be a cessation of these programs, we do not expect it would materially impact our operating cash flows or liquidity.
Commercial Paper Program
Another source of funds for our short-term cash requirements is our $1.2 billion commercial paper program. As of June 30, 2023, we had $224 million commercial paper outstanding. For more information on our commercial paper program, see Commercial Paper Program on page 35.
Credit Facility
Our credit facility is a multi-currency facility providing us the ability, subject to covenant restrictions, to borrow, repay, and re-borrow up to $1.2 billion until the maturity date, at which time our ability to borrow under the facility will terminate. The credit facility matures in September 2026. Currently, there are no borrowings under the credit facility. For more information on our credit facility, see Credit Facility on page 36.
Capital Markets
We also believe that we have the ability to raise debt in the capital markets which acts as a source of funding of long-term cash requirements. Currently, we have $2.0 billion of total debt outstanding with $8 million due within 12 months and the remaining maturing through 2051. Our next maturity of public debt is our $300 million, 3.8% Senior Notes due in November 2024. For more information, please see Long-Term Debt (including Current Maturities) on page 36.
Uses of Cash
Our long-term priorities for uses of cash are: fund organic growth including capital expenditures, pay dividends, fund strategic acquisitions, and repurchase stock with available cash.
Capital Expenditures
We are making investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We expect capital expenditures of $100-$130 million in 2023 of which we have spent $68 million as of June 30, 2023. Our employee incentive plans emphasize cash flow, which includes changes in working capital and capital expenditures. This emphasis focuses our management on investing additional capital dollars where attractive return potential exists.

Dividends
Dividends are one of the primary means by which we return cash to shareholders. In May, we increased the quarterly dividend to $.46 per share, which represented a $.02 or 4.5% increase versus second quarter of 2022.
Although our dividend payout ratio is currently higher, our long-term targeted dividend payout ratio is approximately 50% of adjusted EPS (which excludes special items such as significant tax law impacts, impairment charges, restructuring-related charges, divestiture gains, litigation accruals, and settlement proceeds). Continuing our long track record of increasing the dividend remains a high priority. 2023 marked our 52nd consecutive annual dividend increase. We are proud of our dividend record and plan to extend it.
Acquisitions
Our long-term, 6-9% annual revenue growth objective envisions periodic acquisitions. We seek strategic acquisitions that complement our current products and capabilities.
We did not acquire any businesses in the first six months of 2023 or 2022. For the full year 2023 we currently expect acquisition activity to be minimal.
Stock Repurchases
One of our priorities for uses of cash is share repurchases. During the second quarter of 2023, there were no material share repurchases and we issued .1 million shares through employee benefit plans. For the first six months of 2023, we repurchased .1 million shares of our stock (at an average price of $33.73) and issued .7 million shares through employee benefit plans.
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
Short-Term and Long-Term Cash Requirements
In addition to the expected uses of cash discussed above, we have various material short-term (12 months or less) and long-term (more than 12 months) cash requirements. There have been no material changes in the second quarter 2023 to our short-term or long-term cash requirements as previously reported in our cash requirements table on page 48 of our Form 10-K filed February 24, 2023.

Capitalization
Capitalization Table
This table presents key debt and capitalization statistics for the periods presented:

(Dollar amounts in millions)	June 30, 2023	December 31, 2022
Total debt excluding commercial paper	$1,800.6	$1,801.1
Less: Short-term debt and current maturities of long-term debt	8.2	9.4
Scheduled maturities of long-term debt	1,792.4	1,791.7
Average interest rates [1]	3.8%	3.8%
Average maturities in years [1]	11.0	11.5
Commercial paper [2]	224.0	282.5
Average interest rate on period-end balance outstanding	5.4%	4.8%
Average interest rate during the period (2023-three months;2022-twelve months)	5.2%	3.2%
Total long-term debt	2,016.4	2,074.2
Deferred income taxes and other liabilities	503.7	502.4
Shareholders’ equity and noncontrolling interest	1,668.6	1,641.4
Total capitalization	$4,188.7	$4,218.0
Unused committed credit:
Long-term	$976.0	$917.5
Short-term	—	—
Total unused committed credit [2]	$976.0	$917.5

Cash and cash equivalents	$272.4	$316.5

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year end 2022 and at the end of the second quarter of 2023, had a total authorized program amount of $1.2 billion. However, our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Commercial Paper Program below and Credit Facility on page 36 for more details about our borrowing capacity at June 30, 2023.

Commercial Paper Program
Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	June 30, 2023	December 31, 2022
Total authorized program	$1,200.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	224.0	282.5
Letters of credit issued under the credit agreement	—	—
Amount limited by restrictive covenants of credit facility [1]	616.2	200.9
Total program available	$359.8	$716.6
1 Our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Credit Facility on page 36 for more details about our borrowing capacity at June 30, 2023.
The average and maximum amounts of commercial paper outstanding during the second quarter of 2023 were $372 million and $419 million, respectively. At quarter end, we had no letters of credit outstanding under the credit facility, but we had issued $44 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long-term, and subject to our capital needs, market conditions, and alternative capital market opportunities, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper. We view these borrowings as a source of long-term funds and have classified the borrowings under the commercial paper program as long-

term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit facility maturing in 2026 discussed below.
Credit Facility
Our multi-currency credit facility matures in September 2026. It provides us the ability, from time to time subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.2 billion.
Our credit facility contains restrictive covenants which (a) require us to maintain as of the last day of each fiscal quarter (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters, such ratio not being greater than 3.50 to 1.00, provided, however, subject to certain limitations, if we have made a Material Acquisition in any fiscal quarter, at our election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) limit the amount of total secured obligations to 15% of our total consolidated assets, and (c) limit our ability to sell, lease, transfer, or dispose of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization transaction, products sold in the ordinary course of business, and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time. We were in compliance with all of our debt covenants at the end of second quarter 2023, and expect to maintain compliance with the debt covenant requirements. In December 2022, we amended our credit facility to change the benchmark interest rate references from the London interbank offered rate to the secured overnight financing rate.
Our credit facility serves as back-up for our commercial paper program. At June 30, 2023, we had $224 million commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month Consolidated EBITDA, unrestricted cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month Consolidated EBITDA, unrestricted cash, and debt levels at June 30, 2023, our borrowing capacity under the credit facility was $360 million. However, this may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our Consolidated EBITDA, unrestricted cash, debt levels, and leverage ratio requirements at that time.
Long-Term Debt (including Current Maturities)
We have total debt of $2.0 billion. The maturities of the long-term debt range from 2024 through 2051. For more details on long-term debt, please refer to Footnote J to our Consolidated Financial Statements on page 91 in our Form 10-K filed February 24, 2023.
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
Critical accounting estimates are those that are: (a) subject to uncertainty and change and (b) of material impact to our financial statements. There were no newly identified critical accounting policies or estimates in the first six months of 2023, and there have been no material changes to our critical accounting policies and estimates as previously disclosed beginning on page 50 in our Form 10-K filed February 24, 2023.
CONTINGENCIES
Litigation
Litigation Contingencies
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows. We deny liability in all currently threatened or pending litigation proceedings and believe we have valid bases to contest all claims made against us. At June 30, 2023, our litigation contingency accrual was immaterial (which does not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of accruals for litigation contingencies are estimated to be $20 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $20 million referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows. Also, we could be subject to future litigation of various types (including but not limited to litigation related to employment, intellectual property, environmental, taxation, vehicle-related personal injury, antitrust, climate change, and others) that could negatively impact our financial condition, results of operations, and cash flows. For more information regarding our litigation contingencies, see Item 1 Legal Proceedings on page 42 and Note 15 Contingencies on page 22 of the Notes to Consolidated Condensed Financial Statements.
Climate Change
Transition Risks
Change in Laws, Policies, and Regulations. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gas (GHG) emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. At June 30, 2023, we had approximately 135 production facilities in 18 countries. We also maintain a fleet of over-the-road tractor trailers that emit GHG. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There are certain transition risks (meaning risks related to the process of reducing the Company’s carbon footprint) that could materially affect our business, capital expenditures, compliance costs, results of operations, financial condition, competitive position, and reputation. One of these transition risks is the change in treaties, laws, policies, and regulations that could impose significant operational and compliance burdens. For example, our operations are subject to certain governmental actions like the European Union’s (EU) “European Green Deal” (which provides for a 55% reduction in net GHG emissions by 2030 (compared to 1990 levels), and no net emissions of GHG by 2050), and the “Paris Agreement” (which is an international treaty on climate change designed to lower GHG emissions). In addition, specifically with respect to our Automotive Group, the EU is moving forward with an effective ban on the sale of new gas-powered automobiles (with the exception of CO2-neutral automobiles) in the EU from 2035 (with interim requirements by 2030), aiming to accelerate the conversion to zero-GHG emission automobiles as part of a broad package to combat global warming. Also, President Biden signed executive orders setting the goal of having zero-emission vehicles account for half of all new U.S. passenger cars and light trucks sales by 2030 and committing the Federal government to procuring only zero-emission light vehicles by 2035. Finally, some states, including California and New York, are also implementing similar provisions. The Company’s automotive products can be sold to manufacturers of either gas-powered or electric-powered vehicles. However, if our customers (who may be subject to any of these or other similarly proposed or newly enacted laws and regulations) incur additional costs to comply with such laws and regulations, which in turn, impact their ability to operate at similar levels in certain jurisdictions, the demand for our products could be adversely affected. Also, overall, there continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. If these laws or regulations (including the SEC’s proposed rule regarding climate-related disclosures) impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. Non-compliance with climate change treaties, legislative, and regulatory requirements could also negatively impact our reputation. To date, however, we have not experienced a material impact from climate change legislative and regulatory efforts.
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
Physical Climate Change Risks
Direct Physical Effects. The acute and chronic physical effects of climate change, such as severe weather-related events, natural disasters and/or significant changes in climate patterns could have an increasingly adverse impact on our business and customers. As mentioned above, at June 30, 2023, we had approximately 135 manufacturing facilities in 18 different countries, primarily located in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2022, our largest customer represented less than 6% of our sales, and our customers were located in approximately 100 countries. Although our diverse geographical manufacturing footprint and our broad geographical customer base mitigate the potential physical risks of any local or regional climate change weather-related event having a material effect on our operations and results, the increased frequency and severity of such weather-related events could pose a risk to our operations and results.
To continue improving our climate-related risk assessment processes, we use technology-based tools to evaluate our property portfolio’s exposure to certain natural catastrophic events. We also initiated integration of climate-related risk into our Enterprise Risk Management (ERM) process providing an opportunity to improve our internal processes for identifying, assessing, and managing climate-related risks. On April 1, 2023, we experienced tornado damage to a shared Home Furniture and Bedding facility in Mississippi. This event did not have a material impact on our physical properties as a whole, or our overall ability to manufacture and distribute our products to customers in a timely fashion, and it did not have a material effect on our business, financial condition, or results of operations. However, in the future, depending on whether severe weather-related events increase in frequency and severity, such events could result in potential damage to our physical assets, local infrastructure, transportation systems, water delivery systems, our customers’ or suppliers’ operations, as well as prolonged disruptions in our manufacturing operations (including but not limited to our steel rod mill), all of which could harm our business, results of operations, and financial condition.
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
Compliance Costs Related to GHG Emissions Inventory
To date, we have not experienced material climate-related compliance costs. However, evaluating opportunities to reduce our carbon footprint, setting goals for carbon reduction, and measuring performance in achieving those goals will be part of our environmental, sustainability, and governance (ESG) strategy moving forward. We have completed our first GHG emissions inventory covering 2019 through 2021 and are in the process of completing the 2022 inventory. To ensure our information is complete and accurate, we are engaging in a third party limited assurance process for all four years. Our emissions inventory will include Scope 1 and Scope 2 carbon dioxide equivalent emissions. We believe our inventory in each of the four years was, or will be, prepared consistently with the GHG Protocol Corporate Accounting and Reporting Standard.
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
Cybersecurity Risks
We rely on information systems to obtain, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process, and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. We also manage our production processes with certain industrial control systems. We have a formal process in place for both incident response and cybersecurity continuous improvement that includes a cross-functional Cybersecurity Oversight Committee. Members of the Cybersecurity Oversight Committee update the Board quarterly on cybersecurity activity, with procedures in place for interim reporting if necessary. Our cybersecurity program, led by our Chief Information Security Officer, is based on industry recognized frameworks and takes a multifaceted approach to protecting our network, systems, and data, including personal information. We deploy a wide range of protective security technologies and tools, including, but not limited to, encryption, firewalls, endpoint detection and response, security information and event management, multi-factor authentication, and threat intelligence feeds. In addition, we use an information security risk management approach that includes monitoring security threats and trends in the industry, analyzing potential security risks that could impact the business, partnering with industry recognized security organizations, and coordinating an appropriate response should the need arise.
From time to time, we have experienced immaterial cybersecurity events and incidents. When these events or incidents occur, we have taken appropriate remediation steps, and through investigation, determined that the events or incidents did not have a material effect on our business, results of operations, or financial results. Although we are not aware of any material cybersecurity incidents, we have enhanced our cybersecurity protection efforts over the last few years. We use a third party to periodically benchmark our information security program against the National Institute of Standards and Technology’s Cybersecurity Framework. We provide quarterly cybersecurity training for employees with access to our email and data systems, quarterly reports to our Board of Directors, and we have purchased broad form cyber insurance coverage. Although we believe that our cybersecurity protection systems are adequate, cybersecurity risk has increased due to remote access, remote work conditions, and associated strain on employees, as well as the increased frequency of malware attacks. As such, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure or alterations of confidential information, and disruptions to the systems of our third-party suppliers and providers. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems, including those resulting from ransomware attached to our industrial control systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damage, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value.
For more information regarding cybersecurity risks, refer to Technology and Cybersecurity Risk Factors on page 48.
Goodwill Impairment Testing
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At June 30, 2023, goodwill and other intangible assets represented $2.1 billion, or 41% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 22% of total assets.
Our annual goodwill impairment testing performed in the second quarter of 2023 indicated no goodwill impairments. However, fair value exceeded carrying value by less than 100% for four reporting units as summarized in the table below:

	Fair value in excess of carrying value		Goodwill
	Goodwill impairment testing as performed in the second quarter 2023	Goodwill impairment testing as performed in the second quarter 2022	As of June 30, 2023
Bedding	40%	54%	$904	million
Work Furniture	74%	78%	$99	million
Aerospace Products	44%	40%	$67	million
Hydraulic Cylinders	18%	32%	$37	million
The Bedding reporting unit’s market value decreased compared to the 2022 testing primarily because of lower estimated future cash flows. Although the long-term outlook for the Bedding reporting unit remains strong, macroeconomic factors have negatively impacted consumer confidence and spending in the near term, which in turn has had an adverse impact on the bedding market's near-term forecast. Our Specialty Foam business has experienced difficulties as a result of low demand and material inefficiencies. About two-thirds of the earnings challenge is a result of low demand driven by the general bedding market decline, the outsized impact on digitally native brands from changes in consumer privacy laws and cash constraints, and share loss from a small number of customers, with some of those sales shifting from finished goods to components. The remaining challenges relate primarily to material inefficiency from practices that emerged during the pandemic as we prioritized servicing customers amid chemical shortages and surging demand. While it may take some time to see significant improvements in Specialty Foam, especially with a continuing weak demand environment, we are confident in our recovery plan and are making progress. Our team has a pipeline of opportunities supported by our specialty foam technologies. We are also focused on driving improvement in material margins through both process and equipment changes. We remain confident that our Specialty Foam business will drive long-term, profitable growth for the segment and are placing our highest level of attention on improvements in sales and material management.
The Work Furniture and Aerospace Products reporting units' market value in the 2023 goodwill impairment testing was generally consistent with the prior year. Work Furniture demand for both contract and residential end-use products are expected to remain at low levels in 2023, but improve in future years. Aerospace’s long-term forecasts continue to reflect demand improvements as industry recovery continues. The demand is still below pre-pandemic levels, but we expect the aerospace industry to return to historical levels in the next few years.
The Hydraulic Cylinders reporting unit's market value in the 2023 goodwill impairment testing approximated carrying value primarily due to an August 2022 acquisition. The 2023 end-market demand is expected to remain strong, and we anticipate continued long-term growth for this reporting unit.
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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $200 million less than carrying value of $1,785 million at June 30, 2023 and approximately $210 million less than carrying value of $1,784 million at December 31, 2022. The fair value of fixed rate debt was based on quoted market prices in an active market. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $1,147 million at June 30, 2023 compared to $1,156 million at December 31, 2022.
Derivative Financial Instruments
We are subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, we utilize derivative instruments (individually or in combinations) to reduce or eliminate these risks. We seek to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is our policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note A Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 24, 2023 and Note 13 Derivative Financial Instruments beginning on page 21 of the Notes to Consolidated Condensed Financial Statements and is incorporated by reference into this section.
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

ITEM 4. CONTROLS AND PROCEDURES.
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of June 30, 2023 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of June 30, 2023, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The information in Note 15 Contingencies beginning on page 22 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. Reference is made to Item 3. Legal Proceedings and Note T Contingencies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 24, 2023, and Item.1 Legal Proceedings and Note 13 in the Notes to Consolidated Condensed Financial Statements in our Form 10-Q filed May 4, 2023.
Mattress Antidumping Matter
On March 31, 2020, the Company, along with six other domestic mattress producers, Brooklyn Bedding LLC, Corsicana Mattress Company, Elite Comfort Solutions (a Leggett subsidiary), FXI, Inc., Innocor, Inc., and Kolcraft Enterprises, Inc., and two labor unions, the International Brotherhood of Teamsters and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO (collectively, “Petitioners”), filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and manufacturers of mattresses in China were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries. On March 18, 2021, the DOC made final determinations on Chinese subsidies, assigning a duty rate of 97.78%, and on dumping, assigning duty rates on imports from Cambodia (52.41%, as amended), Indonesia (2.22%), Malaysia (42.92%), Serbia (112.11%), Thailand (37.48% – 763.28%), Turkey (20.03%), and Vietnam (144.92% - 668.38%). On April 21, 2021, the ITC made a unanimous, affirmative final determination that domestic mattress producers were materially injured by reason of the unfairly priced or subsidized imported mattresses. Accordingly, the agencies instructed that the U.S. government continue to impose duties on mattresses imported from China, Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam at the rate determined by the DOC for five years, through May 2026, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the order for an additional five years.
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
New Mattress Antidumping Matter
On July 28, 2023, the Company, along with nine other domestic mattress producers, Brooklyn Bedding LLC, Carpenter Company, Corsicana Mattress Company, Future Foam, Inc., FXI, Inc., Kolcraft Enterprises Inc., Serta Simmons Bedding, LLC, Southerland Inc., and Tempur Sealy International, and two labor unions, the International Brotherhood of Teamsters and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO (collectively, “Petitioners”), filed petitions with the DOC and the ITC alleging that manufacturers of mattresses in Bosnia and Herzegovina, Bulgaria, Burma, India, Italy, Kosovo, Mexico, the Philippines, Poland, Slovenia, Spain, and Taiwan were unfairly selling their products in the United States at less than fair value (dumping) and manufacturers of mattresses in Indonesia were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries. The ITC is expected to make a preliminary determination of injury on September 18, 2023, with the DOC’s preliminary determination on subsidies expected December 26, 2023, and its preliminary determination on dumping expected February 23, 2024. The DOC’s final determinations are expected in July 2024, and the ITC’s final determination is expected in September 2024.
Potential Environmental Penalty
On March 16, 2023, the Company’s French subsidiary, Specitubes SAS, received a draft order issued by the French environmental authority (DREAL) threatening to impose penalties for non-compliance with a 2017 Notice of Violation regarding the registration, evaluation, authorization, and restriction of chemicals regulations (the REACH regulations). The

DREAL alleged Specitubes had failed to implement protective measures required for a certain PCE-based solvent, Dowper. This matter has been referred to the public prosecutor. The prosecutor has the discretion to initiate proceedings against Specitubes. The allegations carry a possible fine of up to approximately $.4 million, but we believe any imposed penalty will not approach the maximum amount, particularly considering actions being taken by Specitubes to address open compliance items. As of the date of this filing, and to our knowledge, the DREAL has not imposed any penalties, and the prosecutor has not initiated any charges. Specitubes intends to defend this matter if pursued by the DREAL and/or prosecutor.
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
Although we do not have operations in Russia, Belarus, or Ukraine, and we have not had a material amount of sales into these countries, some of our businesses, in the past, have indirectly sourced, and may continue to indirectly source subject to pricing and legal constraints, a portion of our supply chain requirements of titanium and birch plywood originating from Russia. Also, a significant portion of neon gas is produced in Ukraine. After the invasion began, the prices of these materials increased. Several countries have imposed economic sanctions against Russia as a result of its military action. The United States, the European Union, and G7 countries have also moved to revoke Russia’s “most favored nations” trade status, which has resulted or could result in higher duties on imported products. Also, the European Union and the United Kingdom have banned timber imports from Russia, and the United States has imposed tariffs on Russian plywood.
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
A significant portion of global production of oil is refined and exported from Russia. The European Union and certain countries, including the United States, the United Kingdom, Canada, and Australia, have either partially or fully banned the import of Russian oil. With decreased supply availability, fuel costs increased in 2022. This impacted, and may continue to impact, both our businesses and consumers. Also, there has been a reduction of natural gas exports from Russia to Europe from sanction-related impacts and disruption in pipeline delivery. Higher energy prices contributed to broader inflationary trends, which resulted, in some cases, in reduced discretionary consumer spending and a softening of demand for our products. If this continues, the demand for our products may continue to be negatively impacted, which would have a negative impact on our sales.
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
Our Automotive Group uses semiconductors in seat comfort products, and to a lesser extent in motors and actuators. While improving, there has been a global shortage of semiconductors. According to certain market reports, Taiwan is the leading manufacturer of the world’s most advanced semiconductor supply. Conflict between China and Taiwan might lead to trade sanctions, technology disputes, or supply chain disruptions, which could, in particular, affect the semiconductor industry. If this were to occur, our Automotive Group’s ability to source an adequate supply of semiconductors may be reduced, which could adversely harm our business, financial condition, and results of operations. Such a conflict also could negatively impact our OEM and Tier customers' supply chains and production schedules. In addition, any outbreak of hostilities or conflict between China and Taiwan could harm our operations globally, and the operations of our customers and suppliers.
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
We also bear the risk of delays, non-delivery, or reduced demand from suppliers and to customers because of natural disaster, fire or explosion, terrorism, pandemics, union strikes (including automotive industry strikes), foreign government action including asset seizure or changed licensing or land use requirements which restrict operations, or other reasons beyond our control or the control of our suppliers, all of which could impair our ability to timely manufacture and deliver our products.
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
The shortage of semiconductors continues to improve across the automotive industry, with supply in North America and Europe improving significantly and shortages now mostly focused on Asia, particularly in China. OEMs and suppliers have been challenged to source an adequate supply and as a result have reduced production of some models and/or eliminated the availability of certain features which negatively impacted our sale of products. Overall OEM production levels are improving, increasing vehicle inventories from recent historical lows. Our Automotive Group uses the semiconductors in seat comfort products, and to a lesser extent in motors and actuators. Although our Automotive Group has been able to obtain an adequate supply of semiconductors, we are dependent on our suppliers to deliver these semiconductors in accordance with our production schedule. A shortage of the semiconductors, either to us, the automotive OEMs, or our suppliers, can disrupt our operations and our ability to deliver products to our customers. If we, our customers, or our suppliers cannot secure an adequate supply of semiconductors, this may negatively impact our sales, earnings, and financial condition.
The aforementioned supply chain risks can materially adversely affect our manufacturing processes, financial condition, results of operations, and cash flows.
The physical effects of climate change could adversely affect our business, results of operations, and financial condition.
Direct Physical Effects
The acute and chronic physical effects of climate change, such as severe weather-related events, natural disasters and/or significant changes in climate patterns, could have an increasingly adverse impact on our business and customers. At June 30, 2023, we had approximately 135 manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2022, our largest customer represented less than 6% of our sales, and our customers were located in approximately 100 countries. Although our diverse geographical manufacturing footprint and our broad geographical customer base mitigate the potential physical risks of any local or regional climate change weather-related event having a material effect on our operations and results, the increased frequency and severity of such weather-related events could pose a risk to our operations and results.
To continue improving our climate-related risk assessment processes, we use technology-based tools to evaluate our property portfolio’s exposure to certain natural catastrophic events. We also initiated integration of climate-related risk into our Enterprise Risk Management (ERM) process providing an opportunity to improve our internal processes for identifying, assessing, and managing climate-related risks. On April 1, 2023, we experienced tornado damage to a shared Home Furniture and Bedding facility in Mississippi. This event did not have a material impact on our physical properties as a whole, or our overall ability to manufacture and distribute our products to customers in a timely fashion, and it did not have a material effect on our business, financial condition, or results of operations. However, in the future, depending on whether severe weather-related events increase in frequency and severity, such events could result in potential damage to our physical assets, local infrastructure, transportation systems, water delivery systems, our customers’ or suppliers’ operations, as well as prolonged disruptions in our manufacturing operations (including but not limited to our steel rod mill), all of which could harm our business, results of operations, and financial condition.
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
Some of our customers have been adversely affected by macroeconomic uncertainties, and have suffered significant financial difficulty. Macroeconomic uncertainties may include, but are not limited to, rising interest rates, inflation, bank failures, increased geopolitical tensions, and political economic policy changes. As a result, our customers may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these parties. We recorded $3 million bad debt expense in 2022 related to macroeconomic uncertainties and ordinary customer credit reviews. We recorded $2 million of income due to a reduction in our allowance for doubtful accounts associated with ordinary customer credit reviews in the six months ended June 30, 2023. As of June 30, 2023, our allowance for doubtful accounts for trade receivables was $16 million. If we are unable to collect trade receivables and other notes receivable on a timely basis, larger provisions for bad debt may be required and may result in a negative impact on our earnings, liquidity, cash flow, and financial condition.
Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At June 30, 2023, goodwill and other intangible assets represented $2.1 billion, or 41% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 22% of total assets.
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
Our annual goodwill impairment testing performed in the second quarter of 2023 indicated no goodwill impairments. However, fair value exceeded carrying value by less than 100% for four reporting units as summarized in the table below:

	Fair value in excess of carrying value		Goodwill
	Goodwill impairment testing as performed in the second quarter 2023	Goodwill impairment testing as performed in the second quarter 2022	As of June 30, 2023
Bedding	40%	54%	$904	million
Work Furniture	74%	78%	$99	million
Aerospace Products	44%	40%	$67	million
Hydraulic Cylinders	18%	32%	$37	million
The Bedding reporting unit’s market value decreased compared to the 2022 testing primarily because of lower estimated future cash flows. Although the long-term outlook for the Bedding reporting unit remains strong, macroeconomic factors have negatively impacted consumer confidence and spending in the near term, which in turn has had an adverse impact on the bedding market's near-term forecast. Our Specialty Foam business has experienced difficulties as a result of low demand and material inefficiencies. About two-thirds of the earnings challenge is a result of low demand driven by the general bedding market decline, the outsized impact on digitally native brands from changes in consumer privacy laws and cash constraints, and share loss from a small number of customers, with some of those sales shifting from finished goods to components. The remaining challenges relate primarily to material inefficiency from practices that emerged during the pandemic as we prioritized servicing customers amid chemical shortages and surging demand.
The Work Furniture and Aerospace Products reporting units' market value in the 2023 goodwill impairment testing was generally consistent with the prior year. Work Furniture demand for both contract and residential end-use products are expected to remain at low levels in 2023, but improve in future years. Aerospace’s long-term forecasts continue to reflect demand improvements as industry recovery continues. The demand is still below pre-pandemic levels, but we expect the aerospace industry to return to historical levels in the next few years.
The Hydraulic Cylinders reporting unit's market value in the 2023 goodwill impairment testing approximated carrying value primarily due to an August 2022 acquisition. The 2023 end-market demand is expected to remain strong, and we anticipate continued long-term growth for this reporting unit.
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
Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. As of June 30, 2023, we had $120 million of deferred tax assets ($136 million less a $16 million valuation allowance). After netting of deferred tax liabilities, the net amount presented within Sundry assets on our Consolidated Condensed Balance Sheets is $10 million. It is possible the amount and source of our taxable income could materially change in the future. Particularly, our mix of earnings by taxing jurisdiction may materially change in that we may have more or less taxable income generated in North America, Europe, or Asia as compared to prior years. This change may impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.

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
Since 2009, there have been antidumping duties on the import of innersprings from China, South Africa, and Vietnam imposed by the Department of Commerce (DOC) and International Trade Commission (ITC) extending through 2024. The DOC and ITC have also imposed antidumping duties and countervailing duties on imports of steel wire rod from various countries, including China. Some of these duties will expire, unless extended, in 2025. Also, antidumping duties have been imposed by the DOC and ITC on the import of finished mattresses from various countries including China, Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam, which will expire, unless extended, at different times ranging from 2024 to 2026. If the existing antidumping and countervailing duties are overturned on appeal, or not extended beyond their current terms and dumping and/or subsidization recurs, or manufacturers in the subject countries circumvent the existing duties through transshipment in other jurisdictions or otherwise, our market share, sales, profit margins, and earnings could be adversely affected.
We are exposed to foreign currency exchange rate risk which may negatively impact our competitiveness, profit margins, and earnings.
International sales have represented a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2022, 35% of our sales were generated by international operations, primarily in Europe, China, Canada, and Mexico. We expect that a significant amount of our sales will continue to come from outside the United States in the future. Approximately 50 of our manufacturing facilities are located outside the United States. We are also exposed to currency exchange rate fluctuations by our purchase of raw materials and component parts from suppliers in multiple countries. We experience currency-related gains and losses where sales or purchases are denominated in currencies other than the functional currency. As of June 30, 2023, we had foreign exchange rate risk associated with the U.S. Dollar, Euro, Danish Krone, British Pound Sterling, and Mexican Peso. If these exchange rates devalue the currency we receive for the sale of our products, or the currency we use to purchase raw materials or component parts from our suppliers, it may have a material adverse effect on our competitiveness, profit margins, and earnings.

For more information regarding currency exchange rate risk, please refer to Note 13 on page 21 of the Notes to Consolidated Condensed Financial Statements.
Rising interest rates have affected, and could continue to affect, our interest expense and make it more costly to refinance our long-term debt.
We borrow money by issuing commercial paper with maturities of less than 270 days. We also have issued long-term senior notes with fixed interest rates. Our next maturity of senior debt will come due in November 2024. Interest rates on short-term borrowing have risen significantly, which has increased our interest expense. Continued increases in interest rates for short-term borrowings could continue to negatively impact our interest expense, and increased rates on long-term debt could make it more costly to refinance our outstanding long-term indebtedness.
TECHNOLOGY AND CYBERSECURITY RISK FACTORS
Technology failures, cybersecurity incidents, or new technology disruptions could have a material adverse effect on our operations.
We have approximately 135 production facilities in 18 countries, primarily located in North America, Europe, and Asia. We rely on several on-premise and cloud-based computerized systems and networks to obtain, secure, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our production facilities. We receive, process, manufacture, and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payments to our vendors. We manage our production processes with certain industrial control systems. We also have risk associated with the network connectivity and systems for consolidated reporting. Technology failures or security breaches of a new or existing infrastructure, including our industrial control systems, could impede normal operations, create system disruptions, or create unauthorized disclosure or alteration of confidential information.
We have a formal process in place for both incident response and cybersecurity continuous improvement that includes a cross-functional Cybersecurity Oversight Committee. Members of the Cybersecurity Oversight Committee update the Board quarterly on cybersecurity activity, with procedures in place for interim reporting if necessary. Our cybersecurity program, led by our Chief Information Security Officer, is based on industry recognized frameworks and takes a multifaceted approach to protecting our network, systems, and data, including personal information. We deploy a wide range of protective security technologies and tools, including, but not limited to, encryption, firewalls, endpoint detection and response, security information and event management, multi-factor authentication, and threat intelligence feeds. In addition, we use an information security risk management approach that includes monitoring security threats and trends in the industry, analyzing potential security risks that could impact the business, partnering with industry recognized security organizations, and coordinating an appropriate response should the need arise.
From time to time, we have experienced immaterial cybersecurity events and incidents. When these events or incidents occur, we have taken appropriate remediation steps, and through investigation, determined that the events or incidents did not have a material effect on our business, results of operations, or financial results. Although we are not aware of any material cybersecurity incidents, we have enhanced our cybersecurity protection efforts over the last few years. We use a third party to periodically benchmark our information security program against the National Institute of Standards and Technology’s Cybersecurity Framework. We provide quarterly cybersecurity training for employees with access to our email and data systems, quarterly reports to our Board of Directors, and we have purchased broad form cyber insurance coverage. Although we believe that our cybersecurity protection systems are adequate, cybersecurity risk has increased due to remote access, remote work conditions, and associated strain on employees, as well as the increased frequency of malware attacks. As such, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure or alterations of confidential information, and disruptions to the systems of our third-party suppliers and providers. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems, including those resulting from ransomware attached to our industrial control systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damage, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value.
In addition, our ability to effectively compete may be impacted by our ability to anticipate and respond effectively to the opportunity and threat presented by new technology disruption and developments, including artificial intelligence.
Finally, burdens associated with regulatory compliance, including regulations adopted by the SEC regarding cybersecurity disclosure, may increase the Company’s costs.

TRADE RISK FACTORS
U.S. export controls against China could exacerbate the global semiconductor shortage and negatively impact (i) our ability to manufacture and timely deliver our products, (ii) our OEM and Tier customers’ production schedules, and (iii) the demand for our products.
Our Automotive Group uses semiconductors in seat comfort products, and to a lesser extent in motors and actuators. According to certain market reports, China is a significant manufacturer of semiconductors. The U.S. government has imposed export controls regarding certain advanced semiconductor chips and semiconductor manufacturing equipment which restrict U.S. companies’ ability to export these products to China without a license. The Netherlands and Japan have also moved forward with more restrictive export controls related to specific equipment used for the manufacture of semiconductors. The new controls may exacerbate the global semiconductor shortage and negatively impact our ability to source an adequate supply of semiconductors used in our manufacturing processes. If so, the resulting shortage could endanger our ability to manufacture and timely deliver our products. It also could negatively impact our OEM and Tier customers’ production schedules and the demand for our products. Additionally, China may adopt retaliatory trade restrictions against U.S. companies. If this occurs, our Chinese-based operations may be negatively impacted. Any of these risks, if realized, could negatively impact our business, results of operations, and financial condition.
REGULATORY RISK FACTORS
Privacy and data protection regulations are complex and could harm our business, reputation, financial condition, and operating results.
Governments around the world have adopted legislative and regulatory proposals concerning the collection and use of personal data. As a multi-national company with employee personal data and business contact information from individuals in many countries, we are subject to many different data protection laws, including federal and state-specific laws in the U.S., and the laws of other jurisdictions in which we operate, such as those in Europe, China, and Brazil. For example, the EU’s General Data Protection Regulation (GDPR) and United Kingdom (UK) GDPR apply to our operations that collect or process personal data of EU individuals and UK individuals, respectively. If our operations are found to violate GDPR or the UK GDPR, we may incur substantial fines, face reputational harm, and be required to change our business practices, any of which could have an adverse effect on our business.
As a U.S. company, the ability to centrally manage aspects of our operation and workforce and the ability to make decisions based on complete and accurate global data are important and require the ability to transfer and access personal data. The adequacy of the laws of the data-importing country are of increasing importance under various laws, including the GDPR, the UK GDPR, and Brazil’s general data protection law. The validity of data transfer mechanisms remains subject to legal, regulatory, and political developments in many countries, including Brazil, Europe, China, and the U.S. The expected legal challenges to the EU-US Data Privacy Framework, the complex assessment and documentation requirements under the EU’s Standard Contractual Clauses, the recent documentation and filing requirements under China’s PIPL (Personal Information Protection Law), as well as the still evolving guidance from Brazil, could have an adverse impact on our ability to process and transfer personal data. This may inhibit our ability to transfer our employee personal data from our other operations, such as in Europe, China, and Brazil, to the Company’s headquarters in the U.S. or elsewhere, making it much more difficult to effectively manage our global human capital. These evolving privacy and data protection requirements create uncertainty and added compliance obligations that could harm our business, reputation, financial condition, and operating results.
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
Although we deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have recorded an immaterial aggregate litigation contingency accrual at June 30, 2023. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies are estimated to be $20 million. If our assumptions or analyses regarding any of our contingencies are incorrect, if facts and circumstances change, or if future litigation arises, we could realize losses in excess of the recorded accruals (and in excess of the $20 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see

Item 1 Legal Proceedings on page 42 and Note 15 Contingencies on page 22 of the Notes to Consolidated Condensed Financial Statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
April 2023	—	$—	—	10,000,000
May 2023	—	$—	—	10,000,000
June 2023	—	$—	—	10,000,000
Total	—	$—	—

1    This number does not include shares withheld for taxes on stock unit conversions, as well as forfeitures of stock units, all of which totaled 15,025 shares in the second quarter of 2023. The average price paid per share for these shares was $30.63.

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
ITEM 5. OTHER INFORMATION.
Director and Officer Trading Arrangements
During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*
Indemnification Agreement between the Company and Benjamin M. Burns, dated February 28, 2022, under Form of Agreement filed March 28, 2002, as Exhibit 10.11 to the Company’s Form 10-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.2*
Director Restricted Stock Agreement between the Company and Karl G. Glassman, dated May 4, 2023, under Form of Agreement filed August 7, 2008, as Exhibit 10.1 to the Company's Form 10-Q, is incorporated herein by reference. (SEC File No. 001-07845)

10.3*
Director Restricted Stock Unit Agreement between the Company and Robert E. Brunner, dated May 4, 2023, under Form of Agreement filed February 24, 2012, as Exhibit 10.9.7 to the Company's Form 10-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.4*	Summary Sheet of Director Compensation, filed May 8, 2023 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.5*	Severance Benefit Agreement with Benjamin M. Burns, filed June 22, 2023 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.6*	Summary Sheet of Executive Cash Compensation, filed June 22, 2023 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.7*	Mutual Separation Agreement with Jeffrey L. Tate, filed June 22, 2023 as Exhibit 10.5 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.8*	Key Officers Incentive Plan effective June 21, 2023, filed June 22, 2023 as Exhibit 10.6 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

31.1**	Certification of J. Mitchell Dolloff, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2023

31.2**	Certification of Benjamin M. Burns, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2023

32.1***	Certification of J. Mitchell Dolloff, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2023

32.2***	Certification of Benjamin M. Burns, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2023

101.INS****	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**,****	Inline XBRL Taxonomy Extension Schema

101.CAL**,****	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**,****	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**,****	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**,****	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes management contract or compensatory arrangement.
**	Denotes filed herewith.
***	Denotes furnished herewith.
****	Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at June 30, 2023 and December 31, 2022; (ii) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2023 and June 30, 2022; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and June 30, 2022; (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2023 and June 30, 2022; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: August 8, 2023	By:	/s/ J. MITCHELL DOLLOFF
J. Mitchell Dolloff President and Chief Executive Officer

DATE: August 8, 2023	By:	/s/ BENJAMIN M. BURNS
Benjamin M. Burns Executive Vice President and Chief Financial Officer