Form 10-Q
period 2023-09-30
LEGGETT & PLATT INC
filed 2023-11-07
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of November 1, 2023: 133,319,426

LEGGETT & PLATT, INCORPORATED
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: projections of Company revenue, income, earnings, capital expenditures, dividends, product demand, capital structure, cash flows from operations, metal margins, cash repatriation, restructuring-related costs, tax impacts, effective tax rate, maintenance of indebtedness under the commercial paper program, litigation exposure, acquisition or disposition activity, industry demand projections, the amount of share repurchases, impact of accounts receivable and payable programs, defined benefit plan contributions, collectability of receivables, cost of property insurance, possible goodwill or other asset impairment, access to liquidity, compliance with debt covenant requirements, raw material and parts availability and pricing, supply chain disruptions, labor, raw material and part shortages, inventory levels, customer requirements, climate-related effects, impacts arising from evaluating opportunities across our business, insurance proceeds from tornado damage, or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance; and the underlying assumptions relating to forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” “project,” “should,” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.
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
Readers should review Item 1A Risk Factors in our Form 10-K filed February 24, 2023 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties, and developments which may affect our future operations or our performance, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

•the adverse impact of delays and non-delivery of raw materials, parts, and finished products in our supply chain (including chemicals and semiconductors) from severe weather-related events, natural disaster, fire or explosion, terrorism, geopolitical conflicts (including the Israel-Hamas war), government action, labor strikes or shutdowns at delivery ports, trucking constraints, pandemics, losses due to tampering, third-party vendor issues with quality, failure by our suppliers to comply with applicable laws and regulations, potential tariffs or other trade restrictions, or other reasons beyond our control;
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
•the continued adverse impact from the United Auto Workers labor strike on our automotive supply chain, including continued delays or non-delivery of goods or services and reduced demand for our products from customers;
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
•our ability to collect trade and other notes receivables in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency, and our ability to collect insurance proceeds;
•the adverse impact on our semiconductor, natural gas, titanium, and birch plywood markets, energy availability and costs, softening demand and global inflationary impacts from the Russian invasion of Ukraine;

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
•adverse impact from cybersecurity incidents on our business operations, financial results, supplier or customer relationships, remediation costs, cybersecurity protection costs, legal costs, insurance premiums, competitiveness, and reputation;
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
•risks related to operating in foreign countries, including, without limitation, credit risks, ability to enforce intellectual property rights, currency exchange rate fluctuations, taxation, industry labor strikes, increased customs and shipping rates, asset seizure or changed business licensing or land use requirements which restrict operations, and inconsistent interpretation and enforcement of foreign laws;
•the effectiveness and enforcement of antidumping and countervailing duties on the import of innersprings, steel wire rod, and finished mattresses;
•restructuring and related costs;
•export controls regarding the ability of U.S. companies to export semiconductor chips and equipment to China;
•our ability to comply with privacy and data protection regulations; and
•the timing and amount of share repurchases.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	September 30, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$273.9	$316.5
Trade receivables, net	626.9	609.0
Other receivables, net	84.4	66.0
Inventories	834.9	907.5
Prepaid expenses and other current assets	66.1	59.0
Total current assets	1,886.2	1,958.0
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,471.7	1,434.0
Buildings and other	815.0	791.0
Land	42.0	43.5
Total property, plant and equipment	2,328.7	2,268.5
Less accumulated depreciation	1,552.0	1,496.1
Net property, plant and equipment	776.7	772.4
OTHER ASSETS
Goodwill	1,475.4	1,474.4
Other intangibles, less accumulated amortization of $399.4 and $356.4 as of September 30, 2023 and December 31, 2022, respectively	622.5	675.4
Operating lease right-of-use assets	200.1	195.0
Sundry	116.7	110.9
Total other assets	2,414.7	2,455.7
TOTAL ASSETS	$5,077.6	$5,186.1
CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt	$8.9	$9.4
Current portion of operating lease liabilities	55.9	49.5
Accounts payable	534.1	518.4
Accrued expenses	295.4	261.7
Other current liabilities	114.8	129.1
Total current liabilities	1,009.1	968.1
LONG-TERM LIABILITIES
Long-term debt	1,963.0	2,074.2
Operating lease liabilities	156.5	153.6
Other long-term liabilities	108.6	126.1
Deferred income taxes	204.5	222.7
Total long-term liabilities	2,432.6	2,576.6
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	573.4	568.5
Retained earnings	3,021.3	3,046.0
Accumulated other comprehensive loss	(96.7)	(93.5)
Treasury stock	(1,864.9)	(1,882.3)
Total Leggett & Platt, Inc. equity	1,635.1	1,640.7
Noncontrolling interest	.8	.7
Total equity	1,635.9	1,641.4
TOTAL LIABILITIES AND EQUITY	$5,077.6	$5,186.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions, except per share data)	2023	2022	2023	2022
Net trade sales	$3,610.2	$3,950.9	$1,175.4	$1,294.4
Cost of goods sold	2,956.2	3,184.7	961.1	1,063.9
Gross profit	654.0	766.2	214.3	230.5
Selling and administrative expenses	344.3	317.5	109.1	100.4
Amortization of intangibles	51.6	50.0	17.9	16.6
Other (income) expense, net	(18.3)	4.9	(4.1)	.3
Earnings before interest and income taxes	276.4	393.8	91.4	113.2
Interest expense	67.2	62.3	22.0	20.5
Interest income	3.7	3.1	1.5	.8
Earnings before income taxes	212.9	334.6	70.9	93.5
Income taxes	52.3	77.5	18.0	22.0
Net earnings	160.6	257.1	52.9	71.5
(Earnings) attributable to noncontrolling interest, net of tax	(.1)	(.1)	(.1)	(.1)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$160.5	$257.0	$52.8	$71.4
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.18	$1.89	$.39	$.53
Diluted	$1.18	$1.88	$.39	$.52

Weighted average shares outstanding
Basic	136.2	136.2	136.4	135.7
Diluted	136.5	136.6	136.8	136.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions)	2023	2022	2023	2022
Net earnings	$160.6	$257.1	$52.9	$71.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3.3)	(131.5)	(26.2)	(61.7)
Cash flow hedges	(.5)	(6.0)	(2.2)	(4.2)
Defined benefit pension plans	.6	1.6	.3	.9
Other comprehensive income (loss), net of tax	(3.2)	(135.9)	(28.1)	(65.0)
Comprehensive income (loss)	157.4	121.2	24.8	6.5
Add: comprehensive income attributable to noncontrolling interest	(.1)	—	(.2)	—
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$157.3	$121.2	$24.6	$6.5
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2023	2022
OPERATING ACTIVITIES
Net earnings	$160.6	$257.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	81.2	82.9
Amortization of intangibles and supply agreements	53.9	51.4
(Decrease) increase in provision for losses on accounts and notes receivable	(6.0)	2.1
Writedown of inventories	4.9	9.0
Net gain from disposal of assets and businesses	(6.0)	(1.6)
Deferred income tax benefit	(17.3)	(12.4)
Stock-based compensation	21.7	25.0
Other, net	5.8	(4.3)
Changes in working capital, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(23.3)	(108.7)
Inventories	66.5	16.4
Other current assets	(6.0)	(3.2)
Accounts payable	19.4	(97.8)
Accrued expenses and other current liabilities	(4.3)	(21.6)
NET CASH PROVIDED BY OPERATING ACTIVITIES	351.1	194.3
INVESTING ACTIVITIES
Additions to property, plant and equipment	(90.4)	(65.5)
Purchases of companies, net of cash acquired	—	(62.5)
Proceeds from disposals of assets and businesses	13.2	3.0
Other, net	(.2)	(.4)
NET CASH USED FOR INVESTING ACTIVITIES	(77.4)	(125.4)
FINANCING ACTIVITIES
Additions to long-term debt	.7	2.0
Payments on long-term debt	(1.1)	(300.9)
Change in commercial paper and short-term debt	(121.3)	351.8
Dividends paid	(178.1)	(170.8)
Purchases of common stock	(5.5)	(60.3)
Other, net	(5.5)	(1.1)
NET CASH USED FOR FINANCING ACTIVITIES	(310.8)	(179.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5.5)	(25.1)
DECREASE IN CASH AND CASH EQUIVALENTS	(42.6)	(135.5)
CASH AND CASH EQUIVALENTS—January 1,	316.5	361.7
CASH AND CASH EQUIVALENTS—September 30,	$273.9	$226.2
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
Accounts Receivable and Accounts Payable Programs
We participate in trade receivables sales programs in combination with certain customers and third-party banking institutions. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $50.0 and $65.0 of trade receivables that were sold and removed from our balance sheets at both September 30, 2023 and December 31, 2022.
We sometimes utilize third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The accounts payable associated with the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $90.0 at September 30, 2023 and $80.0 at December 31, 2022.
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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Bedding Products
Bedding Group	$1,516.2	$1,833.9	$483.3	$582.0

Specialized Products
Automotive Group	657.5	631.2	223.7	222.2
Aerospace Products Group	113.9	88.9	37.9	29.1
Hydraulic Cylinders Group [1]	189.9	95.4	57.8	40.0
	961.3	815.5	319.4	291.3

Furniture, Flooring & Textile Products
Home Furniture Group	226.8	316.8	72.4	91.8
Work Furniture Group	205.0	247.7	65.2	77.2
Flooring & Textile Products Group	700.9	737.0	235.1	252.1
	1,132.7	1,301.5	372.7	421.1
	$3,610.2	$3,950.9	$1,175.4	$1,294.4
1 In August 2022, we acquired a manufacturer of hydraulic cylinders for material-handling and heavy construction equipment.
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
•Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and heavy construction industries.
•Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components.
Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. Each reportable segment has an executive vice president who has accountability to, and maintains regular contact with, our CEO, who is the chief operating decision maker (CODM). The operating results and financial information reported through the segment structure are regularly reviewed and used by the CODM to evaluate segment performance, allocate overall resources, and determine management incentive compensation.
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
A summary of segment results is shown in the following tables:

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Three Months Ended September 30, 2023
Bedding Products	$483.3	$7.4	$490.7	$31.1	$26.2
Specialized Products	319.4	.3	319.7	31.2	10.7
Furniture, Flooring & Textile Products	372.7	2.8	375.5	29.5	5.5
Intersegment eliminations and other [2]				(.4)	2.6
	$1,175.4	$10.5	$1,185.9	$91.4	$45.0
Three Months Ended September 30, 2022
Bedding Products	$582.0	$8.8	$590.8	$43.9	$25.7
Specialized Products	291.3	.5	291.8	31.3	9.7
Furniture, Flooring & Textile Products	421.1	3.8	424.9	38.3	5.7
Intersegment eliminations and other [2]				(.3)	3.0
	$1,294.4	$13.1	$1,307.5	$113.2	$44.1

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Nine Months Ended September 30, 2023
Bedding Products	$1,516.2	$25.5	$1,541.7	$87.4	$77.3
Specialized Products	961.3	1.2	962.5	93.0	31.7
Furniture, Flooring & Textile Products	1,132.7	9.3	1,142.0	96.7	17.0
Intersegment eliminations and other [2]				(.7)	9.1
	$3,610.2	$36.0	$3,646.2	$276.4	$135.1
Nine Months Ended September 30, 2022
Bedding Products	$1,833.9	$32.2	$1,866.1	$189.2	$78.1
Specialized Products	815.5	1.8	817.3	73.0	30.4
Furniture, Flooring & Textile Products	1,301.5	11.9	1,313.4	132.3	17.5
Intersegment eliminations and other [2]				(.7)	8.3
	$3,950.9	$45.9	$3,996.8	$393.8	$134.3
1 See Note 3 for revenue by product family.
2 Depreciation and Amortization: Other relates to non-operating assets (assets not included in segment assets) and is allocated to segment EBIT as discussed above.
Average assets for our segments are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include the average of both working capital (all current assets and current liabilities) plus net property, plant and equipment.

Average Assets by Segment	September 30, 2023	December 31, 2022
Bedding Products	$820.9	$931.2
Specialized Products	399.2	350.1
Furniture, Flooring & Textile Products	401.7	423.1
Average current liabilities included in segment numbers above	733.8	793.9
Unallocated assets [1]	2,758.5	2,840.6
Difference between average assets and period-end balance sheet	(36.5)	(152.8)
Total assets	$5,077.6	$5,186.1
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

2023
Fair Value over Carrying Value divided by Carrying Value	September 30, 2023 Goodwill Value	Compound Annual Growth Rate (CAGR) Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50%	$1,010.0	1% - 17%	3%	10% - 12%
50% - 100%	97.9	< 1	3	8
101% - 300%	367.5	3 - 6	3	8 - 10
	$1,475.4	< 1% - 17%	3%	8% - 12%

2022
Fair Value over Carrying Value divided by Carrying Value	December 31, 2022 Goodwill Value	CAGR Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50%	$107.8	4% - 9%	3%	12%
50% - 100%	998.7	3 - 5	3	10
101% - 300%	248.3	1 - 3	3	10
Greater than 300%	119.6	8	3	12
	$1,474.4	1% - 9%	3%	10% - 12%
Reporting units where fair value exceeded carrying value by less than 100% are summarized in the table below:

	Fair value in excess of carrying value		Goodwill
	Goodwill impairment testing as performed in the second quarter 2023	Goodwill impairment testing as performed in the second quarter 2022	As of September 30, 2023	As of December 31, 2022
Bedding	40%	54%	$900.5	$900.3
Work Furniture	74	78	97.9	98.4
Aerospace Products	44	40	66.5	66.3
Hydraulic Cylinders [1]	18	32	43.0	41.5

1 At the time of our annual goodwill impairment testing in second quarter 2022, there was no goodwill associated with this reporting unit, but an August 2022 acquisition added goodwill.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6. EARNINGS PER SHARE (EPS)
Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Net earnings
Net earnings	$160.6	$257.1	$52.9	$71.5
(Earnings) attributable to noncontrolling interest, net of tax	(.1)	(.1)	(.1)	(.1)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$160.5	$257.0	$52.8	$71.4

Weighted average number of shares (in millions)
Weighted average number of common shares used in basic EPS	136.2	136.2	136.4	135.7
Dilutive effect of stock-based compensation	.3	.4	.4	.4
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	136.5	136.6	136.8	136.1

Basic and diluted EPS
Basic EPS attributable to Leggett & Platt common shareholders	$1.18	$1.89	$.39	$.53

Diluted EPS attributable to Leggett & Platt common shareholders	$1.18	$1.88	$.39	$.52

Other information
Anti-dilutive shares excluded from diluted EPS computation	.5	.4	.5	.4

Cash dividends declared per share	$1.36	$1.30	$.46	$.44
7. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	September 30, 2023		December 31, 2022
	Current	Long-term	Current	Long-term
Total trade receivables	$638.8	$—	$626.8	$—
Allowance for doubtful accounts - trade receivables	(11.9)	—	(17.8)	—
Trade receivables, net	$626.9	$—	$609.0	$—

Other notes receivable	—	21.9	—	22.4
Taxes receivable, including income taxes	3.3	—	5.0	—
Value-added taxes (VAT) recoverable [1]	52.2	—	45.4	—
Other receivables	28.9	—	15.6	—
Allowance for doubtful accounts - other notes receivable	—	(20.8)	—	(21.2)
Other receivables, net	$84.4	$1.1	$66.0	$1.2
1 We have experienced VAT refund delays from the Mexican government. These balances include $42.0 and $36.5 at September 30, 2023 and December 31, 2022, respectively, of Mexico VAT recoverable. We believe that these are fully collectible.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2022	Change in Provision	Less: Net Charge-offs/ (Recoveries) and Other	Balance at September 30, 2023
Total trade receivables	$17.8	$(5.6)	$.3	$11.9
Other notes receivable	21.2	(.4)	—	20.8
Total allowance for doubtful accounts	$39.0	$(6.0)	$.3	$32.7

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. STOCK-BASED COMPENSATION
The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Executive Stock Unit (ESU) program contributions	$1.9	$.5	$2.6	$.6
Discounts on various stock awards:
Deferred Stock Compensation Program	1.1	—	1.2	—
ESU program	.8	—	1.0	—
Discount Stock Plan	.6	—	.6	—
Performance Stock Unit (PSU) awards: [1]
2023 PSU awards 1A	1.0	.8	—	—
2022 and prior PSU awards 1B	1.2	(.3)	1.5	(.4)
Restricted Stock Unit (RSU) awards	7.0	—	8.5	—
Other, primarily non-employee directors restricted stock	1.3	—	1.4	—
Total stock-related compensation expense	14.9	$1.0	16.8	$.2
Employee contributions for above stock plans	6.8		8.2
Total stock-based compensation	$21.7		$25.0

Tax benefits on stock-based compensation expense	$3.6		$4.1
Tax benefits on stock-based compensation payments	.3		.6
Total tax benefits associated with stock-based compensation	$3.9		$4.7

	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Executive Stock Unit (ESU) program contributions	$.1	$.2	$.4	$.2
Discounts on various stock awards:
Deferred Stock Compensation Program	.3	—	.4	—
ESU program	.2	—	.3	—
Discount Stock Plan	.2	—	.2	—
Performance Stock Unit (PSU) awards: [1]
2023 PSU awards 1A	.4	.2	—	—
2022 and prior PSU awards 1B	(.1)	(.5)	(1.0)	(1.2)
Restricted Stock Unit (RSU) awards	.9	—	.9	—
Other, primarily non-employee directors restricted stock	.4	—	.4	—
Total stock-related compensation expense	2.4	$(.1)	1.6	$(1.0)
Employee contributions for above stock plans	2.8		2.7
Total stock-based compensation	$5.2		$4.3

Tax benefits on stock-based compensation expense	$.6		$.4
Tax benefits on stock-based compensation payments	—		—
Total tax benefits associated with stock-based compensation	$.6		$.4

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

Nine Months Ended September 30,
2022
Accounts receivable	$30.4
Inventory	36.5
Property, plant and equipment	5.8
Goodwill	35.9
Other intangible assets:
Customer relationships (15-year life)	39.5
Technology (10-year life)	5.0
Trademarks and trade names (15-year life)	1.2
Non-compete agreements and other (1 to 10-year life)	1.2
Other current and long-term assets	5.8
Current liabilities	(51.9)
Deferred income taxes	(16.7)
Other long-term liabilities	(2.6)
Fair value of net identifiable assets	90.1
Less: Additional contingent consideration payable	27.6
Net cash consideration	$62.5

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table summarizes acquisitions for the periods presented.

Nine Months Ended	Number of Acquisitions	Segment	Product/Service
September 30, 2023	None

September 30, 2022	2	Specialized Products	Manufacturer of hydraulic cylinders for heavy construction equipment;
		Furniture, Flooring & Textile Products	Converter and distributor of construction fabrics for the furniture and bedding industries
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
Certain of our acquisition agreements provide for additional contingent consideration to be paid based upon analysis of the closing balance sheet and if the acquired company's performance exceeds certain targeted levels through December 31, 2025. Such additional consideration will be paid in cash and the liability is recorded at discounted fair value at the acquisition date. The range of the undiscounted amounts we could be required to pay is currently estimated to be between $6.2 and $15.9. Components of the liability are based on estimates and contingent upon future events, therefore the amounts may fluctuate materially until the payment dates. Subsequent measurement of the estimate will be recorded in "Other (income) expense, net" in the Consolidated Condensed Statements of Operations. Our liability for these future payments was $14.4 ($6.7 current and $7.7 long-term) at September 30, 2023 and $31.9 ($14.4 current and $17.5 long-term) at December 31, 2022. Additional consideration, including interest, paid on prior year acquisitions was $4.2 and $0 for the nine months ended September 30, 2023 and 2022, respectively.
A brief description of our acquisition activity during the periods presented is included below.
2023
No businesses have been acquired during 2023.
2022
We acquired two businesses:
•A small U.S. textiles business that converts and distributes construction fabrics for the furniture and bedding industries. This acquisition became a part of our Furniture, Flooring & Textile Products segment. The acquisition date was August 22. Following the recording of measurement period adjustments subsequent to the 2022 values shown above, the final purchase price was $2.0 and added no goodwill.
•A leading global manufacturer of hydraulic cylinders for material-handling and heavy construction equipment. This business has manufacturing locations in Germany and China and a distribution facility in the United States. This acquisition builds scale in our hydraulic cylinders growth platform and brings us into an attractive segment of the market that aligns well with trends in automation and autonomous equipment. This business operates within our Specialized Products segment. The acquisition date was August 26. Following the recording of measurement period adjustments subsequent to the 2022 values shown above, the final purchase price was $87.8, with total goodwill of $41.9.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
10. INVENTORIES
The following table recaps the components of inventory for each period presented:

	September 30, 2023	December 31, 2022
Finished goods	$348.2	$389.9
Work in process	75.8	71.1
Raw materials and supplies	410.9	446.5
Inventories	$834.9	$907.5
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
11. EMPLOYEE BENEFIT PLANS
We expect to contribute approximately $5.0 to our defined benefit pension plans in 2023.
The following table provides interim information for our defined benefit pension plans:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Components of net pension expense
Service cost	$2.6	$3.9	$.1	$1.2
Interest cost	6.6	5.0	2.2	1.7
Expected return on plan assets	(8.0)	(9.9)	(2.7)	(3.3)
Recognized net actuarial loss	1.1	2.0	.3	.6
Net pension expense	$2.3	$1.0	$(.1)	$.2

The components of net pension expense, other than the service cost component, are included in the line item “Other (income) expense, net” in the Consolidated Condensed Statements of Operations.

12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2023
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, July 1, 2023	$1,668.6	$3,031.2	$572.2	$(1,866.9)	$.6	$(68.5)
Net earnings	52.9	52.8	—	—	.1	—
Dividends declared (See Note 6)	(61.3)	(62.7)	1.4	—	—	—
Treasury stock purchased	(.6)	—	—	(.6)	—	—
Treasury stock issued	1.2	—	(1.4)	2.6	—	—
Foreign currency translation adjustments	(26.2)	—	—	—	.1	(26.3)
Cash flow hedges, net of tax	(2.2)	—	—	—	—	(2.2)
Defined benefit pension plans, net of tax	.3	—	—	—	—	.3
Stock-based compensation transactions, net of tax	3.2	—	3.2	—	—	—
Ending balance, September 30, 2023	$1,635.9	$3,021.3	$575.4	$(1,864.9)	$.8	$(96.7)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended September 30, 2022
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, July 1, 2022	$1,614.6	$3,041.3	$563.3	$(1,881.4)	$.6	$(109.2)
Net earnings	71.5	71.4	—	—	.1	—
Dividends declared (See Note 6)	(58.4)	(59.7)	1.3	—	—	—
Treasury stock purchased	(3.5)	—	—	(3.5)	—	—
Treasury stock issued	1.4	—	—	1.4	—	—
Foreign currency translation adjustments	(61.7)	—	—	—	(.1)	(61.6)
Cash flow hedges, net of tax	(4.2)	—	—	—	—	(4.2)
Defined benefit pension plans, net of tax	.9	—	—	—	—	.9
Stock-based compensation transactions, net of tax	2.2	—	2.2	—	—	—
Ending balance, September 30, 2022	$1,562.8	$3,053.0	$566.8	$(1,883.5)	$.6	$(174.1)

	Nine Months Ended September 30, 2023
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2023	$1,641.4	$3,046.0	$570.5	$(1,882.3)	$.7	$(93.5)
Net earnings	160.6	160.5	—	—	.1	—
Dividends declared (See Note 6)	(181.0)	(185.2)	4.2	—	—	—
Treasury stock purchased	(5.9)	—	—	(5.9)	—	—
Treasury stock issued	4.6	—	(18.7)	23.3	—	—
Foreign currency translation adjustments	(3.3)	—	—	—	—	(3.3)
Cash flow hedges, net of tax	(.5)	—	—	—	—	(.5)
Defined benefit pension plans, net of tax	.6	—	—	—	—	.6
Stock-based compensation transactions, net of tax	19.4	—	19.4	—	—	—
Ending balance, September 30, 2023	$1,635.9	$3,021.3	$575.4	$(1,864.9)	$.8	$(96.7)

	Nine Months Ended September 30, 2022
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2022	$1,648.6	$2,973.0	$559.9	$(1,846.6)	$.6	$(38.3)
Net earnings	257.1	257.0	—	—	.1	—
Dividends declared (See Note 6)	(173.1)	(177.0)	3.9	—	—	—
Treasury stock purchased	(60.3)	—	—	(60.3)	—	—
Treasury stock issued	8.3	—	(15.1)	23.4	—	—
Foreign currency translation adjustments	(131.5)	—	—	—	(.1)	(131.4)
Cash flow hedges, net of tax	(6.0)	—	—	—	—	(6.0)
Defined benefit pension plans, net of tax	1.6	—	—	—	—	1.6
Stock-based compensation transactions, net of tax	18.1	—	18.1	—	—	—
Ending balance, September 30, 2022	$1,562.8	$3,053.0	$566.8	$(1,883.5)	$.6	$(174.1)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended September 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2023	$(60.5)	$10.1	$(18.1)	$(68.5)
Other comprehensive income (loss)	(26.2)	(3.2)	.2	(29.2)
Reclassifications, pretax	—	.5	.2	.7
Income tax effect	—	.5	(.1)	.4
Attributable to noncontrolling interest	(.1)	—	—	(.1)
Balance, September 30, 2023	$(86.8)	$7.9	$(17.8)	$(96.7)

Balance, July 1, 2022	$(81.5)	$10.1	$(37.8)	$(109.2)
Other comprehensive income (loss)	(61.7)	(5.1)	.6	(66.2)
Reclassifications, pretax	—	(.1)	.6	.5
Income tax effect	—	1.0	(.3)	.7
Attributable to noncontrolling interest	.1	—	—	.1
Balance, September 30, 2022	$(143.1)	$5.9	$(36.9)	$(174.1)

	Nine Months Ended September 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2023	$(83.5)	$8.4	$(18.4)	$(93.5)
Other comprehensive income (loss)	(3.3)	(2.4)	(.3)	(6.0)
Reclassifications, pretax	—	1.9	1.1	3.0
Income tax effect	—	—	(.2)	(.2)
Balance, September 30, 2023	$(86.8)	$7.9	$(17.8)	$(96.7)

Balance, January 1, 2022	$(11.7)	$11.9	$(38.5)	$(38.3)
Other comprehensive income (loss)	(131.5)	(5.6)	(.4)	(137.5)
Reclassifications, pretax	—	(1.7)	2.0	.3
Income tax effect	—	1.3	—	1.3
Attributable to noncontrolling interest	.1	—	—	.1
Balance, September 30, 2022	$(143.1)	$5.9	$(36.9)	$(174.1)
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
•Level 3: Unobservable inputs that are not corroborated by market data.
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$115.0	$—	$115.0
Derivative assets (Note 14)	—	2.8	—	2.8
Diversified investments associated with the ESU program	46.5	—	—	46.5
Total assets	$46.5	$117.8	$—	$164.3
Liabilities:
Derivative liabilities (Note 14)	$—	$6.9	$—	$6.9
Liabilities associated with the ESU program	47.9	—	—	47.9
Total liabilities	$47.9	$6.9	$—	$54.8

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$129.0	$—	$129.0
Derivative assets (Note 14)	—	2.9	—	2.9
Diversified investments associated with the ESU program	42.8	—	—	42.8
Total assets	$42.8	$131.9	$—	$174.7
Liabilities:
Derivative liabilities (Note 14)	$—	$5.9	$—	$5.9
Liabilities associated with the ESU program	44.0	—	—	44.0
Total liabilities	$44.0	$5.9	$—	$49.9
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 1) was approximately $260.0 less than carrying value of $1,785.9 at September 30, 2023 and was approximately $210.0 less than carrying value of $1,784.4 at December 31, 2022.
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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of September 30, 2023
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Mar 2025	$292.9	$2.6	$.1	$4.9	$.4
Total fair value hedges	Jan 2024	28.9	—	—	.9	—
Not designated as hedging instruments	Sep 2024	135.2	.1	—	.7	—
Total derivatives			$2.7	$.1	$6.5	$.4

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2022
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Jun 2024	$263.4	$1.9	$.5	$4.3	$.4
Total fair value hedges	Apr 2023	65.5	.3	—	1.0	—
Not designated as hedging instruments	Dec 2023	86.0	.2	—	.2	—
Total derivatives			$2.4	$.5	$5.5	$.4
The following table sets forth the pretax (gains) losses for our hedging activities for the periods presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note 12) as well as derivative settlements recorded directly to income or expense.

Derivatives	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Nine Months Ended September 30,		Amount of (Gain) Loss Recorded in Income Three Months Ended September 30,
		2023	2022	2023	2022
Designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$.3	$2.4	$.5	$.6
Currency cash flow hedges	Net trade sales	2.7	(1.7)	1.1	.6
Currency cash flow hedges	Cost of goods sold	(2.0)	(1.9)	(.7)	(.8)
Total cash flow hedges		1.0	(1.2)	.9	.4
Fair value hedges	Other (income) expense, net	1.4	4.9	.8	3.9
Not designated as hedging instruments	Other (income) expense, net	1.1	(2.2)	(2.4)	(2.3)
Total derivative instruments		$3.5	$1.5	$(.7)	$2.0

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
15. OTHER (INCOME) EXPENSE, NET

The components of "Other (income) expense, net" were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Gain on disposal of assets and businesses	$(6.0)	$(1.6)	$(5.5)	$(.3)
Restructuring charges	2.7	1.4	2.5	1.4
Currency loss (income)	1.5	(2.7)	.2	(2.0)
(Gain) loss from diversified investments associated with Executive Stock Unit Program	(3.1)	11.2	1.5	2.3
Reduction to contingent purchase price liability	(12.4)	—	(3.6)	—
Gain from net insurance proceeds from tornado damage [1]	(3.6)	—	—	—
Non-service pension income	(.3)	(2.9)	(.2)	(1.0)
Other expense (income)	2.9	(.5)	1.0	(.1)
	$(18.3)	$4.9	$(4.1)	$.3
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
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss, in the aggregate, of less than $3.0 for all periods presented. There were no material adjustments to the accrual, including cash payments and expense, for the three and nine-month periods ending September 30, 2023 and September 30, 2022. The accruals do not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows.

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of September 30, 2023, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of the accruals noted above are estimated to be $21.0. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $21.0 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
HIGHLIGHTS
We had third quarter trade sales of $1,175 million for the three months ending September 30, 2023, a decrease of 9% versus the third quarter 2022. In the first nine months of 2023, trade sales were $3,610 million versus $3,951 million for the same period of 2022.
EPS was $.39 for the third quarter and $1.18 for the nine months ending September 30, 2023, both of which include a $.03 gain from a real estate sale within our Bedding segment, compared to $.52 and $1.88 in the same periods of 2022. Year-to-date 2023 EPS also includes a $.02 gain from net insurance proceeds from April tornado damage at a shared Home Furniture and Bedding manufacturing facility.
Earnings Before Interest and Taxes (EBIT) for the third quarter and nine months ending September 30, 2023 was $91 million and $276 million, respectively, each reflecting a $5 million gain from the sale of real estate. This is down $22 million and $117 million compared to the same periods in 2022. Year-to-date 2023 EBIT also reflects a $4 million gain from net insurance proceeds from the tornado damage.
Operating cash flow was $351 million in the first nine months of 2023, an increase of $157 million versus the same period of 2022.
In August 2023, the Board of Directors declared a third quarter 2023 dividend of $.46, $.02 cents higher than last year’s third quarter dividend.
There were no material share repurchases in the third quarter of 2023.
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
Bedding Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private label finished mattresses for bedding brands and adjustable bed bases. This segment is also vertically integrated into the production and supply of specialty foam chemicals, steel rod, and drawn steel wire to our own operations and to external customers. Our trade customers for wire make mechanical springs and many other end products. This segment contributed 42% of our trade sales during the first nine months of 2023.

Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and heavy construction industries. This segment contributed 27% of our trade sales in the first nine months of 2023.
Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components. This segment contributed 31% of our trade sales in the first nine months of 2023.
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
Market Demand
Market demand (including product mix) is impacted by several economic factors, with consumer confidence being the most significant. Other important factors include disposable income levels, employment levels, housing turnover, and interest rates. All of these factors influence consumer spending on durable goods, and therefore affect demand for our products and components. Some of these factors also influence business spending on facilities and equipment, which impacts approximately 25% of our sales. Since early 2022, the dynamic macroeconomic and geopolitical environment has pressured our markets and negatively affected the demand for our products. As a result of the continued volatility, we expect 2023 overall demand to be lower than levels experienced in 2022.
United Auto Workers Labor Strike
Our Automotive Group designs, manufactures, and sells mechanical and pneumatic lumbar support and massage systems for automotive seating, seat suspension systems, motors and actuators, and cables to OEM and Tier 1 manufacturers in the automotive market. Many employees in the automotive industry are represented by labor unions. Work stoppages or slowdowns experienced by automakers, or their suppliers, could result in slowdowns or closures of assembly plants where our products are included in assembled vehicles. The labor strike by the United Auto Workers (UAW) has resulted in temporary work stoppages or slowdowns at the U.S. locations of assembly plants and distribution facilities of General Motors, Ford Motors, and Stellantis. The strike has impacted our operations, but to date has not had a material impact on our consolidated results. The UAW has recently reached a tentative labor agreement with each of the impacted auto makers. If the tentative agreements are not ratified, and a continued or expanded strike ensues, it could materially adversely impact our automotive supply chain (causing delay or non-delivery of goods and services) and could materially reduce the demand for our goods and services to our customers. If this occurs, it could have a material adverse effect on our business and our results of operations.
Evaluating Opportunities Across our Businesses
We are focused on anticipating and adapting to market changes, improving operating efficiency, driving strong cash management, and engaging with our customers on new product opportunities. We are evaluating opportunities across our businesses, including further integration of our specialty foam and innerspring operations, that are expected to support improved profitability, a strong balance sheet, and continued shareholder returns. The execution of these opportunities may result in restructuring costs, restructuring-related costs, or impairments.
Trends in Cost of Goods Sold
Our costs can vary significantly as market prices for raw materials (many of which are commodities) fluctuate. We typically have short-term commitments from our suppliers; accordingly, our raw material costs generally move with the market. We have also been impacted by fluctuations in transportation and energy costs as well as labor. Our ability to recover higher costs (through selling price increases) is crucial. When we experience significant increases in costs, we typically implement price increases to recover the higher costs. Conversely, when costs decrease significantly, we generally pass those lower costs through to our customers. The timing of our price increases or decreases is important; we typically experience a lag in recovering higher costs, and we also realize a lag as costs decline.
Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Over the past few years, we have seen varying degrees of inflation and deflation in U.S. steel pricing. Steel costs inflated in the first half of 2022 but deflated in the second half of 2022 as demand in the steel markets softened. Steel rod costs in the first half of 2023 were relatively stable but decreased in the third quarter. Steel scrap costs experienced greater fluctuations with increases in the first quarter and decreases in the second and third quarters.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). In 2022, steel rod price increases outpaced steel scrap price increases, resulting in significantly expanded metal margins within the steel industry. Metal margins expanded in the first half of 2022 but began to modestly compress in the second half of 2022 and through the third quarter of 2023. These expanded metal margins were partially offset by increased energy and input costs in our Steel Rod business. We have experienced lower metal margins in our Steel Rod business through the first three quarters of 2023.
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. In 2022, chemical pricing was relatively stable at historically high levels. Pricing began to soften in the latter part of 2022 and has continued through the third quarter of 2023.
Shortages in the labor markets in several industries in which we operate created challenges in hiring and maintaining adequate workforce levels in the last few years, which led to increased labor costs. Although this began to moderate in late 2022, labor costs remain at higher levels.
In 2022, some facilities experienced disruptions in logistics necessary to import, export, or transfer raw materials or finished goods, which generally resulted in increased transportation costs. Costs began to moderate in late 2022 and have returned to pre-pandemic conditions during 2023. We typically pass through cost fluctuations to our customers.
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

Supply Chain Shortages and Disruptions
We have experienced supply chain disruptions related to labor availability and freight challenges, as well as higher costs associated with each of these issues. In 2022, we experienced delays in delivery of raw materials, parts, and finished goods because of shutdown or congested delivery ports and trucking constraints. This resulted in reduced volume and higher costs in many of our businesses. These issues began to moderate in late 2022 and returned to near pre-pandemic conditions so far in 2023.
The shortage of semiconductors continues to improve across the automotive industry, with supply in North America and Europe improving significantly and shortages now mostly focused on Asia, particularly in China. OEMs and suppliers have been challenged to source an adequate supply and, as a result, have reduced production of some models and/or eliminated the availability of certain features which negatively impacted our sale of products. Overall OEM production levels are improving, increasing vehicle inventories from recent historical lows. Our Automotive Group uses the semiconductors in seat comfort products and, to a lesser extent, in motors and actuators. Although our Automotive Group has been able to obtain an adequate supply of semiconductors, we are dependent on our suppliers to deliver these semiconductors in accordance with our production schedule. A shortage of the semiconductors, either to us, the automotive OEMs, or our suppliers, can disrupt our operations and our ability to deliver products to our customers. If we, our customers, or our suppliers cannot secure an adequate supply of semiconductors, this may negatively impact our sales, earnings, and financial condition.
The Russian invasion of Ukraine has caused disruptions in our supply chain and negatively impacted our results of operations. We do not have operations in Russia, Belarus, or Ukraine, and we do not do business with any party subject to OFAC sanctions. We have not had a material amount of sales into these countries, however, some of our businesses, in the past, after careful screening, have indirectly sourced (subject to pricing, legal constraints, and compliance with our internal sanctions compliance program) a portion of our supply chain requirements of titanium and birch plywood that we believe originated from Russia. Our Aerospace Products Group uses titanium in the production of aerospace tubing. Several of our businesses use birch plywood in their products. Also, a significant portion of neon gas is produced in Ukraine. Our Automotive Group uses semiconductors, the production of which uses neon gas. After the invasion began, the prices of these materials increased. Several countries have imposed economic sanctions against Russia as a result of its military action. The European Union and the United Kingdom have banned timber imports from Russia and imports of products containing Russian steel and iron. The United States has imposed tariffs on Russian plywood. It is possible sanctions could be expanded, or additional measures taken, which could restrict the import of titanium, further restrict imports originating from Russia, or greatly increase the cost of procurement via further increased duties or otherwise. To date, this conflict has not had a material impact to our businesses. However, if the conflict in Ukraine expands geographically or in intensity, this may have a negative impact on our operations, including access to energy and other raw materials.
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
For more information regarding supply chain disruptions, see Trends in Cost of Goods Sold on page 24.
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
Antidumping and countervailing orders on steel wire rod imports. Antidumping and countervailing duty cases filed by major U.S. steel wire rod producers have resulted in the imposition of antidumping duties on imports of steel wire rod from Brazil, China, Belarus, Indonesia, Italy, Korea, Mexico, Moldova, Russia, South Africa, Spain, Trinidad & Tobago, Turkey, Ukraine, United Arab Emirates, and the United Kingdom, ranging from 1% to 757%, and countervailing duties on imports of steel wire rod from Brazil, China, Italy, and Turkey, ranging from 3% to 193%. In June 2020, the ITC and DOC concluded a first sunset review, extending the orders on China through June 2025, and in July 2020, the ITC and DOC concluded a third sunset review, determining to extend the orders on Brazil, Indonesia, Mexico, Moldova, and Trinidad & Tobago through August 2025. In August 2023, the ITC and DOC concluded a first sunset review, extending the duties for Belarus, Italy, Korea, Russia, South Africa, Spain, Turkey, Ukraine, United Arab Emirates, and the United Kingdom for an additional five years through July 2028.
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
2023 mattress antidumping matter. In July 2023, the Company, along with nine other domestic mattress producers and two labor unions, filed petitions with the DOC and the ITC alleging that manufacturers of mattresses in Bosnia and Herzegovina, Bulgaria, Burma, India, Italy, Kosovo, Mexico, the Philippines, Poland, Slovenia, Spain, and Taiwan were unfairly selling their products in the United States at less than fair value (dumping) and manufacturers of mattresses in Indonesia were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries. The ITC made a preliminary determination of injury in September 2023, with the DOC’s preliminary determination on subsidies expected in December 2023 and its preliminary determination on dumping expected in February 2024. The DOC’s final determinations are expected in July 2024, and the ITC’s final determination is expected in September 2024.
See Item 1 Legal Proceedings on page 41 for more information.

Potential Insurance Gain
In the second quarter 2023, we experienced tornado damage to a shared Home Furniture and Bedding manufacturing facility in Mississippi. Insurance proceeds of $8 million were received during the second quarter as an advance payment on the claim, resulting in a $4 million gain. Although the claim is still being assessed and is subject to approval from our insurance carriers that may change the timing and the amount, we expect to receive additional proceeds and record an additional gain of $5 million to $10 million in the fourth quarter of 2023.
RESULTS OF OPERATIONS
Discussion of Consolidated Results
Third Quarter:
Trade Sales were $1,175 million in the current quarter, a 9% decrease versus the third quarter 2022. Organic sales decreased 11%. Volume was down 6%, primarily from demand softness in domestic residential end markets, partially offset by growth in our Aerospace and Automotive businesses. Raw material-related selling price decreases, net of currency benefit, reduced sales 5%. Acquisitions added 2% to sales.
EBIT decreased 19%, to $91 million, primarily from lower metal margin in our Steel Rod business and lower volume in residential end markets. These decreases were partially offset by several factors, including lower incentive compensation, lower bad debt expense, and a gain from a real estate sale within our Bedding segment.
Earnings Per Share (EPS) decreased to $.39 in the current quarter, versus $.52 in the third quarter of 2022. The decline primarily reflects lower EBIT as discussed above.
Nine Months:
Trade Sales were $3,610 million in the first nine months of 2023, a 9% decrease versus the same period last year. Organic sales decreased 11%. Volume was down 6%, primarily from demand softness in residential end markets, partially offset by growth in our Automotive, Aerospace, and Hydraulic Cylinders businesses. Raw material-related selling price decreases and currency impact reduced sales 5%. Acquisitions, net of divestitures, increased sales 2%.
EBIT decreased 30% to $276 million, primarily from lower volume and lower metal margin in our Steel Rod business. These decreases were partially offset by a reduction to a contingent purchase price liability associated with a prior year acquisition, lower bad debt expense, lower incentive compensation, a gain from a real estate sale within our Bedding segment, and a gain from net insurance proceeds from April tornado damage to a shared Home Furniture and Bedding manufacturing facility.
EPS decreased to $1.18 for the first nine months of 2023, versus $1.88 in the same period of 2022. The decline primarily reflects lower EBIT as discussed above.
Net Interest Expense and Income Taxes
2023 net interest expense was $4 million and $1 million higher than the nine and three months ended September 30, 2022 due to higher commercial paper borrowings and higher rates on those borrowings in 2023 versus 2022. The increase in commercial paper borrowings was a result of the repayment of our $300 million 3.4% Senior Notes that matured in August 2022 and an August 2022 acquisition.
Our worldwide effective tax rate was 25% for the third quarter of 2023, compared to 24% for the same quarter last year. While the U.S. statutory federal income tax rate was 21% in both years, foreign withholding taxes added 4% and 3% to our tax rate in 2023 and 2022, respectively.
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

Trade Sales (Dollar amounts in millions)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Change in Trade Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$483.3	$582.0	$(98.7)	(17.0)%	(17.0)%
Specialized Products	319.4	291.3	28.1	9.6	3.1
Furniture, Flooring & Textile Products	372.7	421.1	(48.4)	(11.5)	(14.0)
Total	$1,175.4	$1,294.4	$(119.0)	(9.2)%	(11.4)%

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Bedding Products	$31.1	$43.9	$(12.8)	(29.2)%	6.4%	7.5%
Specialized Products	31.2	31.3	(.1)	(.3)	9.8	10.7
Furniture, Flooring & Textile Products	29.5	38.3	(8.8)	(23.0)	7.9	9.1
Intersegment eliminations and other	(.4)	(.3)	(.1)
Total	$91.4	$113.2	$(21.8)	(19.3)%	7.8%	8.7%

Depreciation and Amortization (Dollar amounts in millions)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Bedding Products	$26.2	$25.7
Specialized Products	10.7	9.7
Furniture, Flooring & Textile Products	5.5	5.7
Unallocated [2]	2.6	3.0
Total	$45.0	$44.1

1 This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the respective segment discussion below for a reconciliation of the change in total segment trade sales to organic sales.
2 Unallocated consists primarily of depreciation and amortization on non-operating assets.
Bedding Products
Trade sales decreased $99 million, or 17%. Organic sales decreased 17%. Volume decreased 8%, primarily due to demand softness in domestic bedding markets. Raw material-related selling price decreases reduced sales 10%, partially offset by currency benefit of 1%.
EBIT decreased $13 million, primarily from lower metal margin and lower volume, partially offset by a $5 million gain from a real estate sale.
    Specialized Products
Trade sales increased $28 million, or 10%. Organic sales increased 3%, driven by volume growth of 3% in Aerospace and Automotive. Raw material-related selling price decreases were offset by currency benefit. The Hydraulic Cylinders acquisition completed in August 2022 added 7% to trade sales growth.
EBIT was flat on higher sales primarily offset by consolidation costs at an Automotive facility and the lag associated with passing through raw material-related pricing changes in Hydraulic Cylinders.

Furniture, Flooring & Textile Products
Trade sales decreased $48 million, or 11%. Organic sales decreased 14% from volume declines of 11% across the segment. Raw material-related selling price decreases, net of currency benefit, reduced sales 3%. Textile acquisitions in 2022 added 3% to trade sales.
EBIT decreased $9 million, primarily from lower volume.
Nine Month Discussion
A description of the products included in each segment, along with segment financial data, appears in Note 4 to the Consolidated Condensed Financial Statements on page 8. A summary of segment results is shown in the following tables.

Trade Sales (Dollar amounts in millions)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Change in Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$1,516.2	$1,833.9	$(317.7)	(17.3)%	(17.3)%
Specialized Products	961.3	815.5	145.8	17.9	7.7
Furniture, Flooring & Textile Products	1,132.7	1,301.5	(168.8)	(13.0)	(15.2)
Total	$3,610.2	$3,950.9	$(340.7)	(8.6)%	(11.4)%

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Bedding Products	$87.4	$189.2	$(101.8)	(53.8)%	5.8%	10.3%
Specialized Products	93.0	73.0	20.0	27.4	9.7	9.0
Furniture, Flooring & Textile Products	96.7	132.3	(35.6)	(26.9)	8.5	10.2
Intersegment eliminations and other	(.7)	(.7)	—
Total	$276.4	$393.8	$(117.4)	(29.8)%	7.7%	10.0%

Depreciation and Amortization (Dollar amounts in millions)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Bedding Products	$77.3	$78.1
Specialized Products	31.7	30.4
Furniture, Flooring & Textile Products	17.0	17.5
Unallocated [2]	9.1	8.3
Total	$135.1	$134.3

1This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the respective segment discussions below for a reconciliation of the change in total segment trade sales to organic sales.
2Unallocated consists primarily of depreciation and amortization on non-operating assets.
Bedding Products
Trade sales decreased $318 million, or 17%. Organic sales decreased 17%. Volume decreased 9%, primarily due to demand softness in bedding markets and lower trade demand in our Steel Rod and Drawn Wire businesses. Raw material-related selling price decreases reduced sales 8%. A small divestiture in 2022 reduced trade sales by less than 1%.
EBIT decreased $102 million, primarily from lower metal margin and lower volume, slightly offset by a second quarter 2023 $1 million gain from net insurance proceeds from tornado damage to a shared manufacturing facility and a third quarter 2023 $5 million gain from a real estate sale.
Specialized Products
Trade sales increased $146 million, or 18%. Organic sales increased 8%, driven by volume growth of 9% and raw material-related selling price increases of 1%, partially offset by currency impact of 2%. The Hydraulic Cylinders acquisition completed in August 2022 added 10% to trade sales growth.

EBIT increased $20 million, primarily from higher volume. The first nine months of 2023 also benefited from a $12 million reduction to a contingent purchase price liability associated with a prior year acquisition offset by higher costs to support demand and currency impact.
Furniture, Flooring & Textile Products
Trade sales decreased $169 million, or 13%. Organic sales decreased 15% from volume declines of 13% and raw material-related selling price decreases of 2%. Textile acquisitions in 2022 added 2% to trade sales.
EBIT decreased $36 million, primarily from lower volume, slightly offset by a second quarter 2023 $3 million gain from net insurance proceeds from tornado damage to a shared manufacturing facility.
LIQUIDITY AND CAPITALIZATION
Liquidity
Sources of Cash
Cash on Hand
At September 30, 2023, we had cash and cash equivalents of $274 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations.
If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $15 million. Due to capital requirements in various jurisdictions, approximately $30 million of this cash was inaccessible for repatriation at September 30, 2023.
Cash from Operations
The primary source of funds for our short-term cash requirements is our cash generated from operating activities. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the nine months ended September 30, 2023 was $351 million, up $157 million from the same period last year, reflecting working capital improvements partially offset by lower earnings.
We closely monitor our working capital levels and ended the quarter with adjusted working capital at 14.2% of annualized trade sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities, and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed in Cash on Hand above, substantially all of these funds are held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Dollar amounts in millions)	September 30, 2023	December 31, 2022
Current assets	$1,886.2	$1,958.0
Current liabilities	1,009.1	968.1
Working capital	877.1	989.9
Cash and cash equivalents	273.9	316.5
Current debt maturities and current portion of operating lease liabilities	64.8	58.9
Adjusted working capital	$668.0	$732.3
Annualized trade sales [1]	$4,701.6	$4,783.2
Working capital as a percent of annualized trade sales	18.7%	20.7%
Adjusted working capital as a percent of annualized trade sales	14.2%	15.3%
1 Annualized trade sales is the respective quarter's trade sales multiplied by 4 (third quarter 2023 and fourth quarter 2022 trade sales were $1,175.4 million and $1,195.8 million, respectively). We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	September 30, 2023	December 31, 2022	September 30, 2022		September 30, 2023	December 31, 2022	September 30, 2022
Trade Receivables	$626.9	$609.0	$675.8	DSO [1]	49	44	48

Inventories	$834.9	$907.5	$976.0	DIO [2]	80	83	84

Accounts Payable	$534.1	$518.4	$512.5	DPO [3]	51	50	44

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

Trade Receivables - Our trade receivables and DSO increased at September 30, 2023 compared to December 31, 2022. Accounts receivable increases were primarily associated with sales growth in the Specialized Products segment, whose customers generally have longer payment terms, and due to seasonality in the Geo Components business. These increases were somewhat reduced by sales price deflation and currency rates. Trade receivables decreased and DSO increased compared to September 30, 2022 due to demand softness, timing of collections, and deflation, partially offset by currency and acquisitions. Our allowance for doubtful accounts decreased by $6 million during the first nine months of 2023 related to continued low loss experience, positive customer payment trends, focused account management, and ordinary customer credit risk reviews. We closely monitor accounts receivable and collections, including accounts for possible loss. We also monitor general macroeconomic conditions and other items that could impact the expected collectability of all customers, or pools of customers with similar risk. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based upon the facts and circumstances for each individual customer, as well as pools of similar customers.
Inventories - Our inventories and DIO decreased at September 30, 2023 compared to both December 31, 2022 and September 30, 2022 as we worked to manage inventories to levels needed to support current demand, while maintaining our ability to service customer requirements. In 2023, raw material deflation, primarily in our Bedding Products and Furniture, Flooring & Textile Products segments, was partially offset by currency impacts, increased inventories in the Specialized Products segment to support sales growth, and acquisition inventories as compared to September 30, 2022.
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
Accounts Payable - Our accounts payable and DPO increased at September 30, 2023 compared to both December 31, 2022 and September 30, 2022 primarily due to increased Specialized Products segment inventories, advance chemical purchases in our Specialty Foam business, timing of steel scrap purchases, and currency, somewhat offset by raw material deflation. Our payment terms did not change meaningfully since last year, and we have continued to focus on optimizing payment terms with our vendors. We continue to look for ways to establish and maintain favorable payment terms through our significant purchasing power and also utilize third-party services that offer flexibility to our vendors, which in turn helps us manage our DPO as discussed below.

Accounts Receivable and Accounts Payable Programs - We participate in trade receivables sales programs in combination with certain customers and third-party banking institutions. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $50 million and $65 million of trade receivables that were sold and removed from our balance sheets at September 30, 2023 and December 31, 2022, respectively. These sales reduced our quarterly DSO by roughly four and five days at September 30, 2023 and December 31, 2022, respectively. The impact to year-to-date operating cash flow was an approximate decrease of $15 million for the nine months ended September 30, 2023.
For accounts payable, we have historically looked for ways to optimize payment terms through utilizing third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A vendor can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. As such, there is no direct impact on our DPO, accounts payable, operating cash flows, or liquidity. The accounts payable associated with the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $90 million at September 30, 2023 and $80 million at December 31, 2022.
While we utilize the above items as tools in our cash flow management and offer them as options to facilitate customer and vendor operating cycles, if there were to be a cessation of these programs, we do not expect it would materially impact our operating cash flows or liquidity.
Commercial Paper Program
Another source of funds for our short-term cash requirements is our $1.2 billion commercial paper program. As of September 30, 2023, we had $171 million commercial paper outstanding. For more information regarding the borrowing capacity under our commercial paper program, see Commercial Paper Program on page 34.
Credit Facility
Our credit facility is a multi-currency facility providing us the ability, subject to covenant restrictions, to borrow, repay, and re-borrow up to $1.2 billion until the maturity date, at which time our ability to borrow under the facility will terminate. The credit facility matures in September 2026. Currently, there are no borrowings under the credit facility. For more information on our credit facility, see Credit Facility on page 35.
Capital Markets
We also believe that we have the ability to raise debt in the capital markets which acts as a source of funding of long-term cash requirements. Currently, we have $2.0 billion of total debt outstanding with $9 million due within 12 months and the remaining maturing through 2051. Our next maturity of public debt is our $300 million, 3.8% Senior Notes due in November 2024. For more information, please see Long-Term Debt (including Current Maturities) on page 35.
Uses of Cash
Our long-term priorities for uses of cash are: fund organic growth including capital expenditures, pay dividends, fund strategic acquisitions, and repurchase stock with available cash.
Capital Expenditures
We are making investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We expect capital expenditures of $110-$130 million in 2023 of which we have spent $90 million as of September 30, 2023. Our employee incentive plans emphasize cash flow, which includes changes in working capital and capital expenditures. This emphasis focuses our management on investing additional capital dollars where attractive return potential exists.

Dividends
Dividends are one of the primary means by which we return cash to shareholders. In August, we declared a quarterly dividend of $.46 per share, which represented a $.02 or 4.5% increase versus third quarter of 2022.
Although our third quarter 2023 dividend payout ratio is significantly higher, our long-term targeted dividend payout ratio has been approximately 50% of adjusted EPS (which excludes special items such as significant tax law impacts, impairment charges, restructuring-related charges, divestiture gains, litigation accruals, and settlement proceeds). Continuing our long track record of increasing the dividend remains a high priority. 2023 marked our 52nd consecutive annual dividend increase. We are proud of our dividend record and plan to extend it.
Acquisitions
Our long-term, 6-9% annual revenue growth objective envisions periodic acquisitions. We seek strategic acquisitions that complement our current products and capabilities.
We did not acquire any businesses in the first nine months of 2023. For the full year 2023 we currently expect acquisition activity to be minimal.
In the first nine months of 2022, we acquired two businesses for total consideration of $90 million ($63 million cash in the third quarter and $27 million additional contingent consideration to be paid in cash at a later date). In August 2022, we acquired a leading global manufacturer of hydraulic cylinders for heavy construction equipment with manufacturing locations in Germany and China and a distribution facility in the United States for a total purchase price of $88 million ($61 million cash and $27 million additional contingent consideration to be paid in cash at a later date). Also in August 2022, we acquired a small U.S. textiles business that converts and distributes construction fabrics for the furniture and bedding industries for a cash purchase price of $2 million.
Stock Repurchases
One of our priorities for uses of cash is share repurchases. During the third quarter of 2023, there were no material share repurchases and we issued .1 million shares through employee benefit plans. For the first nine months of 2023, we repurchased .2 million shares of our stock (at an average price of $33.62) and issued .8 million shares through employee benefit plans.
We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable. The level of repurchases will vary depending on various considerations, including cash from operations, alternative uses of cash, and opportunities to repurchase shares at an attractive price. For the full year 2023, we currently expect share repurchases to be minimal.
Short-Term and Long-Term Cash Requirements
In addition to the expected uses of cash discussed above, we have various material short-term (12 months or less) and long-term (more than 12 months) cash requirements. There have been no material changes in the third quarter 2023 to our short-term or long-term cash requirements as previously reported in our cash requirements table on page 48 of our Form 10-K filed February 24, 2023.

Capitalization
Capitalization Table
This table presents key debt and capitalization statistics for the periods presented:

(Dollar amounts in millions)	September 30, 2023	December 31, 2022
Total debt excluding commercial paper	$1,801.4	$1,801.1
Less: Short-term debt and current maturities of long-term debt	8.9	9.4
Scheduled maturities of long-term debt	1,792.5	1,791.7
Average interest rates [1]	3.8%	3.8%
Average maturities in years [1]	10.7	11.5
Commercial paper [2]	170.5	282.5
Average interest rate on period-end balance outstanding	5.6%	4.8%
Average interest rate during the period (2023-three months;2022-twelve months)	5.4%	3.2%
Total long-term debt	1,963.0	2,074.2
Deferred income taxes and other liabilities	469.6	502.4
Shareholders’ equity and noncontrolling interest	1,635.9	1,641.4
Total capitalization	$4,068.5	$4,218.0
Unused committed credit:
Long-term	$1,029.5	$917.5
Short-term	—	—
Total unused committed credit [2]	$1,029.5	$917.5

Cash and cash equivalents	$273.9	$316.5

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year end 2022 and at the end of the third quarter of 2023, had a total authorized program amount of $1.2 billion. However, our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Commercial Paper Program below and Credit Facility on page 35 for more details about our borrowing capacity at September 30, 2023.

Commercial Paper Program
Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	September 30, 2023	December 31, 2022
Total authorized program	$1,200.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	170.5	282.5
Letters of credit issued under the credit agreement	—	—
Amount limited by restrictive covenants of credit facility [1]	708.2	200.9
Total program available	$321.3	$716.6
1 Our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Credit Facility on page 35 for more details about our borrowing capacity at September 30, 2023.
The average and maximum amounts of commercial paper outstanding during the third quarter of 2023 were $258 million and $297 million, respectively. At quarter end, we had no letters of credit outstanding under the credit facility, but we had issued $44 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long-term, and subject to our capital needs, market conditions, and alternative capital market opportunities, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper. We view these borrowings as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit facility maturing in 2026 discussed below.
Credit Facility
Our multi-currency credit facility matures in September 2026. It provides us the ability, from time to time subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.2 billion.
Our credit facility contains restrictive covenants which (a) require us to maintain as of the last day of each fiscal quarter (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters, such ratio not being greater than 3.50 to 1.00, provided, however, subject to certain limitations, if we have made a Material Acquisition in any fiscal quarter, at our election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) limit the amount of total secured obligations to 15% of our total consolidated assets, and (c) limit our ability to sell, lease, transfer, or dispose of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization transaction, products sold in the ordinary course of business, and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time. We were in compliance with all of our debt covenants at the end of third quarter 2023, and expect to maintain compliance with the debt covenant requirements. In December 2022, we amended our credit facility to change the benchmark interest rate references from the London interbank offered rate to the secured overnight financing rate.
Our credit facility serves as back-up for our commercial paper program. At September 30, 2023, we had $171 million commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month Consolidated EBITDA, unrestricted cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month Consolidated EBITDA, unrestricted cash, and debt levels at September 30, 2023, our borrowing capacity under the credit facility was $321 million. However, this may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our Consolidated EBITDA, unrestricted cash, debt levels, and leverage ratio requirements at that time.
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
Critical accounting estimates are those that are: (a) subject to uncertainty and change and (b) of material impact to our financial statements. There were no newly identified critical accounting policies or estimates in the first nine months of 2023, and there have been no material changes to our critical accounting policies and estimates as previously disclosed beginning on page 50 in our Form 10-K filed February 24, 2023.
CONTINGENCIES
Litigation
Litigation Contingencies
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.

Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded an immaterial aggregate litigation contingency accrual at September 30, 2023 (which does not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of accruals for litigation contingencies are estimated to be $21 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $21 million referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows. Also, we could be subject to future litigation of various types (including but not limited to litigation related to employment, intellectual property, environmental, taxation, vehicle-related personal injury, antitrust, climate change, and others) that could negatively impact our financial condition, results of operations, and cash flows. For more information regarding our litigation contingencies, see Item 1 Legal Proceedings on page 41 and Note 16 Contingencies on page 21 of the Notes to Consolidated Condensed Financial Statements.
Climate Change
Transition Risks
Change in Laws, Policies, and Regulations. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gas (GHG) emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. At September 30, 2023, we had approximately 135 production facilities in 18 countries. We also maintain a fleet of over-the-road tractor trailers that emit GHG. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There are certain transition risks (meaning risks related to the process of reducing our carbon footprint) that could materially affect our business, capital expenditures, compliance costs, results of operations, financial condition, competitive position, and reputation. One of these transition risks is the change in treaties, laws, policies, and regulations that could impose significant operational and compliance burdens. For example, our operations are subject to certain governmental actions like the European Union’s (EU) “European Green Deal” (which provides for a 55% reduction in net GHG emissions by 2030 (compared to 1990 levels), and no net emissions of GHG by 2050), and the “Paris Agreement” (which is an international treaty on climate change designed to lower GHG emissions).
Other laws that could materially increase our compliance costs are the California Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, as well as the EU Corporate Sustainability Reporting Directive and the EU Carbon Border Adjustment Mechanism. In addition, with respect to our Automotive Group, the EU is moving forward with an effective ban on the sale of new gas-powered automobiles (with the exception of CO2-neutral automobiles) in the EU from 2035 (with interim requirements by 2030), aiming to accelerate the conversion to zero-GHG emission automobiles as part of a broad package to combat global warming. Also, President Biden signed executive orders setting the goal of having zero-emission vehicles account for half of all new U.S. passenger cars and light trucks sales by 2030 and committing the Federal government to procuring only zero-emission light vehicles by 2035. Finally, some states, including California and New York, are also implementing similar provisions. Our automotive products can be sold to manufacturers of either gas-powered or electric-powered vehicles. However, if our customers (who may be subject to any of these or other similarly proposed or newly enacted laws and regulations) incur additional costs to comply with such laws and regulations, which in turn, impact their ability to operate at similar levels in certain jurisdictions, the demand for our products could be adversely affected. Also, overall, there continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. If these laws or regulations (including the SEC’s proposed rule regarding climate-related disclosures) impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. Non-compliance with climate change treaties, legislative, and regulatory requirements could also negatively impact our reputation. To date, however, we have not experienced a material impact from climate change legislative and regulatory efforts.
Market Transition. We are engaged in the manufacture of various automotive components, including mechanical and pneumatic lumbar support and massage systems for seating, seat suspension systems, motors and actuators, and cables. For several decades, automotive manufacturers have sought lightweight components designed to increase fuel efficiency in the automobiles they manufacture. Replacing traditional steel components with high-strength steel, magnesium, aluminum alloys, carbon fiber, and polymer composites can directly reduce the weight of a vehicle's body and chassis and therefore reduce a vehicle's fuel consumption. This increased fuel efficiency also indirectly reduces GHG emissions. Because of our technological competitiveness, this long-standing market transition has not had, and is not expected to have, a material negative impact on our share of the markets in which we compete. However, if we are unable to continue to react to changes in technology, successfully develop, engineer, and bring to market new and innovative products, or successfully respond to evolving business trends, including continuing to produce comparatively lightweight components, our share in these automotive markets could be negatively impacted.

Physical Climate Change Risks
Direct Physical Effects. The acute and chronic physical effects of climate change, such as severe weather-related events, natural disasters and/or significant changes in climate patterns could have an increasingly adverse impact on our business and customers. As mentioned above, at September 30, 2023, we had approximately 135 manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2022, our largest customer represented less than 6% of our sales, and our customers were located in approximately 100 countries. Although our diverse geographical manufacturing footprint and our broad geographical customer base mitigate the potential physical risks of any local or regional climate change weather-related event having a material effect on our operations and results, the increased frequency and severity of such weather-related events could pose a risk to our operations and results.
To continue improving our climate-related risk assessment processes, we use technology-based tools to monitor our property portfolio’s exposure to certain natural catastrophic events. We integrated climate-related risk into our Enterprise Risk Management (ERM) process, providing an opportunity to improve our internal processes for identifying, assessing, and managing climate-related risks. On April 1, 2023, we experienced tornado damage to a shared Home Furniture and Bedding facility in Mississippi. This event did not have a material impact on our physical properties as a whole, or our overall ability to manufacture and distribute our products to customers in a timely fashion, and it did not have a material effect on our business, financial condition, or results of operations. However, in the future, depending on whether severe weather-related events increase in frequency and severity, such events could result in potential damage to our physical assets, local infrastructure, transportation systems, water delivery systems, our customers’ or suppliers’ operations, as well as prolonged disruptions in our manufacturing operations (including but not limited to our steel rod mill), all of which could harm our business, results of operations, and financial condition.
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
Also, drought conditions have lowered the water levels of the Mississippi River and Panama Canal, impacting traffic through these waterways. Although this issue has not had a material impact on our results of operations, the reduced traffic has created problems with our ability to deliver products timely to certain customers.
In addition, although the cost has not been, and is not expected to be, material to our business, results of operations, and financial condition, severe weather-related incidents may continue to result in increased costs of our property insurance.
Compliance Costs Related to GHG Emissions Inventory
To date, we have not experienced material climate-related compliance costs. However, evaluating opportunities to reduce our carbon footprint, setting goals for carbon reduction, and measuring performance in achieving those goals are part of our environmental, sustainability, and governance (ESG) strategy moving forward. We have completed our first GHG emissions inventory covering 2019 through 2022. To ensure our information is complete and accurate, we have engaged a third-party limited assurance provider for all four years. Our emissions inventory will include Scope 1 and Scope 2 carbon dioxide equivalent emissions. We believe our inventory in each of the four years was prepared consistently with the GHG Protocol Corporate Accounting and Reporting Standard.
Our baseline measurement will inform a long-term GHG reduction strategy, including setting reduction targets and other key performance areas. We expect to publish our ESG objectives, goals, and targets, including climate-related goals in the first half of 2024. As we continue to expand our understanding of our company’s emission sources, geographic distribution of emissions, and available carbon reduction and mitigation opportunities, we will work to develop a roadmap to reduce our carbon footprint. We currently do not have an estimate of the capital expenditures or operating costs that may be required to implement our GHG reduction strategies. However, we do not expect that such capital expenditures or operating costs will be material to our financial condition or results of operations.
Cybersecurity Risks
From time to time, we have experienced immaterial cybersecurity events and incidents. When these events or incidents occur, we have taken appropriate remediation steps and, through investigation, determined that the events or incidents did not have a material effect on our business, results of operations, or financial results. Although we are not aware of any material cybersecurity incidents, because of the past cybersecurity threats and what we have learned in responding to those threats, we have enhanced our cybersecurity protection efforts over the last few years.
We rely on information systems to obtain, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process, and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. We also manage our production processes with certain industrial control systems. We have a formal process in place for assessing, identifying, and managing material risks from cybersecurity threats, which is based on industry-recognized frameworks and takes a multifaceted approach to protecting our network, systems, and data, including personal information. We deploy a wide range of protective security technologies and tools, including, but not limited to, encryption, firewalls, endpoint detection and response, security information and event management, multi-factor authentication, and threat intelligence feeds. In addition, we use an information security risk management approach that includes monitoring security threats and trends in the industry, analyzing potential security risks that could impact the business, partnering with industry recognized security organizations, and coordinating an appropriate response should the need arise.
Cybersecurity alerts are monitored by our security operations center. When a cybersecurity alert meets certain categorized thresholds as determined by our Cybersecurity Incident Response Plan, we follow an escalation review process which can result in forwarding the alert to the crisis response team consisting of our CEO, CFO, Chief Human Resources Officer, Chief Information Officer, and General Counsel. The crisis response team assesses and manages our response to cybersecurity threats and incidents and analyzes our obligation to report any incident publicly. In addition, our Chief Information Security Officer (CISO) (or CEO when warranted) reports cybersecurity activity to the Board of Directors quarterly, with procedures in place for interim reporting, if necessary. Our full Board has oversight of our cybersecurity process.
We periodically engage third parties in connection with our cybersecurity identification, assessment, and response processes, including to periodically benchmark our cybersecurity program against the National Institute of Standards and Technology’s Cybersecurity Framework. We also maintain active retainers with certain third parties that can be engaged in the event of a cybersecurity incident. We have established a process to oversee and identify risks and cybersecurity threats associated with our third-party service providers which includes the use of monitoring technology. Finally, we survey certain third-party providers regarding their security controls.
We have integrated cybersecurity risk into our overall enterprise risk management (ERM) process. Pursuant to the ERM process, cybersecurity risk is evaluated for likelihood, significance, and velocity on a semiannual basis by designated risk owners. The risk owners consist of a cross-functional group of leaders, including our CISO who has over 20 years of cybersecurity experience.
Although we have purchased broad form cyber insurance coverage and believe that our cybersecurity protection systems are adequate, cybersecurity risk has increased due to remote access, remote work conditions, and increased sophistication of cybersecurity adversaries, as well as the increased frequency of malware attacks. As such, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure or alterations of confidential information and disruptions to the systems of our third-party suppliers and providers. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems, including those resulting from ransomware attached to our industrial control systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damage, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value.
For more information regarding cybersecurity risks, refer to Technology and Cybersecurity Risk Factors on page 48.
Goodwill Impairment Testing
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At September 30, 2023, goodwill and other intangible assets represented $2.1 billion, or 41% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 22% of total assets.

Our annual goodwill impairment testing performed in the second quarter of 2023 indicated no goodwill impairments. However, fair value exceeded carrying value by less than 100% for four reporting units as summarized in the table below:

	Fair value in excess of carrying value		Goodwill
	Goodwill impairment testing as performed in the second quarter 2023	Goodwill impairment testing as performed in the second quarter 2022	As of September 30, 2023
Bedding	40%	54%	$901	million
Work Furniture	74	78	98	million
Aerospace Products	44	40	67	million
Hydraulic Cylinders	18	32	43	million
The Bedding reporting unit’s market value decreased compared to the 2022 testing primarily because of lower estimated future cash flows. Although the long-term outlook for the Bedding reporting unit remains strong, macroeconomic factors have negatively impacted consumer confidence and spending in the near term, which in turn has had an adverse impact on the bedding market's near-term forecast. Our Specialty Foam business has experienced difficulties as a result of low demand and operational inefficiencies. About two-thirds of the earnings challenge is a result of low demand driven by the general bedding market decline, the outsized impact on digitally native brands from changes in consumer privacy laws and cash constraints, and share loss from a small number of customers, with some of those sales shifting from finished goods to components. The remaining challenges relate primarily to operational inefficiency from practices that emerged during the pandemic as we prioritized servicing customers amid chemical shortages and surging demand. While it may take some time to see significant improvements in Specialty Foam, especially with a continuing weak demand environment, we are confident in our recovery plan and are making progress. Our team has a pipeline of opportunities supported by our specialty foam technologies. We are also focused on driving improvement in material margins through both process and equipment changes. We remain confident that our Specialty Foam business will drive long-term, profitable growth for the segment and are placing our highest level of attention on improvements in sales and material management.
The Work Furniture and Aerospace Products reporting units' market value in the 2023 goodwill impairment testing was generally consistent with the prior year. Work Furniture demand for both contract and residential end-use products are expected to remain at low levels in 2023, but improve in future years. Aerospace’s long-term forecasts continue to reflect demand improvements as industry recovery continues. Current demand is still below pre-pandemic levels, but we expect the aerospace industry to return to historical levels within the next few years.
The Hydraulic Cylinders reporting unit's market value in the 2023 goodwill impairment testing approximated carrying value primarily due to an August 2022 acquisition. We anticipate long-term growth for this reporting unit.
We are continuing to monitor all factors impacting these reporting units and the company as a whole. If actual results or the long-term outlook of any of our reporting units materially differ from the assumptions and estimates used in the goodwill valuation calculations, or if the decline in our stock price continues for a sustained period resulting in a material decline in our market capitalization relative to book value, we could incur impairment charges. These non-cash charges could have a material negative impact on our earnings.
NEW ACCOUNTING STANDARDS
The FASB has issued accounting guidance effective for the current and future periods. See Note 2 Accounting Standards Updates to the Consolidated Condensed Financial Statements on page 7 for a more complete discussion.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $260 million less than carrying value of $1,786 million at September 30, 2023 and approximately $210 million less than carrying value of $1,784 million at December 31, 2022. The fair value of fixed rate debt was based on quoted market prices in an active market. The fair value of variable rate debt is not significantly different from its recorded amount.

Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $1,124 million at September 30, 2023 compared to $1,156 million at December 31, 2022.
Derivative Financial Instruments
We are subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, we utilize derivative instruments (individually or in combinations) to reduce or eliminate these risks. We seek to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is our policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note A Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 24, 2023 and Note 14 Derivative Financial Instruments beginning on page 20 of the Notes to Consolidated Condensed Financial Statements and is incorporated by reference into this section.
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
ITEM 4. CONTROLS AND PROCEDURES.
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of September 30, 2023 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of September 30, 2023, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The information in Note 16 Contingencies beginning on page 21 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. Reference is made to Item 3. Legal Proceedings and Note T Contingencies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 24, 2023, Item 1. Legal Proceedings and Note 13 in the Notes to Consolidated Condensed Financial Statements in our Form 10-Q filed May 4, 2023, and Item 1. Legal Proceedings and Note 15 in the Notes to Consolidated Condensed Financial Statements in our Form 10-Q filed August 8, 2023.
2020 Mattress Antidumping Matter
On March 31, 2020, the Company, along with six other domestic mattress producers, Brooklyn Bedding LLC, Corsicana Mattress Company, Elite Comfort Solutions (a Leggett subsidiary), FXI, Inc., Innocor, Inc., and Kolcraft Enterprises, Inc., and two labor unions, the International Brotherhood of Teamsters and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO (collectively, “Petitioners”), filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and manufacturers of mattresses in China were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries. On March 18, 2021, the DOC made final determinations on Chinese subsidies, assigning a duty rate of 97.78%, and on dumping, assigning duty rates on imports from Cambodia (52.41%, as amended), Indonesia (2.22%), Malaysia (42.92%), Serbia (112.11%), Thailand (37.48% – 763.28%), Turkey (20.03%), and Vietnam (144.92% – 668.38%). On April 21, 2021, the ITC made a unanimous, affirmative final determination that domestic mattress producers were materially injured by reason of the unfairly priced or subsidized imported mattresses. Accordingly, the agencies instructed that the U.S. government continue to impose duties on mattresses imported from China, Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam at the rate determined by the DOC for five years, through May 2026, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the order for an additional five years.
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
2023 Mattress Antidumping Matter
On July 28, 2023, the Company, along with nine other domestic mattress producers, Brooklyn Bedding LLC, Carpenter Company, Corsicana Mattress Company, Future Foam, Inc., FXI, Inc., Kolcraft Enterprises Inc., Serta Simmons Bedding, LLC, Southerland Inc., and Tempur Sealy International, and two labor unions, the International Brotherhood of Teamsters and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO (collectively, “Petitioners”), filed petitions with the DOC and the ITC alleging that manufacturers of mattresses in Bosnia and Herzegovina, Bulgaria, Burma, India, Italy, Kosovo, Mexico, the Philippines, Poland, Slovenia, Spain, and Taiwan were unfairly selling their products in the United States at less than fair value (dumping) and manufacturers of mattresses in Indonesia were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries. The ITC made a preliminary determination of injury on September 11, 2023, with the DOC’s preliminary determination on subsidies expected December 26, 2023, and its preliminary determination on dumping expected February 23, 2024. The DOC’s final determinations are expected in July 2024, and the ITC’s final determination is expected in September 2024.

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
We do not have operations in Russia, Belarus, or Ukraine, and we do not do business with any party subject to OFAC sanctions. We have not had a material amount of sales into these countries, however, some of our businesses, in the past, after careful screening, have indirectly sourced (subject to pricing, legal constraints, and compliance with our internal sanctions compliance program) a portion of our supply chain requirements of titanium and birch plywood that we believe originated from Russia. Also, a significant portion of neon gas is produced in Ukraine. After the invasion began, the prices of these materials increased. Several countries have imposed economic sanctions against Russia as a result of its military action. The United States, the European Union, and G7 countries have also moved to revoke Russia’s “most favored nations” trade status, which has resulted or could result in higher duties on imported products. Also, the European Union and the United Kingdom have banned timber imports from Russia and imports of products containing Russian steel and iron. The United States has imposed tariffs on Russian plywood.
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
We have several manufacturing locations in China and the inability to travel safely to and from China may adversely impact our business and results of operations.
On June 30, 2023, the U.S. Department of State issued a travel advisory regarding China due to the arbitrary enforcement of local laws and the risk of wrongful detention of U.S. nationals by the Chinese government. Inability of our U.S. employees to travel safely to and from China to oversee our Chinese operations could result in an adverse impact to our business, financial condition, and results of operations.
OPERATIONAL RISK FACTORS
The ongoing United Auto Workers union strike may continue to negatively impact our Automotive Group and our results of operations.
Our Automotive Group designs, manufactures, and sells mechanical and pneumatic lumbar support and massage systems for automotive seating, seat suspension systems, motors and actuators, and cables to OEM and Tier 1 manufacturers in the automotive market. Many employees in the automotive industry are represented by labor unions. Work stoppages or slowdowns experienced by automakers, or their suppliers, could result in slowdowns or closures of assembly plants where our products are included in assembled vehicles. The labor strike by the United Auto Workers (UAW) has resulted in temporary work stoppages or slowdowns at the U.S. locations of assembly plants and distribution facilities of General Motors, Ford Motors, and Stellantis. The strike has impacted our operations, but to date has not had a material impact on our consolidated results. The UAW has recently reached a tentative labor agreement with each of the impacted auto makers. If the tentative agreements are not ratified, and a continued or expanded strike ensues, it could materially adversely impact our automotive supply chain (causing delay or non-delivery of goods and services) and could materially reduce the demand for our goods and services to our customers. If this occurs, it could have a material adverse effect on our business and our results of operations.
Supply chain disruptions and shortages impacting our ability to timely receive competitively-priced raw materials and parts used in our products, or impacting our ability to timely deliver our finished products to customers, may adversely affect our manufacturing processes, financial condition, results of operations, and cash flows.
We have manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. In our manufacturing processes, we source raw materials and parts from a global supply chain. We sell and deliver our finished products to customers all over the world. We rely on third parties to supply certain raw materials, components, and packaging products, and to deliver our finished products. Any interruption or failure by our suppliers, distributors, and other contractors to meet their obligations on schedule or in accordance with our expectations could adversely affect our business and financial results. We have experienced supply chain disruptions related to foam chemical shortages, semiconductor shortages, labor availability, and freight challenges, as well as higher costs associated with each of these issues. We have also experienced delays in delivery of raw materials, parts, and finished goods because of delivery port disruptions, trucking constraints, inclement weather, and the invasion of Ukraine. This has resulted in reduced volume and higher costs in many of our businesses, including our Automotive Group and Bedding Products segment, primarily related to negative impacts on component demand and finished goods production.
We also bear the risk of delays, non-delivery, or reduced demand from suppliers and to customers because of natural disaster, fire or explosion, terrorism, pandemics, union strikes, foreign government action including asset seizure or changed licensing or land use requirements which restrict operations, or other reasons beyond our control or the control of our suppliers, all of which could impair our ability to timely manufacture and deliver our products.

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
The shortage of semiconductors continues to improve across the automotive industry, with supply in North America and Europe improving significantly and shortages now mostly focused on Asia, particularly in China. OEMs and suppliers have been challenged to source an adequate supply and, as a result, have reduced production of some models and/or eliminated the availability of certain features which negatively impacted our sale of products. Overall OEM production levels are improving, increasing vehicle inventories from recent historical lows. Our Automotive Group uses the semiconductors in seat comfort products and, to a lesser extent, in motors and actuators. Although our Automotive Group has been able to obtain an adequate supply of semiconductors, we are dependent on our suppliers to deliver these semiconductors in accordance with our production schedule. A shortage of the semiconductors, either to us, the automotive OEMs, or our suppliers, can disrupt our operations and our ability to deliver products to our customers. If we, our customers, or our suppliers cannot secure an adequate supply of semiconductors, this may negatively impact our sales, earnings, and financial condition.
The aforementioned supply chain risks could have a material adverse affect to our manufacturing processes, financial condition, results of operations, and cash flows.
The evaluation of opportunities across our businesses, including the further integration of our specialty foam and innerspring operations, could lead to actions resulting in restructuring costs, restructuring-related costs, or impairments.
We are focused on anticipating and adapting to market changes, improving operating efficiency, driving strong cash management, and engaging with our customers on new product opportunities. We are evaluating opportunities across our businesses, including further integration of our specialty foam and innerspring operations, that are expected to support improved profitability, a strong balance sheet, and continued shareholder returns. The execution of these opportunities may result in restructuring costs, restructuring-related costs, or impairments.
The physical effects of climate change could adversely affect our business, results of operations, and financial condition.
Direct Physical Effects
The acute and chronic physical effects of climate change, such as severe weather-related events, natural disasters, and/or significant changes in climate patterns, could have an increasingly adverse impact on our business and customers. At September 30, 2023, we had approximately 135 manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2022, our largest customer represented less than 6% of our sales, and our customers were located in approximately 100 countries. Although our diverse geographical manufacturing footprint and our broad geographical customer base mitigate the potential physical risks of any local or regional climate change weather-related event having a material effect on our operations and results, the increased frequency and severity of such weather-related events could pose a risk to our operations and results.
To continue improving our climate-related risk assessment processes, we use technology-based tools to monitor our property portfolio’s exposure to certain natural catastrophic events. We integrated climate-related risk into our Enterprise Risk Management (ERM) process, providing an opportunity to improve our internal processes for identifying, assessing, and managing climate-related risks. On April 1, 2023, we experienced tornado damage to a shared Home Furniture and Bedding facility in Mississippi. This event did not have a material impact on our physical properties as a whole, or our overall ability to manufacture and distribute our products to customers in a timely fashion, and it did not have a material effect on our business, financial condition, or results of operations. However, in the future, depending on whether severe weather-related events increase in frequency and severity, such events could result in potential damage to our physical assets, local infrastructure, transportation systems, water delivery systems, our customers’ or suppliers’ operations, as well as prolonged disruptions in our manufacturing operations (including but not limited to our steel rod mill), all of which could harm our business, results of operations, and financial condition.
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

Also, drought conditions have lowered the water levels of the Mississippi River and Panama Canal, impacting traffic through these waterways. Although this issue has not had a material impact on our results of operations, the reduced traffic has created problems with our ability to deliver products timely to certain customers.
In addition, although the cost has not been, and is not expected to be, material to our business, results of operations, and financial condition, severe weather-related incidents may continue to result in increased costs of our property insurance.
The market transition risks related to climate change could adversely affect our business, results of operations, and financial condition.
We are engaged in the manufacture of various automotive components, including mechanical and pneumatic lumbar support and massage systems for seating, seat suspension systems, motors and actuators, and cables. For several decades, automotive manufacturers have sought lightweight components designed to increase fuel efficiency in the automobiles they manufacture. Replacing traditional steel components with high-strength steel, magnesium, aluminum alloys, carbon fiber, and polymer composites can directly reduce the weight of a vehicle's body and chassis and therefore reduce a vehicle's fuel consumption. This increased fuel efficiency also indirectly reduces greenhouse gas (GHG) emissions. Because of our technological competitiveness, this long-standing market transition has not had, and is not expected to have, a material negative impact on our share of the markets in which we compete. However, if we are unable to continue to react to changes in technology, successfully develop, engineer, and bring to market new and innovative products, or successfully respond to evolving business trends, including continuing to produce comparatively lightweight components, our share in these automotive markets could be negatively impacted. If we are unable to sustain our competitiveness through innovation, or maintain our ability to satisfy customer requirements relative to technology, there could be a material adverse effect on our results of operations and financial condition.
FINANCIAL RISK FACTORS
Macroeconomic uncertainties have had, and could further have, an adverse impact on the collection of trade and other notes receivable in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency.
Some of our customers have been adversely affected by macroeconomic uncertainties, and have suffered significant financial difficulty. Macroeconomic uncertainties may include, but are not limited to, rising interest rates, inflation, bank failures, increased geopolitical tensions, and political economic policy changes. As a result, our customers may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these parties. We recorded $3 million bad debt expense in 2022 related to macroeconomic uncertainties and ordinary customer credit reviews. Due to continued low loss experience, positive customer payment trends, focused account management, and ordinary customer credit risk reviews, we reduced our allowance for doubtful accounts by $6 million during the first nine months of 2023. As of September 30, 2023, our allowance for doubtful accounts for trade receivables was $12 million. If we are unable to collect trade receivables and other notes receivable on a timely basis, larger provisions for bad debt may be required and may result in a negative impact on our earnings, liquidity, cash flow, and financial condition.
Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At September 30, 2023, goodwill and other intangible assets represented $2.1 billion, or 41% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 22% of total assets.
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

Our annual goodwill impairment testing performed in the second quarter of 2023 indicated no goodwill impairments. However, fair value exceeded carrying value by less than 100% for four reporting units as summarized in the table below:

	Fair value in excess of carrying value		Goodwill
	Goodwill impairment testing as performed in the second quarter 2023	Goodwill impairment testing as performed in the second quarter 2022	As of September 30, 2023
Bedding	40%	54%	$901	million
Work Furniture	74	78	98	million
Aerospace Products	44	40	67	million
Hydraulic Cylinders	18	32	43	million
The Bedding reporting unit’s market value decreased compared to the 2022 testing primarily because of lower estimated future cash flows. Although the long-term outlook for the Bedding reporting unit remains strong, macroeconomic factors have negatively impacted consumer confidence and spending in the near term, which in turn has had an adverse impact on the bedding market's near-term forecast. Our Specialty Foam business has experienced difficulties as a result of low demand and operational inefficiencies. About two-thirds of the earnings challenge is a result of low demand driven by the general bedding market decline, the outsized impact on digitally native brands from changes in consumer privacy laws and cash constraints, and share loss from a small number of customers, with some of those sales shifting from finished goods to components. The remaining challenges relate primarily to operational inefficiency from practices that emerged during the pandemic as we prioritized servicing customers amid chemical shortages and surging demand.
The Work Furniture and Aerospace Products reporting units' market value in the 2023 goodwill impairment testing was generally consistent with the prior year. Work Furniture demand for both contract and residential end-use products are expected to remain at low levels in 2023, but improve in future years. Aerospace’s long-term forecasts continue to reflect demand improvements as industry recovery continues. Current demand is still below pre-pandemic levels, but we expect the aerospace industry to return to historical levels within the next few years.
The Hydraulic Cylinders reporting unit's market value in the 2023 goodwill impairment testing approximated carrying value primarily due to an August 2022 acquisition. We anticipate long-term growth for this reporting unit.
We are continuing to monitor all factors impacting these reporting units and the company as a whole. If actual results or the long-term outlook of any of our reporting units materially differ from the assumptions and estimates used in the goodwill valuation calculations, or if the decline in our stock price continues for a sustained period resulting in a material decline in our market capitalization relative to book value, we could incur impairment charges. These non-cash charges could have a material negative impact on our earnings.
We may not be able to realize deferred tax assets on our balance sheet depending upon the amount and source of future taxable income.
Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. As of September 30, 2023, we had $121 million of deferred tax assets ($136 million less a $15 million valuation allowance). After netting of deferred tax liabilities, the net amount presented within Sundry assets on our Consolidated Condensed Balance Sheets is $10 million. It is possible the amount and source of our taxable income could materially change in the future. Particularly, our mix of earnings by taxing jurisdiction may materially change in that we may have more or less taxable income generated in North America, Europe, or Asia as compared to prior years. This change may impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.
MARKET RISK FACTORS
Costs of raw material and labor have negatively affected, and could continue to negatively affect, our profit margins and earnings.
Raw material cost increases (and our ability to respond to cost increases through selling price increases) can significantly impact our earnings. We typically have short-term commitments from our suppliers; accordingly, our raw material costs generally move with the market. When we experience significant increases in raw material costs, we typically implement price increases to recover the higher costs. Inability to recover cost increases (or a delay in the recovery time) can negatively impact our earnings. Conversely, if raw material costs decrease, we generally pass through reduced selling prices to our customers. Reduced selling prices combined with higher cost inventory may reduce our profit margins and earnings.

Steel is our principal raw material. The global steel markets are cyclical in nature and have been volatile in recent years. This volatility can result in large swings in pricing and margins from year to year.
As a producer of steel rod, we are also impacted by volatility in metal margins (the difference between the cost of steel scrap and the market price for steel rod). If market conditions cause scrap costs and rod pricing to change at different rates (both in terms of timing and amount), metal margins could continue to be compressed, and this would negatively impact our results of operations.
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
International sales have represented a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2022, 35% of our sales were generated by international operations, primarily in Europe, China, Canada, and Mexico. We expect that a significant amount of our sales will continue to come from outside the United States in the future. Approximately 50 of our manufacturing facilities are located outside the United States. We are also exposed to currency exchange rate fluctuations by our purchase of raw materials and component parts from suppliers in multiple countries. We experience currency-related gains and losses where sales or purchases are denominated in currencies other than the functional currency. As of September 30, 2023, we had foreign exchange rate risk associated with the U.S. Dollar, Danish Krone, Euro, British Pound Sterling, and Mexican Peso. If these exchange rates devalue the currency we receive for the sale of our products, or the currency we use to purchase raw materials or component parts from our suppliers, it may have a material adverse effect on our competitiveness, profit margins, and earnings.
For more information regarding currency exchange rate risk, please refer to Note 14 on page 20 of the Notes to Consolidated Condensed Financial Statements.
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
From time to time, we have experienced immaterial cybersecurity events and incidents. When these events or incidents occur, we have taken appropriate remediation steps and, through investigation, determined that the events or incidents did not have a material effect on our business, results of operations, or financial results. Although we are not aware of any material cybersecurity incidents, because of the past cybersecurity threats and what we have learned in responding to those threats, we have enhanced our cybersecurity protection efforts over the last few years.
Cybersecurity alerts are monitored by our security operations center. When a cybersecurity alert meets certain categorized thresholds as determined by our Cybersecurity Incident Response Plan, we follow an escalation review process which can result in forwarding the alert to the crisis response team consisting of our CEO, CFO, Chief Human Resources Officer, Chief Information Officer, and General Counsel. The crisis response team assesses and manages our response to cybersecurity threats and incidents and analyzes our obligation to report any incident publicly. In addition, our Chief Information Security Officer (CISO) (or CEO when warranted) reports cybersecurity activity to the Board of Directors quarterly, with procedures in place for interim reporting, if necessary. Our full Board has oversight of our cybersecurity process.
Our cybersecurity program is based on industry-recognized frameworks and takes a multifaceted approach to protecting our network, systems, and data, including personal information. We deploy a wide range of protective security technologies and tools, including, but not limited to, encryption, firewalls, endpoint detection and response, security information and event management, multi-factor authentication, and threat intelligence feeds.
Although we have purchased broad form cyber insurance coverage and believe that our cybersecurity protection systems are adequate, cybersecurity risk has increased due to remote access, remote work conditions, and increased sophistication of cybersecurity adversaries, as well as the increased frequency of malware attacks. As such, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure or alterations of confidential information and disruptions to the systems of our third-party suppliers and providers. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems, including those resulting from ransomware attached to our industrial control systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damage, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value.
In addition, our ability to effectively compete may be impacted by our ability to anticipate and respond effectively to the opportunity and threat presented by new technology disruption and developments, including artificial intelligence.
Finally, burdens associated with regulatory compliance, including regulations adopted by the SEC regarding cybersecurity disclosure, may increase our costs.
TRADE RISK FACTORS
U.S. export controls against China could exacerbate the global semiconductor shortage and negatively impact (i) our ability to manufacture and timely deliver our products, (ii) our OEM and Tier customers’ production schedules, and (iii) the demand for our products.
Our Automotive Group uses semiconductors in seat comfort products and, to a lesser extent, in motors and actuators. According to certain market reports, China is a significant manufacturer of semiconductors. The U.S. government has imposed export controls regarding certain advanced semiconductor chips and semiconductor manufacturing equipment which restrict U.S. companies’ ability to export these products to China without a license. The Netherlands and Japan have also moved forward with more restrictive export controls related to specific equipment used for the manufacture of semiconductors. The new controls may exacerbate the global semiconductor shortage and negatively impact our ability to source an adequate supply of semiconductors used in our manufacturing processes. If so, the resulting shortage could endanger our ability to manufacture and timely deliver our products. It also could negatively impact our OEM and Tier customers’ production schedules and the demand for our products. Additionally, China may adopt retaliatory trade restrictions against U.S. companies. If this occurs, our Chinese-based operations may be negatively impacted. Any of these risks, if realized, could negatively impact our business, results of operations, and financial condition.
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
As a U.S. company, the ability to centrally manage aspects of our operation and workforce and the ability to make decisions based on complete and accurate global data are important and require the ability to transfer and access personal data. The adequacy of the laws of the data-importing country are of increasing importance under various laws, including the GDPR, the UK GDPR, and Brazil’s general data protection law. The validity of data transfer mechanisms remains subject to legal, regulatory, and political developments in many countries, including Brazil, Europe, China, and the U.S. The expected legal challenges to the EU-US Data Privacy Framework, the complex assessment and documentation requirements under the EU’s Standard Contractual Clauses, the recent documentation and filing requirements under China’s PIPL (Personal Information Protection Law), as well as the still evolving guidance from Brazil, could have an adverse impact on our ability to process and transfer personal data. This may inhibit our ability to transfer our employee personal data from our other operations, such as in Europe, China, and Brazil, to our headquarters in the U.S. or elsewhere, making it much more difficult to effectively manage our global human capital. These evolving privacy and data protection requirements create uncertainty and added compliance obligations that could harm our business, reputation, financial condition, and operating results.
Climate change transition risks, including new treaties, laws, and regulations, could negatively impact our business, capital expenditures, compliance costs, results of operations, financial condition, competitive position, and reputation.
Many scientists, legislators, and others attribute global warming to increased levels of GHG emissions, including carbon dioxide. We have approximately 135 manufacturing facilities in 18 countries. Most of our facilities are engaged in manufacturing processes that produce GHG, including carbon dioxide. We also maintain a fleet of over-the-road tractor trailers that emit GHG when providing freight services to many of our U.S.-based manufacturing locations. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There are certain transition risks (meaning risks related to the process of reducing our carbon footprint) that could materially affect our business, capital expenditures, compliance costs, results of operations, financial condition, competitive position, and reputation. One of these transition risks is the change in treaties, laws, policies, and regulations that could impose significant operational and compliance burdens. For example, our operations are subject to certain governmental actions like the European Union’s (EU) “European Green Deal” (which provides for a 55% reduction in net GHG emissions by 2030 (compared to 1990 levels), and no net emissions of GHG by 2050), and the “Paris Agreement” (which is an international treaty on climate change designed to lower GHG emissions).
Other laws that could materially increase our compliance costs are the California Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, as well as the EU Corporate Sustainability Reporting Directive and the EU Carbon Border Adjustment Mechanism. In addition, with respect to our Automotive Group, the EU is moving forward with an effective ban on the sale of new gas-powered automobiles (with the exception of CO2-neutral automobiles) in the EU from 2035 (with interim requirements by 2030), aiming to accelerate the conversion to zero-GHG emission automobiles as part of a broad package to combat global warming. Also, President Biden signed executive orders setting the goal of having zero-emission vehicles account for half of all new U.S. passenger cars and light trucks sales by 2030 and committing the Federal government to procuring only zero-emission light vehicles by 2035. Finally, some states, including California and New York, are also implementing similar provisions. Our automotive products can be sold to manufacturers of either gas-powered or electric-powered vehicles. However, if our customers (who may be subject to any of these or other similarly proposed or newly enacted laws and regulations) incur additional costs to comply with such laws and regulations, which in turn, impact their ability to operate at similar levels in certain jurisdictions, the demand for our products could be adversely affected.

In addition, overall, there continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. If these laws or regulations (including the SEC's proposed rule regarding climate-related disclosures) impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. Non-compliance with climate change treaties, or legislative and regulatory requirements could also negatively impact our reputation. To date, however, we have not experienced a material impact from climate change legislative and regulatory efforts.
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
Our sustainability report details how we seek to manage our operations responsibly and ethically. The sustainability report includes our ESG policies and practices on a variety of matters, including, but not limited to, Board and management sustainability oversight, governance and ethics, environmental sustainability, climate change and greenhouse gas emissions reduction, employee health, safety, inclusion and diversity, product stewardship, quality and safety management, and supply chain social standards and compliance. In the past few years, we broadened the scope of the Board’s Nominating, Governance and Sustainability Committee to include oversight of our ESG programs and related risks. We also added positions including our first Chief Human Resources Officer, Sustainability Director, and Inclusion, Diversity, Equity Director to help lead and evaluate our ESG practices. Also, in 2022, we conducted our first materiality assessment to identify ESG-related opportunities that will drive the most value for our company and those we serve. We engaged a broad variety of our stakeholders to get their input on which ESG topics were of the highest importance to them. We also assessed our ability to make a positive business impact in these same ESG areas. Together, this information is helping to better inform us as we prioritize and advance our ESG strategies. We expect to share the results of the materiality assessment and key ESG objectives, goals, and targets in the first half of 2024. However, it is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. In addition to the costs associated with the above mentioned positions, we could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards set forth in the sustainability report could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us. Our sustainability report can be found at www.leggett.com. Our website does not constitute part of this Form 10-Q.
LITIGATION RISK FACTORS
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded an immaterial aggregate litigation contingency accrual at September 30, 2023. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies are estimated to be $21 million. If our assumptions or analyses regarding any of our contingencies are incorrect, if facts and circumstances change, or if future litigation arises, we could realize losses in excess of the recorded accruals (and in excess of the $21 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see Item 1 Legal Proceedings on page 41 and Note 16 Contingencies on page 21 of the Notes to Consolidated Condensed Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
July 2023	—	$—	—	10,000,000
August 2023	—	$—	—	10,000,000
September 2023	—	$—	—	10,000,000
Total	—	$—	—

1    This number does not include shares withheld for taxes on stock unit conversions, as well as forfeitures of stock units, all of which totaled 8,162 shares in the third quarter of 2023. The average price paid per share for these shares was $27.61.

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
ITEM 5. OTHER INFORMATION.
Director and Officer Trading Arrangements
During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS.
        EXHIBIT INDEX

Exhibit No.	Description

3.1
Restated Articles of Incorporation of the Company as of May 13, 1987, with Amendments dated May 12, 1993 and May 20, 1999; filed March 11, 2004 as Exhibit 3.1 to the Company’s Form 10-K, are incorporated herein by reference. (SEC File No. 001-07845)

3.2	Bylaws of the Company as amended through February 22, 2023, filed February 23, 2023 as Exhibit 3.2.1 to the Company’s Form 8-K, are incorporated herein by reference. (SEC File No. 001-07845)

31.1*	Certification of J. Mitchell Dolloff, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2023

31.2*	Certification of Benjamin M. Burns, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2023

32.1**	Certification of J. Mitchell Dolloff, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2023

32.2**	Certification of Benjamin M. Burns, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2023

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*,***	Inline XBRL Taxonomy Extension Schema

101.CAL*,***	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*,***	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*,***	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*,***	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes filed herewith.
**	Denotes furnished herewith.
***	Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at September 30, 2023 and December 31, 2022; (ii) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2023 and September 30, 2022; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and September 30, 2022; (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: November 7, 2023	By:	/s/ J. MITCHELL DOLLOFF
J. Mitchell Dolloff President and Chief Executive Officer

DATE: November 7, 2023	By:	/s/ BENJAMIN M. BURNS
Benjamin M. Burns Executive Vice President and Chief Financial Officer