Form 10-K
period 2023-12-31
LEGGETT & PLATT INC
filed 2024-02-27
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)                     FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant (based on the closing price of our common stock on the New York Stock Exchange) on June 30, 2023 was $3,864,089,000.
There were 133,730,089 shares of the registrant’s common stock outstanding as of February 20, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of Item 10, and all of Item 11, 12, 13 and 14 of Part III, are incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2024.

LEGGETT & PLATT, INCORPORATED—FORM 10-K
FOR THE YEAR ENDED December 31, 2023

Forward-Looking Statements
This Annual Report on Form 10-K, as well as the documents, or portion thereof, incorporated by reference herein, may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to: projections of Company revenue, income, earnings, capital expenditures, dividends, product demand, capital structure, cash flows from operations, the ability to pay cash dividends, metal margins, cash repatriation, tax impacts, effective tax rate, maintenance of indebtedness under the commercial paper program, litigation exposure, acquisition or disposition activity, industry demand projections, the amount of share repurchases, impact of accounts receivable and payable programs, defined benefit plan contributions, collectability of receivables, cost of property insurance, possible goodwill or other asset impairment, access to liquidity, compliance with debt covenant requirements, raw material and parts availability and pricing, supply chain disruptions, labor, raw material and part shortages, inventory levels, customer requirements, climate-related effects, impacts arising from evaluating opportunities across our business, or other financial items; possible plans, goals, objectives, prospects, strategies, or trends concerning future operations; statements concerning future economic performance; estimates of the amounts, types, and timing of restructuring and restructuring-related costs (cash and non-cash including inventory obsolescence) and impairment charges aggregately and by segment; the sales reduction due to the Company's restructuring plan; the amount and timing of proceeds from the sale of facilities; the number of Bedding Products segment and Furniture, Flooring & Textile Products segment facilities to be consolidated; and the underlying assumptions relating to forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” “project,” “should,” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.
Any forward-looking statement reflects only the beliefs of Leggett & Platt or its management at the time the statement is made. Because all forward-looking statements deal with the future, they are subject to risks, uncertainties, and developments, which might cause actual events or results to differ materially from those envisioned or reflected in any forward-looking statement. Moreover, we do not have and do not undertake any duty to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement was made. For all of these reasons, forward-looking statements should not be relied upon as a prediction of actual future events, objectives, strategies, trends, or results.
Listed below and discussed elsewhere in further detail in this Annual Report on Form 10-K, including in Item 1A Risk Factors herein, are some important risks, uncertainties, and contingencies that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all of the risks, uncertainties, and contingencies which may affect our future operations or our performance or common stock price, or which otherwise could cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following:
•risks and uncertainties related to our previously announced restructuring plan, primarily associated with our Bedding Products segment and, to a lesser extent, our Furniture, Flooring & Textile Products segment (the “Plan”), including the preliminary nature of the estimates and the possibility that the estimates may change as our analysis develops and additional information is obtained; our ability to implement the Plan in a timely manner that will positively impact our financial condition and results of operations; our ability to dispose of assets pursuant to the Plan and obtain expected proceeds in a timely manner; the impact of the Plan on relationships with employees, customers, and vendors; factors that may cause us to be unable to achieve the expected benefits of the Plan; fluctuations in the number of employees impacted; and other restructuring, impairment, and related costs in addition to our previously announced Plan;
•cash generation or debt availability sufficient to pay dividends and the Board's decision to reduce, suspend, or terminate the dividend;
•the adverse impact of delays and non-delivery of raw materials, parts, and finished products in our supply chain from severe weather-related events, natural disaster, fire, explosion, terrorism, geopolitical conflicts, government action, labor strikes, shutdowns at delivery ports, trucking constraints, pandemics, vendor issues with quality, failure by our suppliers to comply with laws and regulations, or other reasons beyond our control;
•the demand for our products and our customers’ products, growth rates in the industries in which we participate, and opportunities in those industries as impacted by macroeconomic factors;
•adverse changes in consumer confidence, housing turnover, employment levels, interest rates, trends in capital spending, and the like;
•the loss of business with one or more of our significant customers;

•impairment of goodwill and long-lived assets;
•our ability to maintain and grow the profitability of acquired companies;
•our ability to borrow under our credit facility, including our ability to comply with the restrictive covenants in our credit facility that may limit our operational flexibility and our ability to timely pay our debt;
•our ability to manage working capital;
•our ability to comply with new environmental and climate change laws and regulations, the cost of such laws and regulations, and market, technological, and reputational impacts from climate change;
•the direct and indirect physical effects of climate change, including severe weather-related events, natural disasters, and changes in climate patterns, on our markets, operations, supply chains, and results;
•our ability to collect receivables due to customer bankruptcy, financial difficulties, or insolvency;
•our ability to attract, develop, and retain a talented and diverse workforce;
•inflationary, deflationary, and other impacts on raw materials and other costs, including the availability and pricing of steel scrap and rod, chemicals, semiconductors, and the adverse impact of wage rates and energy costs;
•our ability to maintain or inability to increase the market share in the goods and services we sell or provide;
•our ability to pass along raw material cost increases through increased selling prices;
•price and product competition from foreign (particularly Asian, European, and Mexican) and domestic competitors;
•our ability to maintain profit margins if our customers change the quantity and mix of our products;
•our ability to access the commercial paper market and increased borrowing costs due to credit rating changes;
•adverse changes in political risk and U.S. or foreign laws, regulations, or legal systems (including tax and trade laws);
•our ability to realize deferred tax assets and challenges to our tax positions pursuant to ongoing or future audits;
•cash repatriation from foreign accounts;
•the effectiveness and enforcement of antidumping and countervailing duties on the import of innersprings, steel wire rod, and finished mattresses;
•tariffs imposed by the U.S. government that result in increased costs of imported raw materials and products that we purchase;
•the disruption of the semiconductor industry and our global operations generally from conflict between China and Taiwan;
•general global economic and business conditions;
•our ability to develop commercially viable and innovative products in response to changes in technology and market developments;
•our ability to maintain the proper functioning of our internal business processes and information systems through technology failures or otherwise;
•adverse impact from cybersecurity incidents on our business, financial results, supplier or customer relationships, cybersecurity protection and remediation costs, legal costs, insurance premiums, competitiveness, and reputation;
•the unauthorized use of artificial intelligence that could expose sensitive Company information, infringe intellectual property rights, violate privacy laws, and harm our reputation;
•our ability to comply with environmental, social, and governance responsibilities;
•litigation risks related to various contingencies, including antitrust, intellectual property, vehicle-related personal injury, contract disputes, product liability and warranty, taxation, climate change, environmental, and workers’ compensation expense;
•business disruptions to our steel rod mill, including but not limited to, a lack of adequate supply of steel scrap, severe weather impacts, natural disasters, fire, and flooding;
•risks related to operating in foreign countries, including credit risks, ability to enforce intellectual property rights, currency exchange rate fluctuations, taxation, industry labor strikes, increased customs and shipping rates, asset seizure, business licensing, land use requirements, and inconsistent interpretation and enforcement of foreign laws;
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
Overview of Our Segments
Bedding Products Segment

BEDDING GROUP
Steel Rod
Drawn Wire
U.S. Spring
Specialty Foam
Adjustable Bed
International Bedding
Machinery
Our Bedding Products segment has its roots in the Company's founding in 1883 with the manufacture of steel coil bedsprings. Today, we support our customers' needs from raw materials to components to finished mattresses and foundations to distribution and fulfillment. Our innerspring, specialty foam, and finished product development and production capabilities allow us to create value at each point, from raw materials to private label finished goods and delivery to the consumer.
We operate a steel rod mill in the U.S. with annual capacity of approximately 500,000 tons. A substantial majority of the rod mill's output has been used by our two U.S. wire mills that have supplied virtually all of the wire consumed by our other domestic businesses. We also supply steel rod and wire to trade customers that operate in a broad range of markets.
We are a major supplier of adjustable beds, with North American manufacturing and distribution, and global sourcing capabilities. We also produce machinery used by bedding manufacturers in the production and assembly of their finished products. Our range of products offers our customers a single source for many of their component and finished product needs.
These innovative proprietary products and our efficient vertical integration have made us the largest U.S.-based manufacturer in many of these businesses. We strive to understand what drives consumer purchases in our markets and focus our product development activities on meeting end-consumer needs. We believe we attain a cost advantage from efficient manufacturing methods, internal production of certain raw materials, large-scale production, and purchasing leverage. Sourcing components and finished products from us allows our customers to focus on designing, merchandising, and marketing their products.

PART I
PRODUCTS
Bedding Group

•	Steel rod
•	Drawn wire
•	Specialty foam chemicals and additives
•	Innersprings (sets of steel coils, bound together, that form the core of a mattress)
•	Proprietary specialty foam for use primarily in bedding and furniture
•	Private label finished mattresses, often sold compressed and boxed
•	Ready-to-assemble mattress foundations
•	Static foundations
•	Adjustable beds
•	Machines that we use to produce innersprings; industrial sewing and quilting machines; mattress-packaging and glue-drying equipment
CUSTOMERS

•	We used about 2/3 of our wire output to manufacture our own products in 2023, with the majority going to our U.S. innerspring operations
•	Various industrial users of steel rod and wire
•	Manufacturers of finished bedding (mattresses and foundations)
•	Bedding brands and mattress retailers
•	E-commerce retailers
•	Big box retailers, department stores, and home improvement centers
Specialized Products Segment

AUTOMOTIVE GROUP
Automotive

AEROSPACE PRODUCTS GROUP
Aerospace Products

HYDRAULIC CYLINDERS GROUP
Hydraulic Cylinders
Our Specialized Products segment designs, manufactures, and sells products including automotive comfort and convenience systems, tubing and fabricated assemblies for the aerospace industry, and hydraulic cylinders for the material handling and heavy construction industries. In our Automotive business, our technical capability and deep customer engagement allows us to compete on critical functionality, such as comfort, size, weight, and noise. We believe our reliable product development and launch capability, coupled with our global footprint, makes us a trusted partner for our Tier 1 and Original Equipment Manufacturer (OEM) customers.

PART I
PRODUCTS
Automotive Group

•	Mechanical and pneumatic lumbar support and massage systems for automotive seating
•	Seat suspension systems
•	Motors and actuators, used in a wide variety of vehicle power features
•	Cables
Aerospace Products Group

•	Titanium, nickel, and stainless-steel tubing, formed tube, tube assemblies, and flexible joint components, primarily used in fluid conveyance systems
Hydraulic Cylinders Group

•	Engineered hydraulic cylinders
CUSTOMERS

•	Automobile OEMs and Tier 1 suppliers
•	Aerospace OEMs and suppliers
•	Mobile equipment OEMs, primarily serving material handling and heavy construction markets
Furniture, Flooring & Textile Products Segment

HOME FURNITURE GROUP
Home Furniture

WORK FURNITURE GROUP
Work Furniture

FLOORING & TEXTILE PRODUCTS GROUP
Flooring Products
Fabric Converting
Geo Components
In our Furniture, Flooring & Textile Products segment, we design, manufacture, and distribute a wide range of components and finished products for residential and commercial markets, and select markets for structural fabrics and geo components. We supply components used by home and work furniture manufacturers to provide comfort, motion, and style in their finished products, as well as select lines of private label finished furniture. We produce or distribute carpet cushion and hard surface flooring underlayment. We convert fabrics into components used by bedding and furniture manufacturers and other markets such as filtration, packaging, and automotive applications. We also convert and distribute geo components used for erosion control, subgrade stabilization, and storm water management.

PART I
PRODUCTS
Home Furniture Group

•	Steel mechanisms and motion hardware (enabling furniture to recline, tilt, swivel, rock, and elevate) for reclining chairs, sofas, sleeper sofas, and lift chairs
•	Springs and seat suspensions for chairs, sofas, and loveseats
Work Furniture Group

•	Components and private label finished goods for collaborative soft seating
•	Bases, columns, back rests, casters, and frames for office chairs, and control devices that allow chairs to tilt, swivel, and elevate
Flooring & Textile Products Group

•	Carpet cushion and hard surface flooring underlayment (made from bonded scrap foam, fiber, rubber, and prime foam)
•	Structural fabrics for mattresses, residential furniture, and industrial uses
•	Geo components (synthetic fabrics and various other products used in ground stabilization, drainage protection, erosion, and weed control)
CUSTOMERS

•	Manufacturers of upholstered and office furniture
•	Flooring retailers and distributors, including big box retailers and home improvement centers
•	Contractors, landscapers, road construction companies, retailers, and government agencies using or selling geo components
•	Mattress and furniture producers and manufacturers of packaging, filtration, and draperies
Restructuring Plan and Strategic Priorities
In the first quarter of 2024, we committed to a restructuring plan, primarily associated with our Bedding Products segment and, to a lesser extent, our Furniture, Flooring & Textile Products segment (the "Restructuring Plan" or "Plan"). We are taking actions to create a more focused, agile organization with a portfolio of products and an operating footprint aligned with the markets we serve. Optimizing our manufacturing and distribution footprint should reduce complexity, improve overall efficiency, and align capacity with anticipated future market demand. These actions are expected to allow us to further integrate our specialty foam and innerspring capabilities while maintaining our service and quality levels.
We plan to consolidate between 15 and 20 production and distribution facilities (out of 50) in the Bedding Products segment. We also expect to consolidate a small number of production facilities in the Home Furniture and Flooring Products businesses to better align capacity with regional demand and drive operating efficiencies. The production in the affected facilities is expected to be consolidated into other facilities, or in a few cases, eliminated. For more information about the Restructuring Plan, please see the discussion under Operational Risk Factors beginning on page 16 in Item 1A Risk Factors, and on page 37 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
In connection with the Plan, we are withdrawing our previously stated Total Shareholder Return goal of 11-14% and financial targets, including revenue growth of 6-9%, EBIT margin, and dividend payout ratio. We expect revised strategic priorities and financial targets to be issued at a future date.
Acquisitions
2023
We did not acquire any businesses in 2023.
2022
In August 2022, we acquired two businesses. First, we acquired a small U.S. textiles business that converts and distributes construction fabrics for the furniture and bedding industries for a cash purchase price of $2 million. This acquisition became part of our Furniture, Flooring & Textile Products segment. Second, we acquired a leading global manufacturer of hydraulic cylinders for heavy construction equipment for a cash purchase price of $61 million (and

PART I
$29 million of additional contingent consideration to be paid in cash at a later date). In 2023, subsequent measurement period adjustments to the additional contingent consideration resulted in a final purchase price of $88 million. This business has manufacturing locations in Germany and China and a distribution facility in the United States. This acquisition builds scale in our hydraulic cylinders growth platform and brings us into an attractive segment of the market that aligns well with trends in automation and autonomous equipment. This business operates within the Specialized Products segment.
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
For more information regarding our acquisitions, please refer to Note Q on page 113 of the Notes to Consolidated Financial Statements.
Divestitures
2023
We did not have any divestitures of businesses in 2023.
2022
In February 2022, we sold our South African bedding innerspring operation for a cash purchase price of approximately $2 million. This business was reported in our Bedding Products segment.
2021
In July 2021, we sold a Mexican specialty wire operation in our Bedding Products segment. The business was sold for a cash purchase price of approximately $7 million.

PART I
Foreign Operations
The percentages of our trade sales related to products manufactured outside the United States were 36%, 35%, and 39% in 2021, 2022, and 2023, respectively. In comparison to our other two segments, our Specialized Products segment has a larger percentage of trade sales manufactured outside the United States, which ranged between 84% and 86% over the last three years.
Our international operations are principally located in Europe, China, Canada, and Mexico. Our products in these foreign locations primarily consist of:
Europe

•	Innersprings and specialty foam for private label mattresses and mattress applications
•	Lumbar and seat suspension systems for automotive seating and actuators for automotive applications
•	Seamless and welded tubing and fabricated assemblies for aerospace applications
•	Select lines of private label finished furniture
•	Hydraulic cylinders for material handling and heavy construction equipment
•	Machinery and equipment designed to manufacture innersprings for mattresses
China

•	Lumbar and seat suspension systems for automotive seating
•	Cables, motors, and actuators for automotive applications
•	Recliner mechanisms and bases for upholstered furniture
•	Work furniture components, including chair bases and casters
•	Innersprings for mattresses
•	Hydraulic cylinders for heavy construction equipment
Canada

•	Lumbar and seat suspension systems for automotive seating
•	Fabricated wire for the furniture and automotive industries
•	Work furniture chair controls and bases
•	Geo components
Mexico

•	Lumbar and seat suspension systems for automotive seating
•	Motors and actuators for automotive applications
•	Adjustable beds
•	Innersprings and fabricated wire for the bedding industry
•	Select lines of private label finished furniture

PART I
Geographic Areas of Operation
As of December 31, 2023, we had 135 manufacturing facilities in 18 countries; 85 located in the U.S. and 50 located in foreign countries, as shown below. We also had various sales, warehouse, and administrative facilities. However, our manufacturing facilities are our most important properties.

	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products
North America
Canada		■	■
Mexico	■	■	■
United States	■	■	■
Europe
Austria		■
Belgium		■
Croatia	■
Denmark	■
France		■
Germany		■
Hungary		■
Ireland	■
Poland			■
Switzerland	■
United Kingdom	■	■
South America
Brazil	■
Asia
China	■	■	■
India		■
South Korea		■
Dependence on Market Demand for Key Product Families
The following table shows our approximate percentage of trade sales by product family for the last three years, which indicates the degree of dependence upon market demand:

Product Families	2023	2022	2021
Bedding Group	42%	46%	48%
Flooring & Textile Products Group	19	18	18
Automotive Group	19	17	16
Home Furniture Group	6	8	8
Work Furniture Group	6	6	6
Hydraulic Cylinders Group	5	3	2
Aerospace Products Group	3	2	2
We do not have a material amount of sales derived from government contracts subject to renegotiation of profits or termination at the election of any government. As such, our business is not materially dependent upon governmental customers.

PART I
Distribution of Products
We sell and distribute our products primarily through our own personnel. However, many of our businesses have relationships and agreements with outside sales representatives and distributors. We do not believe any of these agreements or relationships would, if terminated, have a material adverse effect on our consolidated financial condition, operating cash flows, or results of operations.
Sources and Availability of Raw Materials
The products we manufacture require a variety of raw materials. We believe that worldwide supply sources are available for all the raw materials we use, except for semiconductors as explained below. Among the most important raw materials that we use are:

•	Various types of steel, including scrap, rod, wire, sheet, and stainless
•	Chemicals used in foam production
•	Foam scrap
•	Woven and nonwoven fabrics
•	Titanium and nickel-based alloys and other high strength metals
•	Electronic systems (including semiconductors)
We supply our own raw materials for many of the products we make. For example, we produce steel rod that we make into steel wire, which we then use to manufacture innersprings and static foundations for mattresses. We supply a substantial majority of our domestic steel rod requirements through our own rod mill. Our wire drawing mills supply nearly all of our U.S. requirements for steel wire.
The shortage of semiconductors continues to improve across the automotive industry globally and no longer negatively impacts the sale of our products. The challenges of securing an adequate supply of semiconductors have mostly been resolved, but could be challenged again by any number of unexpected or unplanned events. Overall, OEM inventory levels continue to improve with most every model available at nearly normal levels. Our Automotive Group uses semiconductors in our seat comfort, motors, and actuator products. Although our Automotive Group has been able to obtain an adequate supply of semiconductors, we are dependent on our suppliers to deliver these semiconductors in accordance with our production schedule. A shortage of the semiconductors, either to us, the automotive OEMs, or our suppliers, can disrupt our operations and our ability to deliver products to our customers. If we, our customers, or our suppliers cannot secure an adequate supply of semiconductors, this may negatively impact our sales, earnings, and financial condition.
Customer Concentration
We serve thousands of customers worldwide, sustaining many long-term business relationships. In 2023, our largest customer accounted for less than 6% of our consolidated revenues. Our top 10 customers accounted for approximately 31% of these consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company and respective segment in which the customer’s sales are reported.

PART I
Patents and Trademarks
 As of December 31, 2023, we had 1,345 patents issued, 505 patents in process, 1,031 trademarks registered, and 38 trademarks in process. No single patent or group of patents, or trademark or group of trademarks, is material to our operations as a whole. A significant number of our patents relate to products manufactured in each of our three segments, while over half of our trademarks relate to products manufactured by the Bedding Products segment. The expiration of any single patent would not have a material negative effect on our results of operations or financial condition.
Some of our most significant trademarks include:

•	ComfortCore®, Quantum®, Eco-Base®, CombiCoreTM, Nanocoil®, Softech®, Active Support Technology®, Mira-Coil®, and VertiCoil® (mattress innersprings)
•	Energex®, Coolflow®, ThermaGel®, EcoFlowTM, and Gorilla FoamTM (specialty foam products)
•	Semi-Flex® (box spring components and foundations)
•	Spuhl® and Fides® (mattress innerspring manufacturing machines)
•	Wall Hugger® (recliner chair mechanisms)
•	No-Sag® (wire forms used in seating)
•	LPSense® (capacitive sensing)
•	Hanes® (fabric materials)
•	Schukra® (automotive seating products)
•	Gribetz® and Porter® (quilting and sewing machines)
Product Development
One of our strongest performing product categories across the Company is ComfortCore®, our fabric-encased innerspring coils used in hybrid and other mattresses. ComfortCore® represented over 65% of our U.S. innerspring units in 2023. A number of our ComfortCore® innersprings contain a feature we call Quantum® Edge. These are narrow-diameter, fabric-encased coils that form a perimeter around an innerspring set, replacing a rigid foam perimeter in a finished mattress. In 2023, over 40% of our ComfortCore® innersprings in the U.S. had the Quantum® Edge feature. In 2022, we launched two new products called the Quantum® Edge Enhanced Profile with Eco-Base® and Caliber Edge® Enhanced Profile with Eco-Base®. Developed with a more mindful approach, Quantum® Edge and Caliber Edge® Enhanced Profile with Eco-Base® integrates a robust fabric that replaces base foam. To maintain mattress profile, innerspring coil height is increased by one inch.
Our Specialty Foam business formulates many of the chemicals and additives used in the production of specialty foams for the bedding and furniture industries. These branded, specialty polyols and additives enhance foam performance by reducing heat retention and improving mobility, support, and durability. These innovations enable us to create quality mattresses that can be compressed, and we have intellectual property around these specialty chemical formulations.
We are leveraging our innerspring and specialty foam technologies to offer product differentiation for our customers and products that meet end-consumer needs. In 2023, we launched our new combination pocket unit that combines perimeter edge innersprings and specialty foam to create a fabric-encased innerspring and foam column that minimizes motion disturbance from a sleeping partner and improves airflow.
Our Automotive business designs and engineers lightweight components that help reduce overall vehicle weight and improve fuel efficiency (and thus reduce noise and greenhouse gas emissions), while maintaining performance, safety, and functionality. These products help auto manufacturers meet emission standards and their environmental goals.
Many of our other businesses are engaged in product development activities to protect our market position, support ongoing growth, and help our customers achieve their sustainability goals.

PART I
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
Our Employees
At year-end 2023, we had approximately 19,300 employees, of which 14,100 were engaged in production and 10,900 were international employees. Of these employees, 6,000 were in Bedding Products, 7,600 were in Specialized Products, and 4,900 were in Furniture, Flooring & Textile Products, with the remainder in other roles. Also, at year-end 2023, 15% of our employees were represented by labor unions that collectively bargain for work conditions, wages, or other issues. We did not experience any material work stoppage related to labor contract negotiations during 2023, and we are not aware of circumstances likely to result in a material work stoppage during 2024. At year-end 2022, we had approximately 19,900 employees. We expect to reduce head count by roughly 900 to 1,100 employees over time, pursuant to our Restructuring Plan.
Our Ability to Attract, Recruit, and Retain Employees
We operate in competitive labor markets, and accordingly, we attract, recruit, and retain employees through competitive compensation and benefits, learning and development programs that support career growth, and employee engagement initiatives designed to foster a strong, inclusive culture.
Compensation and Benefits. We offer cash compensation and benefits designed to attract and retain the talent needed to achieve our business objectives. Depending on location, we offer health, dental, and vision benefits; flexible spending plans and health savings accounts; retirement savings; disability, life, critical illness, accident, and travel insurance; well-being and employee assistance programs; vacation, personal time, and holidays; and discount stock purchase plans. We also provide incentive programs for management employees based on performance. Finally, we offer part-time jobs, flexible hours, and remote and hybrid working, where applicable.
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
Turnover. We rely on a diverse, stable workforce to deliver our operating results. In 2023, our turnover rates in the U.S. were reasonably comparable to average voluntary turnover rates of manufacturers in the industries in which we operate.
Our Culture of Inclusion, Diversity, and Equity
We continue to foster a culture of inclusion, diversity, and equity (ID&E) with equitable opportunities for our employees to contribute, grow, and advance. Our ID&E programs are designed to cultivate inclusive team environments that empower employees to realize their full potential. At year-end 2023, 29% of our U.S. and Canada employees identified as female and 39% of our U.S. employees identified with a historically underrepresented race/ethnic group. Our gender diversity is consistent with the manufacturing industry average of 29%. We believe that it is important to increase representation of women in management and leadership roles. Also, while our race/ethnic diversity is slightly higher than the 2023 Bureau of Labor Statistics, we also see opportunities to increase our race and ethnic representation, especially in management and leadership roles.
ID&E Strategies. We continue to foster a culture in which everyone is respected, valued, and has an equal opportunity to contribute, thrive, and advance. Our commitment is to maintain our focus on building a workforce that represents the many customers we serve and the communities in which we operate around the world. We care about ID&E and are taking comprehensive actions to build on our foundational awareness, understanding, engagement, and skills.
ID&E Plan and Progress. In 2023, we established the ID&E Global Executive Council, consisting of executives who champion our efforts to ensure that ID&E is a business imperative, further encouraging ID&E strategy involvement at the

PART I
highest levels. We also will continue to prioritize our people, promote employee resource groups, increase communication to our stakeholder groups, and focus on supplier diversity.
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
In 2023, we introduced our “ID&E People First Learning Program,” which is a learning series designed to build the essential habits of an inclusive organization by putting people first. The first learning course, INCLUDE, was shared with both domestic and international employees. Also, our manufacturing employees receive new hire and annual refresher safety training, weekly “tool box” talks regarding safety and training, job-specific safety training based on the job hazards analysis developed from our SafeGuard program, and safety stand down training based on real-time identified and emerging risks, when needed.
Succession Development
We are committed to having strong managers and leadership in critical roles across the Company. Our values and culture guide our talent initiatives, which are designed to create a pipeline of strong, high performing leadership candidates to serve in progressively important roles throughout the Company. Our internal promotion rate over the last three years for corporate officer positions was 91%. We are building on our success in these areas and continue to develop our succession processes to allow us to adapt and grow.
Trends in Market Demand and Competition
Demand Trends for our Products. In 2021, our trade sales grew 7% compared to pre-pandemic 2019 levels. In 2022, our trade sales increased 1% compared to 2021 levels. Organic sales were flat, with volume declines of 7% and negative currency impact of 2%, offset by raw material-related selling price increases of 9%. Acquisitions, net of divestitures, added 1% to sales growth. The volume declines resulted from demand softness in residential end markets, partially offset by growth in automotive and industrial end markets. In 2023, our trade sales decreased 8% compared to 2022. Organic sales decreased sales 10%, with volume declines of 6% and combined raw material-related price decreases and currency impact of 4%. Acquisitions, net of divestitures, contributed 2% to sales growth. Volume declines were impacted by continued weak residential end market demand, partially offset by automotive and industrial end market demand strength.
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

PART I
Based on certain industry data, we believe we are a leading supplier, in terms of revenue, of the following:

•	Bedding components and private label finished goods
•	Automotive seat comfort and convenience systems
•	Home and work furniture components
•	Geo components
•	Flooring underlayment
•	Hydraulic cylinders for material handling and heavy construction applications
•	Aerospace tubing and fabricated assemblies
We continue to face pressure from foreign competitors, as some of our customers source a portion of their components and finished products offshore. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. We typically compete in market segments that value product differentiation. When we do compete on cost, we typically remain price competitive in most of our business units, even versus many foreign manufacturers, as a result of our efficient operations, automation, vertical integration in steel rod and wire, logistics and distribution efficiencies, and large-scale purchasing of raw materials and commodities. To stay competitive with global steel costs, both contract and non-contract innerspring pricing was adjusted in the back half of 2023. We have also reacted to foreign competition in certain cases by developing new proprietary products that help our customers reduce total costs and shifting production offshore to take advantage of lower input costs.
For information about antidumping duty orders regarding innerspring, steel wire rod, and mattress imports, please see Competition in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 39.
Seasonality
We generally experience some seasonality in our consolidated sales, earnings, and operating cash flows. Both sales and earnings are typically higher in the second and third quarters, primarily driven by our residential bedding and furniture businesses, as well as our geo components business. Also, historically, our operating cash flows have been stronger in the fourth quarter, primarily related to the timing of cash collections from customers and payments to vendors, and lower in the first quarter, when annual cash incentive payments are paid and as inventories typically increase. However, the COVID-19 pandemic, supply chain disruptions, inflation, and other macroeconomic factors have impacted seasonality in prior years.
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

PART I
Industry and Market Data
Unless indicated otherwise, the information concerning our industries contained in this Annual Report is based on our general knowledge of and expectations concerning the industries. Our market share is based on estimates using our internal data, information from various industry analyses, internal research, and adjustments and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee their accuracy or completeness.

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
Our Automotive Group uses semiconductors in seat comfort products and, to a lesser extent, in motors and actuators. The shortage of semiconductors continues to improve across the automotive industry globally and no longer negatively impacts the sale of our products. The challenges of securing an adequate supply of semiconductors have mostly been resolved, but could be challenged again by any number of unexpected or unplanned events. According to certain market reports, Taiwan and, to a lesser extent, China are leading manufacturers of the world’s semiconductor supply. Conflict between China and Taiwan might lead to trade sanctions, technology disputes, or supply chain disruptions, which could, in particular, affect the semiconductor industry. If this were to occur, our Automotive Group’s ability to source an adequate supply of semiconductors may be reduced, which could adversely harm our business, financial condition, and results of operations. Such a conflict also could negatively impact our OEM and Tier customers' supply chains and production schedules. In addition, any outbreak of hostilities or conflict between China and Taiwan could harm our operations globally and the operations of our customers and suppliers.
OPERATIONAL RISK FACTORS
Supply chain disruptions and shortages impacting our ability to timely receive competitively-priced raw materials and parts used in our products, or impacting our ability to timely deliver our finished products to customers, may adversely affect our manufacturing processes, financial condition, results of operations, and cash flows.
We have manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. In our manufacturing processes, we source raw materials and parts from a global supply chain. We sell and deliver our finished products to customers all over the world. We rely on third parties to supply certain raw materials, components, and packaging products and to deliver our finished products. Any interruption or failure by our suppliers, distributors, or other contractors to meet their obligations on schedule or in accordance with our expectations could adversely affect our business and financial results. In recent years, we have experienced supply chain disruptions related to foam chemical shortages, semiconductor shortages, labor availability, and freight challenges, as well as higher costs associated with each of these issues. We have also experienced delays in delivery of raw materials, parts, and finished goods because of delivery port disruptions, trucking constraints, and inclement weather. At times, this has resulted in reduced volume and higher costs in many of our businesses, including our Automotive Group and Bedding Products segment, primarily related to negative impacts on component demand and finished goods production.
We also bear the risk of delays or non-delivery from our suppliers or reduced demand from our customers because of natural disasters, fire or explosion, terrorism, pandemics, union strikes, foreign government action including asset seizure or changed licensing or land use requirements which restrict operations, or other reasons beyond our control or the control of our suppliers, all of which could impair our ability to timely manufacture and deliver our products.
Strikes or shutdowns at delivery ports, loss of or damage to our raw materials, parts, or finished products while they are in transit or storage, losses due to tampering, third-party vendor issues with quality, failure by our suppliers to comply with applicable laws and regulations, potential tariffs or other trade restrictions, or similar problems could restrict or delay the supply of our raw materials, parts, or delivery of our finished products resulting in harm to our business and reputation. Also, in late 2023 and early 2024, the conflict in the Red Sea caused delays with some of our shipments, while other shipments from China to the U.S. or Europe have been re-routed.
The shortage of semiconductors continues to improve across the automotive industry globally and no longer negatively impacts the sale of our products. The challenges of securing an adequate supply of semiconductors have mostly been resolved, but could be challenged again by any number of unexpected or unplanned events. Overall, OEM inventory levels continue to improve with most every model available at nearly normal levels. Our Automotive Group uses

PART I
semiconductors in our seat comfort, motors, and actuator products. Although our Automotive Group has been able to obtain an adequate supply of semiconductors, we are dependent on our suppliers to deliver these semiconductors in accordance with our production schedule. A shortage of the semiconductors, either to us, the automotive OEMs, or our suppliers, can disrupt our operations and our ability to deliver products to our customers. If we, our customers, or our suppliers cannot secure an adequate supply of semiconductors, this may negatively impact our sales, earnings, and financial condition.
The aforementioned supply chain risks can materially adversely effect our manufacturing processes, financial condition, results of operations, and cash flows.
Our Restructuring Plan may not achieve its intended outcomes, and we may incur restructuring costs, restructuring-related costs, and impairments in addition to those anticipated to be incurred in connection with our announced Restructuring Plan.
In the first quarter of 2024, we committed to a restructuring plan, primarily associated with our Bedding Products segment and, to a lesser extent, our Furniture, Flooring & Textile Products segment (the “Restructuring Plan” or “Plan”), which is expected to be substantially complete by the end of 2025. Pursuant to the Plan, we expect to:
•consolidate between 15 and 20 production and distribution facilities (out of 50) in the Bedding Products segment and a small number of production facilities in our Furniture, Flooring & Textile Products segment;
•reduce workforce levels over time;
•incur restructuring and restructuring-related costs between $65 and $85 million, of which approximately half are anticipated to be incurred in 2024 and the remainder in 2025. This includes $30 to $40 million in future cash costs, the majority of which are anticipated to be incurred in 2024;
•ultimately realize a positive financial impact when fully implemented in late 2025;
•receive between $60 and $80 million in pretax net cash proceeds from the sale of real estate associated with the Restructuring Plan; and
•experience a reduction in annual sales by approximately $100 million.
Because of certain risks and uncertainties, the Plan may not achieve its intended outcomes. Our estimates of the number of facilities to be consolidated and the cash and non-cash costs and impairments associated with the Plan are preliminary in nature. All or some of the estimates may change as our analysis develops and additional information is obtained. Also, we may not be able to implement the Plan in a timely manner that will positively impact our financial condition and results of operations. Moreover, we may not be able to dispose of real estate pursuant to the Plan or obtain the expected proceeds in a timely manner, and the number of employees impacted by the Plan may change. It is also possible that the Plan may have a negative impact on our relationships with our employees, customers, and vendors. Finally, because restructuring activities are complex and involve time-consuming processes, substantial demands may be placed on management, which could divert attention from other business priorities or disrupt our daily operations. Any failure to achieve the intended outcomes could materially adversely affect our business, financial condition, results of operations and cash flows, and liquidity.
We continue to evaluate opportunities across our businesses for further restructuring opportunities in addition to those activities included in the announced Plan. The execution of any of these opportunities may result in additional material restructuring costs, restructuring-related costs, or impairments.
Business disruptions to our steel rod mill, if coupled with an inability to purchase an adequate and/or timely supply of quality steel rod from alternative sources, could have a material negative impact on our Bedding Products segment and the Company's results of operations.
We purchase steel scrap from third-party suppliers. This scrap is converted into steel rod in our mill in Sterling, Illinois. Our steel rod mill has historically had annual output of approximately 500,000 tons, a substantial majority of which has been used internally by our wire mills, which convert the steel rod into drawn steel wire. This wire is used in the production of mattress innersprings and other products.
A disruption to the operation of, or supply of steel scrap to, our steel rod mill could require us to purchase steel rod from alternative supply sources, subject to market availability. Ongoing trade action by the U.S. government, along with the existence of antidumping and countervailing duty orders against multiple countries, could result in reduced market availability and/or higher cost of steel rod.

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
Direct Physical Effects
The acute and chronic physical effects of climate change, such as severe weather-related events, natural disasters, and/or significant changes in climate patterns, could have an increasingly adverse impact on our business and customers. At December 31, 2023, we had 135 manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2023, our largest customer represented less than 6% of our sales, and our customers were located in approximately 100 countries. Although our diverse geographical manufacturing footprint and our broad geographical customer base mitigates the potential physical risks of any local or regional climate change weather-related event having a material effect on our operations and results, an increased frequency and severity of such weather-related events could pose a risk to our operations and results.
To continue improving our climate-related risk assessment processes, we use technology-based tools to monitor our property portfolio’s exposure to certain natural catastrophic events. We integrated climate-related risk into our Enterprise Risk Management (ERM) process, providing an opportunity to improve our internal processes for identifying, assessing, and managing climate-related risks. In April 2023, we experienced tornado damage to a shared Home Furniture and Bedding facility in Mississippi. This event did not have a material impact on our physical properties as a whole, or our overall ability to manufacture and distribute our products to customers in a timely fashion, and it did not have a material effect on our business, financial condition, or results of operations. However, in the future, depending on whether severe weather-related events increase in frequency and severity, such events could result in potential damage to our physical assets, local infrastructure, transportation systems, water delivery systems, our customers’ or suppliers’ operations, as well as prolonged disruptions in our manufacturing operations (including but not limited to our steel rod mill), all of which could harm our business, results of operations, and financial condition.
Indirect Physical Effects
The physical effects of climate change could continue to have an adverse impact on our supply chain. In recent years, we experienced (due, in part, to severe weather-related impacts) supply shortages in chemicals, which restricted foam supply. The restriction of foam supply constrained overall mattress production in the bedding industry and reduced our production levels. The cost of chemicals and foam also increased due to the shortages. Severe weather impacts could also reduce supply of other products in our supply chain that could result in higher prices for our products and the resources needed to produce them. If we are unable to secure an adequate and timely supply of raw materials or products in our supply chain, or the cost of these raw materials or products materially increases, it could have a negative impact on our business, results of operations, and financial condition.
In 2023, drought conditions lowered the water levels of the Mississippi River and Panama Canal, reducing traffic through these waterways. Although these issues have not had a material impact on our results of operations, additional logistical disruptions could result in additional delays in our ability to deliver products timely to certain customers.
In addition, although the cost has not been, and is not expected to be, material to our business, results of operations, and financial condition, severe weather-related incidents may continue to result in increased costs of our property insurance.
The market transition risks related to climate change could adversely affect our business, results of operations, and financial condition.
We are engaged in the manufacture of various automotive components, including mechanical and pneumatic lumbar support and massage systems for seating, seat suspension systems, motors and actuators, and cables. For several decades, automotive manufacturers have sought lightweight components designed to increase fuel efficiency in the automobiles they manufacture. Replacing traditional steel components with high-strength steel, magnesium, aluminum alloys, carbon fiber, polymer composites, or post-consumer grade recycled nylon and plastics can directly reduce the weight of a vehicle's body and chassis and therefore reduce a vehicle's fuel consumption. This increased fuel efficiency also indirectly reduces greenhouse gas (GHG) emissions. Because of our technological competitiveness, this long-standing market transition has not had, and is not expected to have, a material negative impact on our share of the markets in which we compete. However, if we are unable to continue to react to changes in technology, successfully develop, engineer, and bring to market new and innovative products, or successfully respond to evolving business trends, including continuing to produce

PART I
comparatively lightweight components, our share in these automotive markets could be negatively impacted. If we are unable to sustain our competitiveness through innovation, or maintain our ability to satisfy customer requirements relative to product technology, there could be a material adverse effect on our results of operations and financial condition.
International economic, political, legal, and business factors could adversely impact our business, results of operations, financial condition, and cash flows.
We operate in global markets. Approximately 39% of our sales in 2023 were generated outside the United States. In addition, as of December 31, 2023, we had 50 manufacturing facilities outside the United States, and approximately 31% of our tangible long-lived assets were located outside the United States. Our reliance on international sales and international manufacturing facilities exposes us to a number of risks, including price and currency controls; government embargoes or foreign trade restrictions, including import and export tariffs; extraterritorial effects of U.S. laws such as the Foreign Corrupt Practices Act; expropriation of assets; war, civil uprisings, acts of terror, and riots; political instability; nationalization of private enterprises; hyperinflationary conditions; the necessity of obtaining governmental approval for new and continuing products and operations, currency conversion, or repatriation of assets; legal systems of decrees, laws, taxes, regulations, interpretations, and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; cost and availability of international labor, materials, and shipping channels; and customer loyalty to local companies. If realized, these factors could materially negatively impact our business, results of operations, financial condition, and cash flows.
FINANCIAL RISK FACTORS
There can be no assurance that we will continue to pay cash dividends on our common stock at the same or higher rate.
Financial conditions or our pursuit of strategic alternative uses of cash could lead to a reduction, suspension, or termination of the payment of cash dividends at any time. Dividends on shares of common stock are declared at the discretion of the Board of Directors. Our Board and management are evaluating capital allocation priorities, including cash allocated to paying dividends. Any decision would consider general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, our ability to generate sufficient earnings and cash flows, capital requirements, strategic alternatives, our decision to reduce leverage, our compliance with our leverage ratio under our credit agreement, contractual, legal, and tax implications, and other factors. There can be no assurance that we will continue to pay cash dividends on our common stock. Any reduction, suspension, or termination of our cash dividend payments could have a material negative effect on our stock price.
Macroeconomic uncertainties have had, and could further have, an adverse impact on the collection of receivables in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency.
Some of our customers have been adversely affected by macroeconomic uncertainties, and have suffered financial difficulty. Macroeconomic uncertainties may include, but are not limited to, rising interest rates, inflation, weak demand, changing market dynamics, increased geopolitical tensions, and political economic policy changes. As a result, our customers may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these parties.
We monitor our receivable portfolio closely and make reserve decisions based upon individual customer credit risk reviews, customer payment trends (percentage of current and past due), historical loss experience, and general macroeconomic and industry trends that could impact the expected collectability of all customers or pools of customers with similar risks.
While general macroeconomic elements and industry trends have been volatile the last few years, our focused account management has resulted in low loss experience and high levels of current (vs. past-due) accounts. Because of uncertainty around long-term impacts of the COVID-19 pandemic, we increased our allowance for general macroeconomic conditions by $6 million in 2020. We have made small adjustments to this component of our reserves over the last few years for various economic signals, but we continued to hold most of this reserve (applicable to the entire portfolio) until we could reasonably conclude that COVID would not impact collectability into the future. During 2023, we reduced the COVID component of our reserve, but added a component for other macroeconomic items (such as higher interest rates, geopolitical tension, and economic uncertainty). The net impact of this change was $4 million favorable to our allowance for doubtful accounts. In addition, 2023's allowance was reduced as accounts receivable balances were lower in 2023 as compared to 2022, including balances on specifically-reserved accounts and receipt of payments on some accounts that were previously fully reserved. As a result, we reduced our allowance for doubtful accounts by $7 million during 2023. We

PART I
recorded $3 million bad debt expense in 2022 related to macroeconomic uncertainties and ordinary customer credit reviews.
Weak demand and changing market dynamics have created disruption and financial instability for some of our customers, particularly in the Bedding Products segment. We have established reserves for these customers through the process of individual customer credit risk reviews, and we believe we have established appropriate reserves for these customers.
As of December 31, 2023, our allowance for doubtful accounts for trade receivables was $11 million. If we are unable to collect receivables on a timely basis, larger provisions for bad debt may be required and may result in a negative impact on our earnings, liquidity, cash flow, and financial condition.
Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which would be reduced if we determine that those assets are impaired. At December 31, 2023, goodwill and other intangible assets represented $1.7 billion, or 36% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 24% of total assets.
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
Weak demand and changing market dynamics in the bedding industry have created disruption and financial instability with some of our customers. While sales and earnings have been lower as compared to acquisition-date estimates for the customer bases associated with Elite Comfort Solutions (ECS) and Kayfoam (acquired in 2019 and 2021, respectively), estimated undiscounted cash flows for these asset groups exceeded their carrying amounts until the fourth quarter of 2023.
Late in the fourth quarter of 2023, certain of our ECS and Kayfoam customers notified us of efforts to improve their financial position, which could adversely impact our future cash flow forecasts. In early January 2024, we conducted an evaluation and determined that our sales and earnings forecasts should be reduced, and, as a result, we performed a recoverability test for these asset groups. Because the forecasted undiscounted cash flows had fallen below the carrying value for these asset groups, we tested for impairment by comparing the estimated fair value of long-lived assets to their carrying values, which resulted in a non-cash charge of $444 million for long-lived asset impairments (primarily customer relationships, technology, and trademark intangibles) in the Bedding Products segment during the fourth quarter of 2023. This impairment was unrelated to the Restructuring Plan as discussed in Operational Risk Factors beginning on page 16 and on page 37 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our annual goodwill impairment testing performed in the second quarter of 2023 and 2022 indicated no goodwill impairments. The fourth quarter 2023 activities resulting in the long-lived asset impairments discussed above were also considered a triggering event for goodwill impairment testing of the Bedding reporting unit, and no impairments were indicated. Future cash flows used in the fourth quarter 2023 goodwill impairment testing do not include expected benefits from the Restructuring Plan, as we did not commit to the Plan until January 2024. Fair value exceeded carrying value by less than 100% for four reporting units as summarized in the table below:

	Fair value in excess of carrying value for the goodwill impairment testing performed during			Goodwill
	Triggering event Fourth quarter 2023	Annual testing Second quarter 2023	Annual testing Second quarter 2022	As of December 31, 2023 (in millions)
Reporting unit with a triggering event
Bedding	19%	40%	54%	$907

Reporting units with no triggering event
Work Furniture		74	78	100
Aerospace		44	40	67
Hydraulic Cylinders		18	32	45

PART I
The Bedding reporting unit’s fair value decreased during 2023 primarily because of lower estimated future cash flows. Although the long-term outlook for the Bedding reporting unit remains positive, macroeconomic factors have negatively impacted consumer confidence and spending.
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
These items, as well as the activities resulting in the long-lived asset impairment discussed above, have had an adverse impact on the bedding market's forecasts and our estimated future cash flows.
The Work Furniture and Aerospace Products reporting units' fair value in the 2023 goodwill impairment testing was generally consistent with the prior year. Work Furniture demand for both contract and residential end-use products remained at low levels in 2023, but is expected to improve in future years. Aerospace’s long-term forecasts continue to reflect demand improvements as industry recovery continues. Current demand is now similar to pre-pandemic levels.
The Hydraulic Cylinders reporting unit's fair value in the 2023 goodwill impairment testing approximated carrying value, primarily due to an August 2022 acquisition. At the time of our annual goodwill impairment testing in the second quarter 2022, there was no goodwill associated with this reporting unit. While we anticipate long-term growth for this reporting unit, it is moving at a slow pace.
In evaluating the potential for impairment of goodwill and other long-lived assets, we make assumptions regarding future operating performance, business trends, and market and economic performance, as well as our future sales and operating margins, growth rates, and discount rates. There are inherent uncertainties related to these factors, including but not limited to:
•a sustained decline in our stock price, resulting in a material decrease in our market capitalization relative to book value
•a material difference in actual results or the long-term outlook of any of our reporting units compared to the assumptions and estimates used in the goodwill valuation calculations
•unexpected significant declines in operating results
•disruptions in our business
•loss of a material customer or discontinued supply contract with a customer
If these or any other significant items were to occur, we could incur non-cash impairment charges, which could have a material negative impact on our earnings.
For more information regarding goodwill and other long-lived assets, please refer to Note C on page 86 of the Notes to Consolidated Financial Statements.
Our borrowing costs and access to liquidity may be impacted if our credit ratings are lowered.
Independent rating agencies evaluate our credit profile on an ongoing basis and have assigned ratings for our long-term and short-term debt. In August 2023 and January 2024, two of our three credit rating agencies downgraded our credit rating. Although our credit ratings are still investment grade and we still have access to the commercial paper market, these recent downgrades have resulted in slightly higher interest costs. If our credit ratings are lowered below investment grade, or other factors impact marketability, we may not be able to access the commercial paper market. If we are unable to meet our short-term borrowing needs in the commercial paper market, we may rely more heavily on bank debt to fund short-term working capital needs at higher interest costs. Any future downgrades of our credit ratings could also further increase our cost of debt and negatively impact our weighted average cost of capital.
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

PART I
Our credit facility contains restrictive covenants. The covenants (a) require us to maintain as of the last day of each fiscal quarter, or if we borrow under the credit facility (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters, such ratio not being greater than 3.50 to 1.00, provided, however, subject to certain limitations, if the Company has made a Material Acquisition in any fiscal quarter, at the Company’s election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) limit the amount of total secured obligations to 15% of our total consolidated assets, and (c) limit our ability to sell, lease, transfer, or dispose of all, or substantially all, of the assets of the Company and its subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization Transaction, products sold in the ordinary course of business, and our ability to sell, lease, transfer, or dispose of any of the assets of the Company or one of its subsidiaries to the Company or one of its subsidiaries, as applicable) at any given point in time.
If our earnings are reduced, the covenants in the credit facility will continue to reduce our borrowing capacity, both under the credit facility or through commercial paper issuances. Depending on the degree of earnings reduction, our liquidity could be materially negatively impacted. This covenant may also restrict our current and future operations, including (i) our flexibility to plan for, or react to, changes in our businesses and industries; and (ii) our ability to use our cash flows, or obtain additional financing, for future working capital, capital expenditures, acquisitions, or other general corporate purposes. If we are not in compliance with the restrictive covenants in our credit facility, and are not able to negotiate more lenient terms, we may not be able to access the commercial paper market or borrow under the credit facility.
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
We may not be able to realize deferred tax assets on our balance sheet, depending upon the amount and source of future taxable income.
Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. As of December 31, 2023, we had $134 million of deferred tax assets (net of an $18 million valuation allowance). After netting of deferred tax liabilities, the net amount presented within Sundry assets on our Consolidated Balance Sheets is $13 million. It is possible the amount and source of our taxable income could materially change in the future. Particularly, our mix of earnings by taxing jurisdiction may materially change in that we may have more or less taxable income generated in North America, Europe, or Asia as compared to prior years. This change may impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.
MARKET RISK FACTORS
Costs of raw materials have negatively affected, and could continue to negatively affect, our profit margins and earnings. Labor costs could also negatively impact our profit margins and earnings.
Raw material cost increases, whether from inflation or otherwise, (and our ability to respond to cost increases through selling price increases) can significantly impact our earnings. We typically have short-term commitments from our suppliers; accordingly, our raw material costs generally move with the market. When we experience significant increases in raw material costs, we typically implement price increases to recover the higher costs. Inability to recover cost increases (or a delay in the recovery time) can negatively impact our earnings. Conversely, if raw material costs decrease, we generally pass through reduced selling prices to our customers. The timing of lower selling prices, combined with turnover rate of the higher-cost inventory on hand prior to the cost reduction, may reduce our profit margins and earnings.
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

PART I
rates (both in terms of timing and amount), metal margins could continue to be compressed, and this would negatively impact our results of operations.
We import certain chemicals to supplement domestic supply, but port delays and logistics issues could limit access to those products.We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. If we are unable to obtain the chemicals or pass the cost along to our customers, our results of operations may be negatively impacted.
Higher raw material costs could lead some of our customers to modify their product designs, causing a change in the quantity and mix of our components in their finished goods (replacing higher-cost with lower-cost components). If this were to occur, it could negatively impact our results of operations.
Shortages in the labor markets in some industries in which we operate could create challenges in hiring and maintaining adequate workforce levels. This could lead to increased labor costs and could negatively impact our results of operations.
Mattress and innerspring imports from foreign manufacturers have affected, and could continue to adversely affect, our market share, sales, profit margins, and earnings.
We continue to face pressure from foreign competitors, as some of our customers source a portion of their components and finished products offshore. We have experienced some reduced sales and lower earnings related to lower-priced imports of mattresses and innersprings. Continued lower-priced mattress and innerspring imports could further negatively impact market share, sales, profit margins, and earnings.
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
In July 2023, the Company, along with nine other domestic mattress producers and two labor unions, filed petitions with the DOC and the ITC alleging that manufacturers of mattresses in Bosnia and Herzegovina, Bulgaria, Burma, India, Italy, Kosovo, Mexico, the Philippines, Poland, Slovenia, Spain, and Taiwan were unfairly selling their products in the United States at less than fair value (dumping) and manufacturers of mattresses in Indonesia were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries. The ITC made a preliminary determination of injury in September 2023. In December 2023, the DOC made a negative preliminary determination on the filed petitions regarding subsidies. In January 2024, the DOC initiated an investigation on new subsidy allegations that were presented by the petitioners. The DOC’s preliminary determination on dumping was issued in February 2024, imposing additional duties on finished mattresses. The DOC’s final determinations are expected in July 2024, and the ITC’s final determination is expected in September 2024. If any of these determinations are negative, our market share, sales, profit margins, and earnings could be adversely affected.
We are exposed to foreign currency exchange rate risk which may negatively impact our competitiveness, profit margins, and earnings.
International sales have represented a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2023, 39% of our sales were generated by international operations, primarily in Europe, China, Canada, and Mexico. We expect that a significant amount of our sales will continue to come from outside the United States in the future. Of our manufacturing facilities, 50 are located outside the United States. We are also exposed to currency exchange rate fluctuations by our purchase of raw materials and component parts from suppliers in multiple countries. We experience currency-related gains and losses where sales or purchases are denominated in currencies other than the

PART I
functional currency. As of December 31, 2023, we had foreign exchange rate risk associated with the U.S. Dollar, Danish Krone, Euro, British Pound Sterling, and Mexican Peso. If these exchange rates devalue the currency we receive for the sale of our products, or the currency we use to purchase raw materials or component parts from our suppliers, it may have a material adverse effect on our competitiveness, profit margins, and earnings.
For more information regarding currency exchange rate risk, please refer to Note R on page 115 of the Notes to Consolidated Financial Statements.
Rising interest rates have affected, and could continue to affect, our interest expense and make it more costly to refinance our long-term debt.
We borrow money by issuing commercial paper with maturities of less than 270 days. We also have issued long-term senior notes with fixed interest rates. Our $300 million senior notes mature in November 2024, which we expect to retire predominantly with commercial paper. Interest rates on short-term borrowing have risen significantly, which has contributed to an increase in interest expense. Continued increases in interest rates could continue to negatively impact our interest expense, and make it more costly to refinance our outstanding senior notes.
INFORMATION TECHNOLOGY AND CYBERSECURITY RISK FACTORS
Information technology failures, cybersecurity incidents, or new technology disruptions could have a material adverse effect on our operations.
We have 135 production facilities in 18 different countries, primarily located in North America, Europe, and Asia. We rely on information systems to obtain, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process, and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. We also manage our production processes with certain industrial control systems. Consequently, we are subject to cybersecurity risk. We also have risk associated with the network connectivity and systems for consolidated reporting. Technology failures or security breaches of a new or existing infrastructure, including our industrial control systems, could impede normal operations, create system disruptions, or create unauthorized disclosure or alteration of confidential information.
From time to time, we have experienced immaterial cybersecurity threats and incidents. When these threats and incidents occur, we have taken appropriate remediation steps and, through investigation, determined that the threats or incidents did not have a material effect on our business, results of operations, or financial results. Although we are not aware of any material cybersecurity incidents, because of past immaterial cybersecurity threats and what we have learned in responding to those threats, we have accelerated several cybersecurity protection efforts. In 2024, we expect to spend roughly $9 million in maintaining and enhancing our cybersecurity protection efforts.
Cybersecurity alerts are monitored by our security operations center. When a cybersecurity alert meets certain categorized thresholds, as determined by our Cybersecurity Incident Response Plan, we follow an escalation review process which can result in our Chief Information Security Officer (CISO) forwarding the alert to the crisis response team consisting of our CEO, CFO, Chief Human Resources Officer, Chief Information Officer, and General Counsel. Our CISO and the Crisis Response Team, pursuant to guidance from our CISO, assess and manage our response to cybersecurity threats and incidents. Our CISO follows a risk-based escalation process to notify our General Counsel of certain cybersecurity threats and incidents, and our General Counsel analyzes our obligation to report any incident publicly. If the General Counsel determines disclosure is warranted, she reports this conclusion to the CISO, the Crisis Response Team, and the Company's Public Disclosure Committee for consideration and disclosure. In addition, our CISO (or CEO when warranted) reports cybersecurity activity to the Board of Directors quarterly, with procedures in place for interim reporting, if necessary. Our full Board has oversight of our cybersecurity process.
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
Although we have purchased broad form cyber insurance coverage and believe that our cybersecurity protection systems are adequate, cybersecurity risk has increased due to remote access, remote work conditions, and increased sophistication of cybersecurity adversaries, as well as the increased frequency of malware attacks. As such, information technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure or alterations of confidential information and disruptions to the systems of our third-party suppliers and providers. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems, including those

PART I
resulting from ransomware attached to our industrial control systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, ransom payments, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damage, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value.
In addition, our ability to effectively compete may be impacted by our ability to anticipate and respond effectively to the opportunity and threat presented by new technology disruption and developments, including artificial intelligence.
Finally, burdens associated with regulatory compliance, including regulations adopted by the SEC regarding cybersecurity disclosure, may increase our costs.
The unauthorized use of artificial intelligence could expose sensitive Company information, infringe intellectual property rights, violate privacy laws, and harm our reputation.
Our business uses artificial intelligence (AI) technologies, including those offered by third parties, on a limited basis, generally to mitigate cybersecurity risks. While we prohibit the use of unauthorized AI technologies, our employees may use AI in an unauthorized manner, which could expose our sensitive data to disclosure, violate third-party intellectual property rights, violate privacy laws, produce inaccurate responses that could lead to errors in our business activities, and ultimately harm our reputation. Our ability to mitigate these risks will depend on our continued effective maintenance, training, monitoring, and enforcement of appropriate policies governing the use of AI technologies, and the results of any such use, by us. If any of these risks are realized, it could adversely impact our results of operations, cash flow, financial condition, and stock price.
TRADE RISK FACTORS
Tariffs by the United States government could result in materially lower margins, lost sales, and an overall adverse effect on our results of operations.
While we frequently manufacture products where our customers are located, we do, in some cases, import and export various raw materials, components, or finished goods across several groups or business units, including Automotive, Bedding, and Geo Components. The United States has imposed broad-ranging tariffs on steel and aluminum (each of which we use in our manufacturing processes), a wide assortment of Chinese-made products, and other products on a country-specific basis. In retaliation, many other countries have imposed counter-tariffs on U.S.-produced items. If we are unable to pass through additional costs created by current or new tariffs, it could result in materially lower margins, lost sales, and an overall adverse effect on our results of operations.
U.S. export controls against China could contribute to a global semiconductor shortage and negatively impact (i) our ability to manufacture and timely deliver our products, (ii) our OEM and Tier customers’ production schedules, and (iii) the demand for our products.
Our Automotive Group uses semiconductors in seat comfort products and, to a lesser extent, in motors and actuators. According to certain market reports, China is a significant manufacturer of semiconductors. The U.S. government has imposed export controls regarding certain advanced semiconductor chips and semiconductor manufacturing equipment which restrict U.S. companies’ ability to export these products to China without a license. The Netherlands and Japan have also moved forward with more restrictive export controls related to specific equipment used for the manufacture of semiconductors. The new controls may contribute to a global semiconductor shortage and negatively impact our ability to source an adequate supply of semiconductors used in our manufacturing processes. If so, any resulting shortage could endanger our ability to manufacture and timely deliver our products. It also could negatively impact our OEM and Tier customers’ production schedules and the demand for our products. Additionally, China may adopt retaliatory trade restrictions against U.S. companies. If this occurs, our Chinese-based operations may be negatively impacted. Any of these risks, if realized, could negatively impact our business, results of operations, and financial condition.
REGULATORY RISK FACTORS
Privacy and data protection regulations are complex and could harm our business, reputation, financial condition, and operating results.
Governments around the world have adopted legislative and regulatory proposals concerning the collection and use of personal data. As a multi-national company with employee personal data and business contact information from individuals in many countries, we are subject to many different data protection laws, including federal and state-specific laws in the

PART I
U.S., and the laws of other jurisdictions in which we operate, such as those in Europe, China, and Brazil. For example, the European Union (EU) General Data Protection Regulation (GDPR) and United Kingdom (UK) GDPR apply to our operations that collect or process personal data of EU individuals and UK individuals, respectively. If our operations are found to violate GDPR or the UK GDPR, we may incur substantial fines, face reputational harm, and be required to change our business practices, any of which could have an adverse effect on our business.
As a U.S. company, the ability to manage aspects of our operation and workforce centrally and the ability to make decisions based on complete and accurate global data are important and require the ability to transfer and access personal data. The adequacy of the laws of the data-importing country are of increasing importance under various laws, including the GDPR, the UK GDPR, and Brazil’s general data protection law. The validity of data transfer mechanisms remains subject to legal, regulatory, and political developments in many countries, including Brazil, Europe, China, and the U.S. The expected legal challenges to the EU-US Data Privacy Framework, the complex assessment and documentation requirements under the EU Standard Contractual Clauses, the documentation and filing requirements under China’s PIPL (Personal Information Protection Law), as well as the still evolving guidance from Brazil, could have an adverse impact on our ability to process and transfer personal data. This may inhibit our ability to transfer our employee personal data from our other operations, such as in Europe, China, and Brazil, to our headquarters in the U.S. or elsewhere, making it much more difficult to effectively manage our global human capital. These evolving privacy and data protection requirements create uncertainty and added compliance obligations that could harm our business, reputation, financial condition, and operating results.
Environmental regulatory compliance costs, additional potential related liabilities and climate change transition risks, including new treaties, laws, and regulations, could negatively impact our business, capital expenditures, compliance costs, results of operations, financial condition, competitive position, and reputation.
Increased focus by the U.S. and other governmental authorities on climate change and other environmental matters has led to enhanced regulation in these areas, which is expected to result in increased compliance costs and could subject us to additional potential liabilities. The extent of these costs and risks is difficult to predict and will depend, in large part, on the extent of final regulations and the ways in which those regulations are enforced.
Many scientists, legislators, and others attribute global warming to increased levels of GHG emissions, including carbon dioxide. As of December 31, 2023, we had 135 manufacturing facilities in 18 countries. Most of our facilities are engaged in manufacturing processes that produce GHG emissions, including carbon dioxide. We also maintain a fleet of over-the-road tractor trailers that emit GHG emissions when providing freight services to many of our U.S.-based manufacturing locations. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There are certain transition risks (meaning risks related to the process of reducing our carbon footprint) that could materially affect our business, capital expenditures, results of operations, financial condition, competitive position, and reputation. One of these transition risks is the change in treaties, laws, policies, and regulations that could impose significant operational and compliance burdens. For example, some of our operations are subject to certain governmental actions like the EU “European Green Deal” (which provides for a 55% reduction in net GHG emissions by 2030 (compared to 1990 levels), and no net emissions of GHG by 2050), and the “Paris Agreement” (which is an international treaty on climate change designed to lower GHG emissions).
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
In addition, overall, there continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. If these laws or regulations (including the SEC's proposed rule regarding climate-related disclosures) impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. Non-compliance

PART I
with climate change treaties or legislative and regulatory requirements could also negatively impact our reputation. To date, however, we have not experienced a material impact from climate change legislative and regulatory efforts.
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
Our sustainability report details how we seek to manage our operations responsibly and ethically. The sustainability report includes our ESG policies and practices on a variety of matters, including, but not limited to, Board and management sustainability oversight, governance and ethics, environmental sustainability, climate change and greenhouse gas emissions reduction, employee health, safety, inclusion and diversity, product stewardship, quality and safety management, and supply chain social standards and compliance. In the past few years, we broadened the scope of the Board’s Nominating, Governance and Sustainability Committee to include oversight of our ESG programs and related risks. We also added positions including our first Chief Human Resources Officer and Sustainability Director to help lead and evaluate our ESG practices. In 2022, we conducted our first materiality assessment to identify ESG-related opportunities that will drive the most value for our company and those we serve. We engaged a broad variety of our stakeholders to get their input on which ESG topics were of the highest importance to them. We also assessed our ability to make a positive business impact in these same ESG areas. Together, this information is helping to better inform us as we prioritize and advance our ESG strategies. We expect to share the results of the materiality assessment and key ESG objectives and goals in the first half of 2024. However, it is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. In addition to the costs associated with the above-mentioned positions and other activities, we could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards set forth in the sustainability report could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us. Our sustainability report can be found at www.leggett.com. Our website does not constitute part of this Form 10-K.
Changes in tax laws or challenges to our tax positions pursuant to ongoing tax audits could negatively impact our earnings and cash flows.
We are subject to the tax laws and reporting rules of the U.S. (federal, state, and local) and several foreign jurisdictions. Current economic and political conditions make these tax rules (and governmental interpretation of these rules) in any jurisdiction, including the U.S., subject to significant change and uncertainty. There are proposals by the Organization for Economic Cooperation and Development, the European Union, and other tax jurisdictions, some of which are currently being adopted in various countries, to reform tax laws or change interpretations of existing tax rules. These proposals generally center around global base erosion and profit shifting (BEPS) concepts, and as they are adopted, could continue to impact how our earnings and transactions are taxed as a multinational corporation. Whether, or in what form, these proposals will become law in various countries around the world, or how such laws might be interpreted, could impact our assumptions related to the taxation of certain foreign earnings and have an adverse effect on our earnings and cash flows.
We are subject to audit by taxing authorities in the countries where we operate and are currently in various stages of examination in several of these jurisdictions. We have established liabilities as we believe are appropriate, with such amounts representing what we believe is a reasonable provision for taxes that we ultimately might be required to pay. However, these liabilities could be increased over time as more information becomes known relative to the resolution of these audits, as either certain governmental tax positions may be sustained, or we may agree to certain tax adjustments. We could incur additional tax expense if we have adjustments higher than the liabilities recorded.
We are subject to value-added taxes (VAT) in various foreign jurisdictions. Where we are entitled to a refund of the VAT we have paid, we are required to make a claim for refund from the government authorities. We establish VAT receivables for these claims, but have been experiencing significant refund delays in Mexico. Although we believe the amounts we have claimed are fully realizable, continued government actions in Mexico, including audits of the amounts we

PART I
have requested, could either further delay the receipt of our refunds, or cause us to settle for a lesser amount than the VAT receivable we have recorded. These actions could adversely impact our future cash flows and/or pretax earnings.
LITIGATION RISK FACTORS
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded an immaterial aggregate litigation contingency accrual at December 31, 2023. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies are estimated to be $22 million. If our assumptions or analyses regarding any of our contingencies are incorrect, if facts and circumstances change, or if future litigation arises, we could realize losses in excess of the recorded accruals (and in excess of the $22 million referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see Note S on page 115 of the Notes to Consolidated Financial Statements.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We rely on information systems to obtain, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process, and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. We also manage our production processes with certain industrial control systems. Consequently, we are subject to cybersecurity risk.
From time to time, we have experienced immaterial cybersecurity threats and incidents. When these threats and incidents have occurred, we have taken appropriate remediation steps and, through investigation, determined that the threats or incidents did not have a material effect on our business, results of operations, or financial results.
Cybersecurity Risk Management and Strategy
We have a process in place for assessing, identifying, and managing material risks from cybersecurity threats and incidents, which is based on industry-recognized frameworks and takes a multifaceted approach to protecting our network, systems, and data, including personal information. To prevent cybersecurity incidents, we deploy a wide range of protective security technologies and tools, including, but not limited to, encryption, firewalls, endpoint detection and response, security information and event management, multi-factor authentication, and threat intelligence feeds. To maintain the effectiveness of this framework, we conduct periodic real-world simulation exercises to test, educate, promote awareness, and identify any refinements needed.
Cybersecurity threats are identified, assessed, and monitored by our security operations center, which is staffed with cybersecurity professionals who report to the Company's Chief Information Security Officer (CISO), and includes resources provided by external vendors. When a cybersecurity threat or incident meets certain categorized thresholds as determined by our Cybersecurity Incident Response Plan, we follow an escalation review process which can result in our CISO forwarding the threat or incident to our cybersecurity crisis response team consisting of our Chief Executive Officer (CEO), Chief Financial Officer, Chief Human Resources Officer, Chief Information Officer, and General Counsel (the "Crisis Response Team"). Our CISO and the Crisis Response Team, pursuant to guidance from our CISO, assess and manage our response to cybersecurity threats and incidents. Our CISO follows a risk-based escalation process to notify our General Counsel of certain cybersecurity threats and incidents, and our General Counsel analyzes our obligation to report any incident publicly. If the General Counsel determines disclosure is warranted, she reports this conclusion to the CISO, the Crisis Response Team, and the Company's Public Disclosure Committee for consideration and disclosure.
We have integrated cybersecurity risk into our overall enterprise risk management (ERM) process. Pursuant to the ERM process, cybersecurity risk is evaluated for likelihood, significance, and velocity on a semiannual basis by designated risk owners. The risk owners consist of a cross-functional group of leaders, led by our CISO. Based on the ERM analysis, we adjust, if necessary, our process for the identification, assessment, and monitoring of cybersecurity threats and incidents.

PART I
We engage third parties in connection with our cybersecurity identification, assessment, and response processes, including to periodically benchmark our cybersecurity program against the National Institute of Standards and Technology’s Cybersecurity Framework. We also maintain active retainers with certain third parties that can be engaged in the event of a cybersecurity threat or incident. We have established a process to oversee and identify risks and cybersecurity threats associated with our third-party service providers, which includes the use of monitoring technology. We also survey certain third-party providers regarding their security controls.
Although we have not experienced any material cybersecurity incidents, because of past immaterial cybersecurity threats and incidents, and what we have learned in responding to those threats, we have accelerated multiple cybersecurity program enhancement efforts, including expansion of resources, increased visibility, and stronger protective controls. In 2024, we expect to spend roughly $9 million in maintaining and enhancing our cybersecurity protection efforts. As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, including our business strategy, results of operations, or financial condition. However, for a discussion of risks from cybersecurity threats that could materially affect our business strategy, results of operations, or financial condition, see Item 1A. Risk Factors - "Information technology failures, cybersecurity incidents, or new technology disruptions could have a material adverse effect on our operations" on page 24, which is incorporated by reference into this Item 1C.
Cybersecurity Governance
Our Board has oversight of all cybersecurity threats and incidents. On a quarterly basis, and more often if warranted, the CISO, or the CEO in coordination with the CISO, reports to the full Board any potentially material cybersecurity threat or incident and our activities regarding the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents.
Our CISO and the Crisis Response Team, pursuant to guidance from our CISO, assess, identify, and manage material risks from cybersecurity threats and incidents, as described above under "Cybersecurity Risk Management and Strategy." The CISO has served in this role since 2022, and has over 20 years of professional experience in identifying, evaluating, and responding to cybersecurity threats and incidents. The CISO holds a bachelor’s degree in electrical engineering from Arizona State University and is a Certified CISO under the Carnegie Mellon University CISO Certification Program, a Certified Information Systems Auditor (CISA), and a Certified Information Systems Security Professional (CISSP). Members of the Crisis Response Team have extensive work experience in systems and programming, auditing, compliance and privacy laws, financial controls and procedures, and operations management. With the assistance of the CISO, along with our internal cybersecurity and information technology professionals and our third-party cybersecurity consultants and advisors, the Crisis Response Team is charged with the responsibility of preventing, detecting, mitigating, and remediating cybersecurity threats and incidents.
Although we have purchased broad form cyber insurance coverage and believe that our cybersecurity protection systems are adequate, cybersecurity risk has increased due to remote access, remote work conditions, and increased sophistication of cybersecurity adversaries, as well as the increased frequency of malware attacks. As such, information technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure or alterations of confidential information and disruptions to the systems of our third-party suppliers and providers. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems, including those resulting from ransomware attached to our industrial control systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, ransom payments, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damage, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value.
For more information regarding cybersecurity risks, refer to Information Technology and Cybersecurity Risk Factors on page 24.

PART I
Item 2. Properties.
Our corporate office is located in Carthage, Missouri. As of December 31, 2023, we had 135 manufacturing locations in 18 countries, of which 85 were located across the United States and 50 were located in foreign countries. We also had various sales, warehouse, and administrative facilities. However, our manufacturing plants are our most important properties.
Manufacturing Locations by Segment

	Company- Wide	Subtotals by Segment
Manufacturing Locations		Bedding Products	Specialized Products	Furniture, Flooring & Textile Products
United States	85	36	6	43
Europe	19	7	10	2
China	14	1	11	2
Canada	8	—	3	5
Mexico	5	2	2	1
Other	4	1	3	—
Total	135	47	35	53
For more information regarding the geographic location of our manufacturing facilities refer to Geographic Areas of Operation under Item 1 Business on page 9.
Manufacturing Locations Owned or Leased by Segment

	Company- Wide	Subtotals by Segment
Manufacturing Locations		Bedding Products	Specialized Products	Furniture, Flooring & Textile Products
Owned	70	33	14	23
Leased	65	14	21	30
Total	135	47	35	53
We lease many of our manufacturing, warehouse, and other facilities on terms that vary by lease (including purchase options, renewals, and maintenance costs). For additional information regarding lease obligations, see Note J on page 97 of the Notes to Consolidated Financial Statements. We do not have any manufacturing facilities that are subject to liens or encumbrances that are material to the segment in which they are reported or to the Company as a whole.
No individual physical property is material to our overall manufacturing processes, except for our steel rod mill in Sterling, Illinois, which is reported in our Bedding Products segment. The rod mill consists of approximately 1 million square feet of owned production space. It has annual output capacity of approximately 500,000 tons of steel rod, of which a substantial majority is used by our own wire mills. Our wire mills convert the steel rod into drawn steel wire. This wire is used in the production of many of our products, including mattress innersprings. A disruption to the operation of, or supply of steel scrap to, our steel rod mill could require us to purchase steel rod from alternative supply sources, subject to market availability. Trade actions by the U.S. government, along with the existence of antidumping and countervailing duty orders against multiple countries, could result in reduced market availability and/or an increase in the cost of steel rod. If we experience a disruption in our ability to produce steel rod in our mill, for whatever reason, coupled with a reduction of adequate and/or timely supply from alternative market sources of quality steel rod, we could experience a material negative impact on our Bedding Products segment’s and the Company’s results of operations.
We believe that our owned and leased facilities are suitable and adequate for the manufacture, assembly, and distribution of our products. Our properties are located to allow timely and efficient delivery of products and services to our diverse customer base. In 2023, most of our manufacturing facilities operated at less than full capacity utilization rates. As such, we have excess production capacity in most of our businesses.

PART I
In the first quarter of 2024, we committed to the Restructuring Plan, pursuant to which we expect to consolidate between 15 and 20 manufacturing and distribution facilities in the Bedding Products segment, primarily in the United States. The production in the affected facilities is expected to be consolidated into other facilities, or in a few cases, eliminated. Optimizing our manufacturing and distribution footprint should reduce complexity, improve overall efficiency, and align capacity with anticipated future market demand. These actions are expected to allow us to further integrate our specialty foam and innerspring capabilities, while maintaining our service and quality levels. For more information about the Restructuring Plan, please see the discussion under Restructuring Plan in Operational Risk Factors beginning on page 16 in Item 1A Risk Factors, and on page 37 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Legal Proceedings.
Reference is made to the information in Note S on page 115 of the Notes to Consolidated Financial Statements, which is incorporated into this section by reference.
Mattress Antidumping Matters
Petition Regarding China, Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam. On March 31, 2020, the Company, along with six other domestic mattress producers, Brooklyn Bedding LLC, Corsicana Mattress Company, Elite Comfort Solutions (a Leggett subsidiary), FXI, Inc., Innocor, Inc., and Kolcraft Enterprises, Inc., and two labor unions, the International Brotherhood of Teamsters and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO (collectively, “Petitioners”), filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and manufacturers of mattresses in China were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries.
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
On December 19, 2023, the CIT ruled in favor of the ITC and Petitioners and sustained the ITC’s unanimous injury decision. On February 15, 2024, one respondent filed an appeal of the CIT's decision to the U.S. Court of Appeals for the Federal Circuit. These matters and the other appeals are ongoing with no timeline for decisions.
Petition Regarding Indonesia, Bosnia and Herzegovina, Bulgaria, Burma, India, Italy, Kosovo, Mexico, the Philippines, Poland, Slovenia, Spain, and Taiwan. On July 28, 2023, the Company, along with nine other domestic mattress producers, Brooklyn Bedding LLC, Carpenter Company, Corsicana Mattress Company, Future Foam, Inc., FXI, Inc., Kolcraft Enterprises Inc., Serta Simmons Bedding, LLC, Southerland Inc., and Tempur Sealy International, and two labor unions, the International Brotherhood of Teamsters and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO (collectively, “Petitioners”), filed petitions

PART I
with the DOC and the ITC alleging that manufacturers of mattresses in Bosnia and Herzegovina, Bulgaria, Burma, India, Italy, Kosovo, Mexico, the Philippines, Poland, Slovenia, Spain, and Taiwan were unfairly selling their products in the United States at less than fair value (dumping) and manufacturers of mattresses in Indonesia were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries. The ITC made a preliminary determination of injury on September 11, 2023. On December 26, 2023, the DOC made a negative preliminary determination on the filed petitions regarding subsidies. On January 19, 2024, the DOC initiated an investigation on new subsidy allegations that were presented by the Petitioners. The DOC’s preliminary determination on dumping was issued February 26, 2024 and imposed duties ranging from 10.74% to 744.81% on finished mattresses. The DOC’s final determinations are expected in July 2024, and the ITC’s final determination is expected in September 2024.
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

Name	Age	Position
J. Mitchell Dolloff	58	President and Chief Executive Officer
Benjamin M. Burns	46	Executive Vice President and Chief Financial Officer
Jennifer J. Davis	48	Executive Vice President and General Counsel
J. Tyson Hagale	46	Executive Vice President, President—Bedding Products
Steven K. Henderson	63	Executive Vice President, President—Specialized Products and Furniture, Flooring & Textile Products, effective through April 1, 2024
Ryan M. Kleiboeker	45	Executive Vice President—Chief Strategic Planning Officer
Christina Ptasinski	64	Executive Vice President—Chief Human Resources Officer
R. Samuel Smith, Jr.	56	Senior Vice President, President—Furniture, Flooring & Textile Products, effective April 2, 2024
Tammy M. Trent	57	Senior Vice President—Chief Accounting Officer
Subject to certain severance benefit agreements, the executive officers generally serve at the pleasure of the Board of Directors. The severance benefit agreements with Messrs. Dolloff, Burns, Hagale and Henderson are listed as exhibits to this report. Please see Exhibit Index on page 118 for reference to the agreements.
J. Mitchell Dolloff was appointed the Company’s Chief Executive Officer, effective January 1, 2022, and continues to serve as President since his appointment in 2020. He previously served as Chief Operating Officer from 2019 until his appointment as CEO, President—Bedding Products from 2020 to 2021, Executive Vice President, President—Specialized Products and Furniture Products from 2017 to 2019, Senior Vice President and President of Specialized Products from 2016 to 2017, Vice President and President of the Automotive Group from 2014 to 2015, President of Automotive Asia from 2011 to 2013, Vice President of Specialized Products from 2009 to 2013, and in various other capacities for the Company since 2000. Beginning April 2, 2024, Mr. Dolloff will oversee the Specialized Products segment on an interim basis after Mr. Henderson's retirement as discussed below.
Benjamin M. Burns was appointed Executive Vice President and Chief Financial Officer on June 21, 2023. He previously served the Company as Executive Vice President—Business Support Services during 2023, Senior Vice President—Business Support Services in 2022, Vice President, Business Support Services from 2019 to 2022, Vice President, Treasurer from 2017 to 2019 and Vice President, Internal Audit/Due Diligence from 2012 to 2017. Mr. Burns served the Company in various other auditing capacities since 2003.

PART I
Jennifer J. Davis was appointed Executive Vice President and General Counsel, effective January 1, 2024. She previously served as Vice President – Deputy General Counsel from 2020 to 2023, as Deputy General Counsel from 2015 to 2020, and as Associate General Counsel & Chief Litigation Counsel from 2012 to 2022 after joining the Company’s Legal Department in 2006.
J. Tyson Hagale was appointed Executive Vice President, President—Bedding Products in February 2023. He previously served the Company as Senior Vice President, President—Bedding Products since 2021, Commercial Vice President for Domestic Bedding since 2020, President of the Home Furniture Group in 2020, President of the Furniture Hardware Division from 2018 to 2020, Director of Market Plan Development from 2015 to 2018, and Business Development Director from 2011 to 2015. He joined Leggett in 2001 as a member of the Corporate Development Department, and served in a variety of financial and strategic roles during his first ten years with the Company.
Steven K. Henderson was appointed Executive Vice President, President—Specialized Products and Furniture, Flooring & Textile Products in 2020. Mr. Henderson previously served the Company as Vice President, President—Automotive Group since 2017. He joined the Company after more than 30 years of experience in a variety of leadership positions at Dow Automotive Systems and served as Business President—Automotive Systems since 2009, where he was responsible for the global business, including profit and loss, business strategy, and organizational health. On February 26, 2024, Mr. Henderson notified the Company of his decision to retire, effective April 1, 2024.
Ryan M. Kleiboeker was appointed Executive Vice President—Chief Strategic Planning Officer on February 26, 2024. He previously served the Company as Senior Vice President—Chief Strategic Planning Officer since June 2023 and Vice President—Corporate Development and Financial Planning since 2020. He held roles within the Company’s operations from 2016 to 2020, including Director of Finance and Business Development for the Specialized and Furniture, Flooring & Textile Products segments, and served as Director of Corporate Development in 2015 and in various other roles since 2005.
Christina Ptasinski was appointed Executive Vice President—Chief Human Resources Officer in February 2023. She previously served the Company as Senior Vice President—Chief Human Resources Officer since 2021. She joined the Company with over 20 years of human resources leadership experience. She most recently served, from 2019 to 2021, as Senior Vice President HR for CEVA Logistics, where she previously served as Head of Global HR Performance from 2018 to 2019. CEVA Logistics is a global logistics and supply chain company in both freight management and contract logistics operating in many countries with thousands of employees. Prior to that, Ms. Ptasinski was the Chief Human Resources Officer for Crane Worldwide Logistics from 2008 to 2018. Crane Worldwide Logistics is a logistics and supply chain company providing customized supply chain solutions, intermodal transportation and warehousing with over 100 locations in several countries.
R. Samuel Smith, Jr., was appointed as Senior Vice President, President—Furniture, Flooring & Textile Products, on February 26, 2024, to be effective April 2, 2024. Mr. Smith has served the Company as President—Home Furniture Group since 2020, VP Operations—Home Furniture Group from 2019 to 2020, and VP Operations—Seating & Distribution from 2018 to 2019 after joining the Company in 2014 as the general manager of Matrex, a Home Furniture operation. Prior to Leggett, Mr. Smith served as Chief Operating Officer for a medical billing company, and he spent sixteen years at Unifi, Inc., a multinational textile fiber processor in various engineering, sales, and general management roles.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the New York Stock Exchange (symbol LEG).
Shareholders and Dividends
As of February 20, 2024, we had 5,612 shareholders of record.
In 2023, we increased the annual dividend by $.08 from $1.74 to $1.82 per share. We have no contractual restrictions that materially limit our ability to pay such dividends. Our Board of Directors and management are evaluating capital allocation priorities, including cash allocated to paying dividends. Our Board may change our dividend policy at any time and could do so, for example, if it was to determine that (i) strategic alternative uses of cash are in the best interest of the Company and its shareholders, or (ii) we have insufficient cash to fund dividends, capital expenditures, or working capital needs, to reduce leverage, or to ensure compliance with our leverage ratio under our credit agreement.
For more information on dividends see Dividends in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 51.
Issuer Purchases of Equity Securities
As seen by the below table, neither us nor any affiliated purchaser purchased any shares of our common stock during any calendar month in the fourth quarter of 2023.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 2023	—	$—	—	10,000,000
November 2023	—	$—	—	10,000,000
December 2023	—	$—	—	10,000,000
Total	—	$—	—
1 This column does not include shares withheld for taxes on stock unit conversions, as well as forfeitures of stock units, all of which totaled 21,215 shares in the fourth quarter of 2023.
2 On February 22, 2022, the Board authorized management to repurchase up to 10 million shares each calendar year. This standing authorization was announced in the annual report on Form 10-K for the year ended December 31, 2021, filed February 22, 2022, and will remain in force until repealed by the Board of Directors. This standing Board authorization updated a prior Board authorization in 2004 which provided the same repurchase authority to the Company with only minor administrative differences. As such, we have had substantively the same share repurchase authority since 2004, and this authority included the 2023 calendar year. No specific repurchase schedule has been established.

PART II
Stock Performance Graph
The following graph and table below show the cumulative total shareholder return for five years for the Company’s common stock (LEG), the S&P Midcap 400® index, and our Peer Group index. The comparison assumes that $100 was invested on December 31, 2018 in shares of LEG and in each of the indices, and assumes that all of the dividends were reinvested. We measure the Company’s relative performance against the S&P Midcap 400® index, of which the Company is included. The Company has selected a Peer Group of manufacturing companies that, though involved in different industries, resemble the Company in diversification, strategy, growth objectives, acquisitiveness, customer breadth, and geographic extent. Our Peer Group includes: Carlisle Companies Incorporated (CSL), Danaher Corporation (DHR), Dover Corporation (DOV), Eaton Corporation plc (ETN), Emerson Electric Co. (EMR), Illinois Tool Works Inc. (ITW), Ingersoll Rand Inc. (IR), Masco Corporation (MAS), Pentair plc (PNR), and PPG Industries, Inc. (PPG).

Comparison of 5 Year Cumulative Total Shareholder Return
$300
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
LEG
S&P Midcap 400
Peer Group

	For the Years Ended
	2018	2019	2020	2021	2022	2023
LEG	$100	$147	$134	$129	$106	$92
S&P Midcap 400	100	126	143	179	155	181
Peer Group	100	145	181	249	213	251

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
Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
HIGHLIGHTS

	2023	2022	2021
(Dollar amounts in millions, except for per share data)
Net trade sales	$4,725	$5,147	$5,073
Earnings (loss) before interest and taxes (EBIT)	(90)	485	596
Cash from operations	497	441	271
Total debt	1,988	2,084	2,090
Dividends per share	$1.82	$1.74	$1.66

Trade sales decreased 8% in 2023. Organic sales decreased sales 10%, with volume declines of 6% and combined raw material-related price decreases and currency impact of 4%. Acquisitions, net of divestitures, contributed 2% to sales growth. 2022 trade sales increased 1% due to acquisitions, net of divestitures.
Earnings in 2023 decreased primarily from a $444 million non-cash impairment of long-lived assets (primarily customer relationships, technology, and trademark intangibles), metal margin compression in our Steel Rod business, and lower trade sales volume in residential end markets partially offset by higher trade sales volume in industrial end markets. Earnings in 2022 decreased primarily from lower trade sales volume, lower overhead absorption from reduced production, operational inefficiencies in Specialty Foam, higher raw material and transportation costs and operational inefficiencies in Automotive, and the non-recurrence of a prior year gain on the sale of real estate associated with our exited Fashion Bed business. These decreases were partially offset by metal margin expansion in our Steel Rod business and pricing discipline in the Furniture, Flooring & Textile Products segment.
In 2023, we generated $497 million in cash from operations compared to $441 million in 2022. The increase was primarily driven by working capital improvements partially offset by lower earnings. Cash flow in 2021 was significantly impacted by increased working capital due to restocking efforts following inventory depletion in 2020. Although working capital was still a use of cash in 2022, it was much improved over 2021. We returned to inventory levels more reflective of demand in 2022, which was partially offset by a decrease in accounts payable as purchases slowed due to lower volume and efforts to reduce inventory levels.
We ended 2023 with $332 million of availability under the $1.2 billion credit facility. In August 2022, we used our commercial paper program to repay $300 million of 3.4%, 10-year bonds that matured.
We increased the annual dividend in 2023 to $1.82 per share from $1.74 per share in 2022 and extended our record of consecutive annual increases to 52 years. In 2023, we repurchased minimal shares of our stock as we focused on managing cash and debt repayment. For the full year, we used $6 million to repurchase approximately .2 million shares of our stock at an average price of $32.56.
Portfolio management remains a strategic priority. Over the past several years, we have enhanced our business portfolio by executing on our strategy of pursuing profitable growth and exiting or restructuring businesses that consistently struggled to deliver acceptable returns. We had no acquisitions in 2023. In 2022, we acquired four businesses:

PART II
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

INTRODUCTION
Customers
We serve a broad suite of customers, with our largest customer representing less than 6% of our sales in 2023. Many are companies whose names are widely recognized. They include bedding brands and manufacturers, residential and office furniture producers, automotive OEM and Tier 1 manufacturers, and a variety of other companies.
Organic Sales
We calculate organic sales as trade sales excluding sales attributable to acquisitions and divestitures consummated within the last twelve months. Management uses the metric, and it is useful to investors, as supplemental information to analyze our underlying sales performance from period to period in our legacy businesses.
Major Factors That Impact Our Business
Long-Lived Asset Impairment
Weak demand and changing market dynamics in the bedding industry have created disruption and financial instability with some of our customers. While sales and earnings have been lower as compared to acquisition-date estimates for the customer bases associated with Elite Comfort Solutions (ECS) and Kayfoam (acquired in 2019 and 2021, respectively), estimated undiscounted cash flows for these asset groups exceeded their carrying amounts until the fourth quarter of 2023.
Late in the fourth quarter of 2023, certain of our ECS and Kayfoam customers notified us of efforts to improve their financial position, which could adversely impact our future cash flow forecasts. In early January 2024, we conducted an evaluation and determined that our sales and earnings forecasts should be reduced, and, as a result, we performed a recoverability test for these asset groups. Because the forecasted undiscounted cash flows had fallen below the carrying value for these asset groups, we tested for impairment by comparing the estimated fair value of long-lived assets to their carrying values, which resulted in a non-cash charge of $444 million for long-lived asset impairments (primarily customer relationships, technology, and trademark intangibles) in the Bedding Products segment during the fourth quarter of 2023. This impairment was unrelated to the Restructuring Plan as discussed in Operational Risk Factors beginning on page 16 in Item 1A Risk Factors and in the Restructuring Plan section below.
The fourth quarter 2023 activities resulting in the long-lived asset impairments discussed above were also considered a triggering event for goodwill impairment testing of the Bedding reporting unit, and no impairments were indicated (as discussed on page 61 in Goodwill and Long-Lived Asset Impairment Testing). We will continue to monitor our Bedding reporting unit, and changed facts and circumstances may lead to a different determination in the future.
Restructuring Plan
In the first quarter of 2024, we committed to a restructuring plan, primarily associated with our Bedding Products segment and, to a lesser extent, our Furniture, Flooring & Textile Products segment (the “Restructuring Plan” or “Plan”), which is expected to be substantially complete by the end of 2025. Optimizing our manufacturing and distribution footprint should reduce complexity, improve overall efficiency, and align capacity with anticipated future market demand. Pursuant to the Plan, we expect to:
•consolidate between 15 and 20 production and distribution facilities (out of 50) in the Bedding Products segment and a small number of production facilities in our Furniture, Flooring & Textile Products segment;
•reduce workforce levels over time;
•incur restructuring and restructuring-related costs between $65 and $85 million, of which approximately half are anticipated to be incurred in 2024 and the remainder in 2025. This includes $30 to $40 million in future cash costs, the majority of which are anticipated to be incurred in 2024;
•ultimately realize a positive financial impact when fully implemented in late 2025;

•receive between $60 and $80 million in pretax net cash proceeds from the sale of real estate associated with the Restructuring Plan; and
•experience a reduction in annual sales by approximately $100 million.
Because of certain risks and uncertainties, the Plan may not achieve its intended outcomes. Our estimates of the number of facilities to be consolidated and the cash and non-cash costs and impairments associated with the Plan are preliminary in nature. All or some of the estimates may change as our analysis develops and additional information is obtained. Also, we may not be able to implement the Plan in a timely manner that will positively impact our financial condition and results of operations. Moreover, we may not be able to dispose of real estate pursuant to the Plan or obtain the expected proceeds in a timely manner, and the number of employees impacted by the Plan may change. It is also possible that the Plan may have a negative impact on our relationships with our employees, customers, and vendors. Finally, because restructuring activities are complex and involve time-consuming processes, substantial demands may be placed on management, which could divert attention from other business priorities or disrupt our daily operations. Any failure to achieve the intended outcomes could materially adversely affect our business, financial condition, results of operations and cash flows, and liquidity.
We continue to evaluate opportunities across our businesses for further restructuring opportunities in addition to those activities included in the announced Plan. The execution of any of these opportunities may result in additional material restructuring costs, restructuring-related costs, or impairments.
Market Demand
Market demand (including product mix) is impacted by several economic factors, with consumer confidence being the most significant. Other important factors include disposable income levels, employment levels, housing turnover, and interest rates. All of these factors influence consumer spending on durable goods, and therefore affect demand for our products and components. Some of these factors also influence business spending on facilities and equipment, which impacts approximately 25%-30% of our sales. Since early 2022, the dynamic macroeconomic environment has pressured our residential end markets and negatively affected the demand for our products. As a result of the continued uncertainty, we expect 2024 overall demand to be down modestly from 2023 levels.
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
Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Over the past few years, we have seen varying degrees of inflation and deflation in U.S. steel pricing. Steel costs inflated in the first half of 2022 but deflated in the second half of 2022 as demand in the steel markets softened. Steel costs fluctuated up and down throughout the year, but average costs were down versus 2022.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). In the first half of 2022, steel rod price increases outpaced steel scrap price increases, resulting in significantly expanded metal margins within the steel industry. Beginning in the second half of 2022 and continuing through 2023, metal margins compressed and, as a result, we experienced lower metal margins in our Steel Rod business.
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. In 2022, chemical prices were relatively stable at historically high levels. Prices began to soften in the latter part of 2022 with continued declines through 2023.
Shortages in the labor markets in some industries in which we operate could create challenges in hiring and maintaining adequate workforce levels.

PART II
In 2022, some facilities experienced disruptions in logistics necessary to import, export, or transfer raw materials or finished goods, which generally resulted in increased transportation costs. Costs began to moderate in late 2022 and have returned to pre-pandemic conditions during 2023. We typically pass through cost fluctuations to our customers.
Our other raw materials include woven and nonwoven fabrics. We have experienced changes in the costs of these materials and generally have been able to pass them through to our customers.
When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We must continue providing product options to our customers that enable them to improve the functionality of their products and manage their costs, while providing higher profits for our operations.
Supply Chain Shortages and Disruptions
We have experienced supply chain disruptions related to labor availability and freight challenges, as well as higher costs associated with each of these issues. In 2022, we experienced delays in delivery of raw materials, parts, and finished goods because of shutdown or congested delivery ports and trucking constraints. This resulted in reduced volume and higher costs in many of our businesses. These issues began to moderate in late 2022 and returned to near pre-pandemic conditions in 2023.
In 2023, drought conditions lowered the water levels of the Mississippi River and Panama Canal, reducing traffic through these waterways. Also, in late 2023 and early 2024, the conflict in the Red Sea caused delays with some of our shipments, while other shipments from China to the U.S. or Europe have been re-routed. Although these issues have not had a material impact on our results of operations, additional logistical disruptions could result in additional delays in our ability to deliver products timely to certain customers.
The shortage of semiconductors continues to improve across the automotive industry globally and no longer negatively impacts the sale of our products. The challenges of securing an adequate supply of semiconductors have mostly been resolved, but could be challenged again by any number of unexpected or unplanned events. Overall, OEM inventory levels continue to improve with most every model available at nearly normal levels. Our Automotive Group uses semiconductors in our seat comfort, motors, and actuator products. Although our Automotive Group has been able to obtain an adequate supply of semiconductors, we are dependent on our suppliers to deliver these semiconductors in accordance with our production schedule. A shortage of the semiconductors, either to us, the automotive OEMs, or our suppliers, can disrupt our operations and our ability to deliver products to our customers. If we, our customers, or our suppliers cannot secure an adequate supply of semiconductors, this may negatively impact our sales, earnings, and financial condition.
For more information regarding supply chain disruptions, see Trends in Cost of Goods Sold on page 38.
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
We continue to face pressure from foreign competitors, as some of our customers source a portion of their components and finished products offshore. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. We typically compete in market segments that value product differentiation. When we do compete on cost, we typically remain price competitive in most of our business units, even versus many foreign manufacturers, as a result of our efficient operations, automation, vertical integration in steel rod and wire, logistics and distribution efficiencies, and large-scale purchasing of raw materials and commodities. To stay competitive with global steel costs, both contract and non-contract innerspring pricing was adjusted in the back half of 2023. We have also reacted to foreign competition in certain cases by developing new proprietary products that help our customers reduce total costs and shifting production offshore to take advantage of lower input costs.
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

Antidumping and countervailing orders on steel wire rod imports. Antidumping and countervailing duty cases filed by major U.S. steel wire rod producers have resulted in the imposition of antidumping duties on imports of steel wire rod from Brazil, China, Belarus, Indonesia, Italy, Korea, Mexico, Moldova, Russia, South Africa, Spain, Trinidad & Tobago, Turkey, Ukraine, United Arab Emirates, and the United Kingdom, ranging from less than 1% to 757%, and countervailing duties on imports of steel wire rod from Brazil, China, Italy, and Turkey, ranging from 3% to 193%. In June 2020, the ITC and DOC concluded a first sunset review, extending the orders on China through June 2025, and in July 2020, the ITC and DOC concluded a third sunset review, determining to extend the orders on Brazil, Indonesia, Mexico, Moldova, and Trinidad & Tobago through August 2025. In August 2023, the ITC and DOC concluded a first sunset review, extending the duties for Belarus, Italy, Korea, Russia, South Africa, Spain, Turkey, Ukraine, United Arab Emirates, and the United Kingdom for an additional five years through July 2028.
Antidumping and countervailing orders on mattress imports. Since 2019, there has been an antidumping duty order on mattress imports from China ranging from 57% to 1,732%. This order will remain in effect through December 2024, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the order for an additional five years.
In March 2020, the Company, along with other domestic mattress producers and two labor unions representing workers at other mattress producers (collectively "Petitioners"), filed antidumping petitions with the DOC and the ITC alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value (dumping) and a countervailing duty petition alleging manufacturers of mattresses in China were benefiting from subsidies. In March 2021, the DOC made final determinations, assigning China a countervailing duty rate of 98% and antidumping duty rates on the other seven countries from 2% – 763%. In April 2021, the ITC made a unanimous affirmative final determination that domestic mattress producers were materially injured by reason of the unfairly priced or subsidized imported mattresses. Accordingly, the agencies instructed that final antidumping and countervailing duty orders will remain in effect for five years, through May 2026, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the orders for an additional five years. Appeals were filed with the U.S. Court of International Trade (CIT) by respondents as to the DOC’s final determinations on antidumping duty rates for Cambodia, Indonesia, and Vietnam and the ITC’s unanimous, final determination of material injury to the domestic industry. Petitioners separately appealed the DOC's final determinations on antidumping duty rates for Cambodia, Indonesia, and Thailand.
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
In December 2023, the CIT ruled in favor of the ITC and Petitioners and sustained the ITC’s unanimous injury decision. In February 2024, one respondent filed an appeal of the CIT's decision to the U.S. Court of Appeals for the Federal Circuit. These matters and the other appeals are ongoing with no timeline for decisions.
2023 mattress antidumping matter. In July 2023, the Company, along with nine other domestic mattress producers and two labor unions, filed petitions with the DOC and the ITC alleging that manufacturers of mattresses in Bosnia and Herzegovina, Bulgaria, Burma, India, Italy, Kosovo, Mexico, the Philippines, Poland, Slovenia, Spain, and Taiwan were unfairly selling their products in the United States at less than fair value (dumping) and manufacturers of mattresses in Indonesia were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries. The ITC made a preliminary determination of injury in September 2023. In December 2023, the DOC made a negative preliminary determination on the filed petitions regarding subsidies. In January 2024, the DOC initiated an investigation on new subsidy allegations that was presented by the Petitioners. The DOC’s preliminary determination on dumping was issued in February 2024, imposing duties ranging from 11% to 745% on finished mattresses. The DOC’s final determinations are expected in July 2024, and the ITC’s final determination is expected in September 2024.
See Item 3 Legal Proceedings on page 31 for more information.

PART II
RESULTS OF OPERATIONS—2023 vs. 2022
Consolidated Results
The following table shows the changes in sales and earnings during 2023 and identifies the major factors contributing to the changes from prior year.

(Dollar amounts in millions, except per share data)	Amount	% [1]
Net trade sales:
Year ended December 31, 2022	$5,147
Divestitures	(1)	—%
2022 sales excluding divestitures	5,146
Approximate volume declines	(299)	(6)
Approximate raw material-related deflation and currency impact	(238)	(4)
Organic sales	(537)	(10)
Acquisition sales growth	116	2
Year ended December 31, 2023	$4,725	(8)%
Earnings:
(Dollar amounts, net of tax)
Year ended December 31, 2022	$310
2023 long-lived asset impairment	(341)
2023 gain on sale of real estate	8
2023 gain from net insurance proceeds from tornado damage	7
Other items, primarily lower metal margin and lower volume	(121)
Year ended December 31, 2023	$(137)
2022 Earnings Per Diluted Share	$2.27
2023 Earnings Per Diluted Share	$(1.00)
   1 Calculations impacted by rounding

Full-year trade sales decreased 8%, to $4.73 billion. Organic sales decreased sales 10%, with volume declines of 6% and combined raw material-related price decreases and currency impact of 4%. Acquisitions, net of divestitures, contributed 2% to sales growth. Volume declines were impacted by continued weak residential end market demand, partially offset by automotive and industrial end market demand strength.
Earnings decreased primarily from a long-lived asset impairment charge, metal margin compression in our Steel Rod business, and lower trade sales volume in residential end markets.

Interest and Income Taxes
Net interest expense in 2023 was higher by $2 million compared to the twelve months ended December 31, 2022, primarily due to increased interest rates on higher average commercial paper balances, somewhat offset by the interest expense associated with our matured 2012 $300 million Senior Notes, which were fully paid in the third quarter of 2022.
Our worldwide effective income tax rate was approximately 21% in 2023 and 23% in 2022. The following table reflects how our effective income tax rate differs from the statutory federal income tax rate. See Note M on page 108 of the Notes to Consolidated Financial Statements for additional details.

	Year Ended December 31
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	.2	.9
Tax effect of foreign operations	(1.4)	(.5)
Global intangible low-taxed income	(1.5)	.6
Current and deferred foreign withholding taxes	(7.3)	2.6
Long-lived asset impairment	5.4	—
Stock-based compensation	.1	(.1)
Change in valuation allowance	(.4)	(.1)
Change in uncertain tax positions, net	(.3)	—
Other permanent differences, net	3.9	(1.0)
Other, net	1.4	(.2)
Effective tax rate	21.1%	23.2%

PART II
Segment Results
In the following section we discuss 2023 sales and EBIT (earnings before interest and taxes) for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note E on page 89 of the Notes to Consolidated Financial Statements.

(Dollar amounts in millions)	2023	2022	Change in Sales		% Change Organic
			$	%	Sales [1]
Trade sales
Bedding Products	$1,964.7	$2,356.3	$(391.6)	(16.6)%	(16.6)%
Specialized Products	1,279.8	1,118.3	161.5	14.4	7.1
Furniture, Flooring & Textile Products	1,480.8	1,672.1	(191.3)	(11.4)	(13.5)
Total trade sales	$4,725.3	$5,146.7	$(421.4)	(8.2)%	(10.4)%

	2023	2022	Change in EBIT		EBIT Margins
			$	%	2023	2022
EBIT
Bedding Products	$(344.2)	$219.6	$(563.8)	(256.7)%	(17.5)%	9.3%
Specialized Products	125.0	99.4	25.6	25.8	9.8	8.9
Furniture, Flooring & Textile Products	128.6	165.0	(36.4)	(22.1)	8.7	9.9
Intersegment eliminations & other	.2	1.0	(.8)
Total EBIT	$(90.4)	$485.0	$(575.4)	(118.6)%	(1.9)%	9.4%

	2023	2022
Depreciation and amortization
Bedding Products	$103.9	$104.1
Specialized Products	41.1	40.5
Furniture, Flooring & Textile Products	22.5	23.2
Unallocated [2]	12.4	12.0
Total depreciation and amortization	$179.9	$179.8

1 This is the change in sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the respective segment discussion below for a reconciliation of the change in total segment sales to organic sales.

2 Unallocated consists primarily of depreciation and amortization on non-operating assets.
Bedding Products
Trade sales decreased 17%. Organic sales were down 17%, from volume declines of 8% and raw material-related selling price decreases, net of currency benefit, of 9%.
EBIT decreased $564 million, primarily from a $444 million non-cash long-lived asset impairment charge, lower metal margin in our Steel Rod business, and lower volume.
 Specialized Products
Trade sales increased 14%. Organic sales were up 7%, from volume growth of 8% partially offset by currency impact, net of raw material-related price increases, of 1%. Acquisitions contributed 7% to sales growth.
EBIT increased $26 million, primarily from higher volume. 2023 also benefited from a $15 million reduction to a contingent purchase price liability associated with a prior year acquisition mostly offset by higher costs to support demand.

Furniture, Flooring & Textile Products
Trade sales decreased 11%. Organic sales were down 13%, from volume declines of 11% and raw material-related selling price decreases, net of currency benefit, of 2%. Acquisitions contributed 2% to sales growth.
EBIT decreased $36 million, primarily from lower volume partially offset by pricing discipline, a $7 million gain on net insurance proceeds from tornado damage, and a $6 million gain on the sale of real estate.
RESULTS OF OPERATIONS—2022 vs. 2021
Consolidated Results
The following table shows the changes in sales and earnings during 2022, and identifies the major factors contributing to the changes from prior year.

(Dollar amounts in millions, except per share data)	Amount	% [1]
Net trade sales:
Year ended December 31, 2021	$5,073
Divestitures	(15)	(1)%
2021 sales excluding divestitures	5,058
Approximate volume gains	(373)	(7)
Approximate raw material-related inflation and currency impact	386	7
Organic sales	13	—
Acquisition sales growth	76	2
Year ended December 31, 2022	$5,147	1%
Earnings:
(Dollar amounts, net of tax)
Year ended December 31, 2021	$403
Non-recurrence gain on sale of real estate	(21)
Other items, primarily lower volume, lower overhead absorption, and inefficiencies partially offset by higher metal margin and pricing discipline	(72)
Year ended December 31, 2022	$310
2021 Earnings Per Diluted Share	$2.94
2022 Earnings Per Diluted Share	$2.27
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

PART II
Interest and Income Taxes
Net interest expense in 2022 was higher by $7 million compared to the twelve months ended December 31, 2021, primarily due to the issuance of $500 million debt in the fourth quarter 2021 and higher rates on commercial paper.
Our worldwide effective income tax rate was approximately 23% in both 2022 and 2021. The following table reflects how our effective income tax rate differs from the statutory federal income tax rate. See Note M on page 108 of the Notes to Consolidated Financial Statements for additional details.

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

 Segment Results
In the following section we discuss 2022 sales and EBIT for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note E on page 89 of the Notes to Consolidated Financial Statements.

(Dollar amounts in millions)	2022	2021	Change in Sales		% Change Organic
			$	%	Sales [1]
Trade sales
Bedding Products	$2,356.3	$2,455.9	$(99.6)	(4.1)%	(4.7)%
Specialized Products	1,118.3	998.9	119.4	12.0	8.1
Furniture, Flooring & Textile Products	1,672.1	1,617.8	54.3	3.4	2.9
Total trade sales	$5,146.7	$5,072.6	$74.1	1.5%	.3%

	2022	2021	Change in EBIT		EBIT Margins
			$	%	2022	2021
EBIT
Bedding Products	$219.6	$321.3	$(101.7)	(31.7)%	9.3%	13.1%
Specialized Products	99.4	115.9	(16.5)	(14.2)	8.9	11.6
Furniture, Flooring & Textile Products	165.0	159.5	5.5	3.4	9.9	9.9
Intersegment eliminations & other	1.0	(.7)	1.7
Total EBIT	$485.0	$596.0	$(111.0)	(18.6)%	9.4%	11.7%

	2022	2021
Depreciation and amortization
Bedding Products	$104.1	$106.8
Specialized Products	40.5	44.8
Furniture, Flooring & Textile Products	23.2	24.0
Unallocated [2]	12.0	11.7
Total depreciation and amortization	$179.8	$187.3

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

PART II
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
Furniture, Flooring & Textile Products
Trade sales increased 3%. Organic sales were up 3% from raw material-related selling price increases of 10% partially offset by volume declines of 6% and negative currency impact of 1%. Acquisitions contributed less than 1% to sales growth.
EBIT increased $6 million, primarily from pricing discipline partially offset by lower volume.
LIQUIDITY AND CAPITALIZATION
Liquidity
Sources of Cash
Cash on Hand
At December 31, 2023, we had cash and cash equivalents of $366 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations.
If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $19 million. Due to capital requirements in various jurisdictions, approximately $71 million of this cash was inaccessible for repatriation at year end. Inaccessible cash balances generally have been higher in the last half of the year and can fluctuate from quarter to quarter based on the amount of foreign distributable profits available and the variability of our foreign cash balances.
Cash from Operations
The primary source of funds for our short-term cash requirements is our cash generated from operating activities. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations.

        Cash from operations - 2021 $271 million, 2022 $441 million, 2023 $497 million
Cash from operations increased approximately $56 million in 2023, primarily driven by working capital improvements partially offset by lower earnings. Working capital was a significant use of cash in 2021 due to restocking efforts following inventory depletion in 2020 but increased to a much lesser extent in 2022 as we returned to inventory

PART II
levels more reflective of current demand. This improvement was partially offset by a decrease in accounts payable as purchases slowed due to lower volume and our efforts to reduce inventory levels.
We ended 2023 with working capital at 13.9% and adjusted working capital at 13.9% of annualized sales.1 The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities, and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed in Cash on Hand on page 47, substantially all of these funds are held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Dollar amounts in millions)	2023	2022
Current assets	$1,881.4	$1,958.0
Current liabilities	1,262.6	968.1
Working capital	618.8	989.9
Cash and cash equivalents	365.5	316.5
Current debt maturities and current portion of operating lease liabilities	365.3	58.9
Adjusted working capital	$618.6	$732.3
Annualized sales [1]	$4,460.4	$4,783.2
Working capital as a percent of annualized sales	13.9%	20.7%
Adjusted working capital as a percent of annualized sales	13.9%	15.3%

1 Annualized sales equal fourth quarter sales ($1,115.1 million in 2023 and $1,195.8 million in 2022) multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital
	Amount (in millions)				Days
	2023	2022	2021		2023	2022	2021
Trade Receivables	$565	$609	$620	DSO [1]	45	44	42

Inventories	820	908	993	DIO [2]	81	83	76

Accounts Payable	536	518	614	DPO [3]	50	50	53

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
Trade Receivables - Our trade receivables decreased by $44 million at December 31, 2023 compared to the prior year and our DSO slightly increased during 2023. General increases in DSO the last two years were primarily associated with sales growth in the Specialized Products segment, whose customers generally have longer payment terms. The decrease in accounts receivable was primarily due to reductions in net trade sales, lower material costs and pricing due to deflation, and timing of payments, partially offset by currency.
We decreased our allowance for doubtful accounts by $7 million during 2023, and we increased our allowance for doubtful accounts by $3 million during 2022. While general macroeconomic elements and industry trends have been volatile the last few years, our focused account management has resulted in low loss experience and high levels of current (vs. past-due) accounts. Because of uncertainty around long-term impacts of the COVID-19 pandemic, we

PART II
increased our allowance for general macroeconomic conditions by $6 million in 2020. We have made small adjustments to this component of our reserves over the last few years for various economic signals, but we continued to hold most of this reserve (applicable to the entire portfolio) until we could reasonably conclude that COVID would not impact collectability into the future. During 2023, we reduced the COVID component of our reserve, but added a component for other macroeconomic items (such as higher interest rates, geopolitical tension, and economic uncertainty). The net impact of this change was $4 million favorable to our allowance for doubtful accounts. In addition, 2023's allowance was reduced as accounts receivable balances were lower in 2023 as compared to 2022, including balances on specifically-reserved accounts and receipt of payments on some accounts that were previously fully reserved.
Weak demand and changing market dynamics have created disruption and financial instability for some of our customers, particularly in the Bedding Products segment. We have established reserves for these customers through the process of individual customer credit risk reviews, and we believe we have established appropriate reserves for these customers.
We monitor our receivable portfolio closely and make reserve decisions based upon individual customer credit risk reviews, customer payment trends (percentage of current and past due), historical loss experience, and general macroeconomic and industry trends that could impact the expected collectability of all customers or pools of customers with similar risks. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based upon the facts and circumstances for each individual customer, as well as pools of similar customers.
Inventories - Our inventories decreased by $88 million at December 31, 2023 compared to the prior year, and our DIO decreased during 2023. Throughout 2022 and 2023, inventories decreased as we worked to manage inventories to levels needed to support current demand, while maintaining our ability to service customer requirements. In 2023, raw material deflation, primarily in our Bedding Products and Furniture, Flooring & Textile Products segments, was partially offset by currency impacts and increased inventories in the Specialized Products segment to support sales growth. Inventories were somewhat inflated in 2021 due to restocking efforts following inventory depletion in 2020. In the first quarter of 2022, we replaced the reheat furnace at our steel rod mill, which also contributed to higher 2021 year-end inventories and affected our normal seasonal cash flow cycle.
We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. We recorded appropriate reserves in accordance with our policy in 2021 and 2022 when inventories were higher. In 2023, inventory levels have continued to come down and less reserves have been required as we have been able to sell inventory previously reserved.
Accounts Payable - Our accounts payable increased by $18 million at December 31, 2023 compared to the prior year, and our DPO remained flat during 2023. The 2023 increase in accounts payable was primarily related to working capital initiatives and currency. The decrease in 2022 was primarily related to the inventory factors discussed above. Our payment terms did not change meaningfully since last year, and we have continued to focus on optimizing payment terms with our vendors. We continue to look for ways to establish and maintain favorable payment terms through our significant purchasing power and also utilize third-party services that offer flexibility to our vendors, which in turn helps us manage our DPO as discussed below.
Accounts Receivable and Accounts Payable Programs - We participate in trade receivables sales programs in combination with third-party banking institutions and certain customers. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Balance Sheets, and the related proceeds are reported as cash provided by operating activities in the Consolidated Statements of Cash Flows. We had approximately $60 million and $65 million of trade receivables that were sold and removed from our Consolidated Balance Sheets at December 31, 2023 and 2022, respectively. These sales reduced our quarterly DSO by roughly five days at both December 31, 2023 and 2022. The impact to operating cash flow was an approximate $5 million decrease and $30 million increase for the years ended December 31, 2023 and 2022, respectively.

PART II
For accounts payable, we have historically looked for ways to optimize payment terms through utilizing third-party programs that allow our suppliers to be paid earlier at a discount or for a fee. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The primary program allows a supplier to elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. As such, there is no direct impact on our DPO, accounts payable, operating cash flows, or liquidity. The accounts payable settled through the third-party programs, which remain on our Consolidated Balance Sheets, were approximately $105 million and $80 million at December 31, 2023 and 2022, respectively.
The above items encompass multiple individual programs that are are utilized as tools in our cash flow management, and we offer them as options to facilitate customer and vendor operating cycles. Because many of these programs operate independently, and a cessation of all these programs at the same time is not reasonably likely, we do not expect changes in these programs to have a material impact on our operating cash flows or liquidity.
Commercial Paper Program
Another source of funds for our short-term cash requirements is our $1.2 billion commercial paper program. As of December 31, 2023, we had $332 million available under the program. For more information on our commercial paper program, see Commercial Paper Program on page 53.
Credit Facility
Our credit facility is a multi-currency facility providing us the ability, from time to time, to borrow, repay, and re-borrow up to $1.2 billion until the maturity date, at which time our ability to borrow under the facility will terminate. The credit facility matures in September 2026. Currently, there are no borrowings under the credit facility. For more information on our credit facility, see Credit Facility on page 54, and Note I on page 95 of the Notes to Consolidated Financial Statements.
Capital Markets
We also believe that we have the ability to raise debt in the capital markets, which acts as a source of funding of long-term cash requirements. Currently, we have $2.0 billion of total debt outstanding. The maturities of the long-term debt range from 2024 through 2051. Our next scheduled maturity of outstanding debt is our $300 million 3.80% Senior Notes due in November 2024, which we expect to predominantly retire with commercial paper. For more information, please see Long-Term Debt on page 54, and Note I on page 95 of the Notes to Consolidated Financial Statements.
Uses of Cash
Our long-term priorities for uses of cash are: fund organic growth including capital expenditures, pay dividends, fund strategic acquisitions, and repurchase stock with available cash.
Capital Expenditures

Capital Expenditures
(millions of dollars)
125
100
75
50
25
0
107
100
114
2021
2022
2023

PART II
         Capital expenditures - 2021 $107 million, 2022 $100 million, 2023 $114 million
Total capital expenditures in 2023 were $114 million, reflecting a balance of investing for the future while controlling our spending. We intend to make investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We expect capital expenditures to approximate between $100-$120 million in 2024. For the periods covered, our employee incentive plans emphasized returns on capital, which included capital expenditures and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.
Dividends

Dividends Paid-2021 $218 million, 2022 $229 million, 2023 $239 million; Dividends Declared-2021 $1.66, 2022 $1.74, 2023 $1.82
Dividends have been the primary means by which we return cash to shareholders. In 2023, we increased the annual dividend by $.08 from $1.74 to $1.82 per share. 2023 marked our 52nd consecutive annual dividend increase.
Financial conditions or our pursuit of strategic alternative uses of cash could lead to a reduction, suspension, or termination of the payment of cash dividends at any time. Dividends on shares of common stock are declared at the discretion of the Board of Directors. Our Board and management are evaluating capital allocation priorities, including cash allocated to paying dividends. Any decision would consider general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, our ability to generate sufficient earnings and cash flows, capital requirements, strategic alternatives, our decision to reduce leverage, our compliance with our leverage ratio under our credit agreement, contractual, legal, and tax implications, and other factors. There can be no assurance that we will continue to pay cash dividends on our common stock.
Acquisitions
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
In 2022, we acquired four businesses for total consideration of $112 million ($83 million cash and $29 million additional contingent consideration to be paid in cash at a later date). In August, we acquired a leading global manufacturer of hydraulic cylinders for heavy construction equipment with manufacturing locations in Germany and China and a distribution facility in the United States for a total purchase price of $90 million ($61 million cash and $29 million additional contingent consideration to be paid). In 2023, subsequent measurement period adjustments to the additional contingent consideration resulted in a final purchase price of $88 million. Also in August, we acquired a small U.S. textiles business that converts and distributes construction fabrics for the furniture and bedding industries for a cash purchase price of $2 million. In early October and mid-December, we acquired two Canadian-based distributors of products used for erosion control, stormwater management, and various other applications for a cash purchase price of $7 million and $13 million, respectively.

PART II
In 2023, we acquired no businesses.
Additional details about acquisitions can be found in Note Q on page 113 of the Notes to Consolidated Financial Statements.
Stock Repurchases
Stock repurchases are the other means by which we return cash to shareholders. During the last three years, we repurchased a total of 2 million shares of our stock and issued 3 million shares (through employee benefit plans and stock option exercises). Our net stock repurchases were $6 million, $60 million, and $6 million in 2021, 2022, and 2023, respectively. In 2023, we repurchased .2 million shares (at an average price of $32.56) and issued 1 million shares.
We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable. We expect 2024 stock repurchases to be consistent with 2023, which represents employee benefit plan activity.
Short-Term and Long-Term Cash Requirements
In addition to the expected uses of cash discussed above, we have various material short-term (12 months or less) and long-term (more than 12 months) cash requirements as listed below.

Cash Requirements	Short-Term	Long-Term
(Dollar amounts in millions)
Current and long-term debt, excluding finance leases [1]	$307	$1,677
Operating and finance leases [2]	65	172
Purchase obligations [3]	428	31
Interest payments [4]	67	624
Deemed repatriation tax payable [5]	9	12
Liability for pension benefits [6]	1	10
Contingent consideration [7]	6	6

1The long-term debt presented above could be accelerated if we were not able to make the principal and interest payments when due. See Note I on page 95 in the Notes to Consolidated Financial Statements for more information regarding scheduled maturities of our long-term debt.
2See Note J on page 97 in the Notes to Consolidated Financial Statements for additional information on leases.
3Purchase obligations primarily include open short-term (30-120 days) purchase orders that arise in the normal course of operating our facilities.
4Interest payments assume debt outstanding remains constant with amounts at December 31, 2023 and at rates in effect at the end of the year.
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
6See Note L on page 104 in the Notes to Consolidated Financial Statements for additional information on pension benefit plans.
7See Note Q on page 113 in the Notes to Consolidated Financial Statements for more information on contingent consideration liabilities related to acquisitions.
See Note H on page 95 of the Notes to Consolidated Financial Statements for details regarding the accrued expenses and other liabilities reflected on our Consolidated Balance Sheets.

PART II
Capitalization
Capitalization Table
This table presents key debt and capitalization statistics at the end of the three most recent years.

(Dollar amounts in millions)	2023	2022	2021
Total debt excluding credit facility/commercial paper	$1,801.6	$1,801.1	$2,090.3
Less: Current maturities of long-term debt and short-term debt	308.0	9.4	300.6
Scheduled maturities of long-term debt	1,493.6	1,791.7	1,789.7
Average interest rates [1]	3.8%	3.8%	3.7%
Average maturities in years [1]	10.5	11.5	10.8
Credit facility/commercial paper [2]	186.0	282.5	—
Weighted average interest rate on year-end balance	5.6%	4.8%	—%
Average interest rate during the year	5.2%	3.2%	.2%
Total long-term debt	1,679.6	2,074.2	1,789.7
Deferred income taxes and other liabilities	358.3	502.4	533.3
Total equity	1,334.0	1,641.4	1,648.6
Total capitalization	$3,371.9	$4,218.0	$3,971.6
Unused committed credit: [2]
Long-term	$1,014.0	$917.5	$1,200.0
Short-term	—	—	—
Total unused committed credit	$1,014.0	$917.5	$1,200.0

Cash and cash equivalents	$365.5	$316.5	$361.7

1 These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
2 The unused committed credit amount is based on our revolving credit facility and commercial paper program which, during all periods presented, had a total authorized program amount of $1.2 billion. However, our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Commercial Paper Program below on page 53 and Credit Facility on page 54 for more details about our borrowing capacity at December 31, 2023.
Commercial Paper Program
Details of our commercial paper program at December 31 are presented in the table below:

(Dollar amounts in millions)	2023	2022	2021
Total authorized program	$1,200.0	$1,200.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	186.0	282.5	—
Letters of credit issued under the credit agreement	—	—	—
Amount limited by restrictive covenants of credit facility [1]	682.1	200.9	13.0
Total program available	$331.9	$716.6	$1,187.0
1 Our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Credit Facility on page 54 for more details about our borrowing capacity at December 31, 2023.

The average and maximum amounts of commercial paper outstanding during 2023 were $306 million and $419 million, respectively. During the fourth quarter, the average and maximum amounts outstanding were $239 million and $267 million, respectively. At year end, we had no letters of credit outstanding under the credit facility, but we had issued $52 million of stand-by letters of credit under other bank agreements to take advantage of better pricing.

PART II
Over the long-term, and subject to our credit ratings, market conditions, capital needs, and alternative capital market opportunities, we expect to maintain the indebtedness under the commercial paper program by continuously repaying and reissuing the commercial paper notes. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit facility maturing in 2026 discussed below. If our credit ratings are lowered below investment grade, or other factors impact marketability, we may not be able to access the commercial paper market. If we are unable to meet our short-term borrowing needs in the commercial paper market, we may rely more heavily on bank debt to fund short-term working capital needs at higher interest costs.
Credit Facility
Our multi-currency credit facility matures in September 2026. It provides us the ability, from time to time, subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.2 billion.
Our credit facility contains restrictive covenants which (a) require us to maintain as of the last day of each fiscal quarter, or if we borrow under the credit facility i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to ii) Consolidated EBITDA for the four consecutive trailing quarters, such ratio not being greater than 3.50 to 1.00, provided, however, subject to certain limitations, if we have made a Material Acquisition in any fiscal quarter, at our election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) limit the amount of total secured obligations to 15% of our total consolidated assets, and (c) limit our ability to sell, lease, transfer, or dispose of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization Transaction, products sold in the ordinary course of business and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time. We were in compliance with all of our debt covenants at the end of 2023. For more information about long-term debt, please see Note I on page 95 of the Notes to Consolidated Financial Statements.
Our credit facility serves as back-up for our commercial paper program. At December 31, 2023, we had $186 million commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month Consolidated EBITDA, Unrestricted Cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month Consolidated EBITDA, Unrestricted Cash, and debt levels at December 31, 2023, our borrowing capacity under the credit facility was $332 million. However, this may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our Consolidated EBITDA, Unrestricted Cash, debt levels, and leverage ratio requirements at that time.
Long-Term Debt
We have total debt of $2.0 billion. The maturities of the long-term debt range from 2024 through 2051. Our next scheduled maturity of outstanding debt is our $300 million 3.80% Senior Notes due in November 2024, which we expect to predominantly retire with commercial paper. For more details on long-term debt see Note I on page 95 of the Notes to Consolidated Financial Statements.
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
We provide additional details regarding our significant accounting policies in Note A on page 80 of the Notes to Consolidated Financial Statements.

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
We had no goodwill impairments in 2023, 2022, and 2021. The fourth quarter 2023 activities resulting in the long-lived asset impairments discussed below were also considered a triggering event for goodwill impairment testing of the Bedding reporting unit, and no goodwill impairments were indicated.

Four reporting units had fair values in excess of carrying value of less than 100% in 2023 as discussed in Note C on page 86 of the Notes to Consolidated Financial Statements. At December 31, 2023, we had $1.5 billion of goodwill.

Information regarding material assumptions used to determine if a goodwill impairment exists can be found in Note A on page 80 and Note C on page 86 of the Notes to Consolidated Financial Statements.

Our assumptions are based on our current business strategy in light of present industry and economic conditions, as well as future expectations. If we are not able to achieve projected performance levels, future non-cash impairments could be possible. For additional information regarding uncertainties, see discussions in Goodwill and Long-Lived Asset Impairment Testing starting on page 61.

Description	Judgments and Uncertainty	Changes in Estimate and Effect if Actual Results Differ from Assumptions
Other Long-Lived Assets
Other long-lived assets are tested for recoverability at year end and whenever events or circumstances indicate the carrying value may not be recoverable.

For other long-lived assets we estimate fair value at the lowest level where cash flows can be measured.

Impairments of other long-lived assets usually occur when industry trends reduce our forecasted sales and earnings, major restructuring activities take place, or we decide to discontinue selected products.

Our impairment assessments have uncertainties because they require estimates of future cash flows to determine if undiscounted cash flows are sufficient to recover carrying values of these assets.

For assets where undiscounted cash flows are not expected to recover carrying value, fair value is estimated using discounted cash flow models for intangibles and right-of-use assets or estimated replacement cost for fixed assets.

These impairments are unpredictable. We had a triggering event to review long-lived assets for impairment late in the fourth quarter of 2023.
We had non-cash pretax impairment charges of $444 in our Bedding Products segment in the year ended December 31, 2023 and no impairment charges in 2022 or 2021.

For additional information, see Note C on page 86 of the Notes to Consolidated Financial Statements and Goodwill and Long-Lived Asset Impairment Testing starting on page 61.

At December 31, 2023, net property, plant and equipment was $781 million, net intangible assets (other than goodwill) were $168 million, and operating lease right-of-use assets were $193 million.

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

At December 31, 2023, the reserve for obsolete and slow-moving inventory was $51 million (approximately 6% of inventories). This is in line with the reserves at December 31, 2022 and 2021, representing approximately 5% of inventories for both years.

Additions to inventory reserves in 2023 were $5 million, which is lower than our $12 million three-year average. Inventory levels were somewhat elevated in 2021 and began to return to levels more reflective of demand in 2022. We recorded appropriate reserves in accordance with our policy in those years. In 2023, inventory levels have continued to come down and less reserves have been required as we have been able to sell inventory previously reserved.

There have been no changes to our policies for establishing reserves, and we do not expect significant changes to our historical obsolescence levels.

For additional information, see discussions of our inventories in the working capital section starting on page 48.

PART II

Description	Judgments and Uncertainty	Changes in Estimate and Effect if Actual Results Differ from Assumptions
Allowance for Doubtful Accounts
For accounts and other receivables, we estimate an allowance for the amount that will ultimately be uncollectible.

When we become aware of a specific customer’s potential inability to pay, we record an allowance for the amount we believe may not be collectible. We also monitor general macroeconomic and industry conditions and other items that could impact the expected collectibility of our receivables.

Our allowance for doubtful accounts contains uncertainties because it requires management to estimate the amount uncollectible based upon an evaluation of several factors such as the length of time that receivables are past due, the financial health of the customer, industry and macroeconomic considerations, and historical loss experience.

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
We have been experiencing significant refund delays in Mexico for value-added tax (VAT) receivables. Although we believe the amounts are fully realizable, continued government actions in Mexico, including audits of the amounts we have requested, could either further delay the receipt of our refunds, or cause us to settle for a lesser amount than the VAT receivable we have recorded.

A significant change in the financial status of a large customer could impact our estimates. However, we believe we have established adequate reserves on our customer accounts.

Our bad debt expense has fluctuated over the last three years: ($7) million benefit in 2023, $3 million expense in 2022, and ($3) million benefit in 2021. The 2023 reduced expense is primarily related to reduced COVID-19 risks and lower accounts receivable balances.

The average annual amount of bad debt write-offs associated with trade accounts receivable was less than $2 million over the last three years. At December 31, 2023, our allowances for doubtful trade accounts receivable were $11 million (approximately 2% of our trade receivables of $575 million).

For additional information, see discussions of our accounts receivable reserves in the working capital discussion starting on page 48 and Note G on page 94 of the Notes to Consolidated Financial Statements

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

At December 31, 2023 and 2022, we had $134 million and $105 million, respectively, of net deferred tax assets on our balance sheet. The ultimate realization of these deferred tax assets is dependent upon the amount, source, and timing of future taxable income. In cases where we believe it is more likely than not that we may not realize the future potential tax benefits, we establish a valuation allowance against them.

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

CONTINGENCIES
Litigation
Accruals for Probable Losses
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows. Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded an immaterial aggregate litigation contingency accrual of $1.4 million, $.9 million, and $1.0 million at December 31, 2023, 2022, and 2021, respectively. The accruals do not include accrued expenses related to workers’ compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows. For more information regarding accrued expenses, see “Accrued expenses” under Note H on page 95 of the Notes to Consolidated Financial Statements.
Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of December 31, 2023, aggregate reasonably possible (but not probable, and therefore not accrued) losses in excess of the accruals for litigation contingencies are estimated to be $22 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $22 million referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows. Also, we could be subject to future litigation of various types (including, but not limited to, litigation related to employment, intellectual property, environmental, taxation, vehicle-related personal injury, antitrust, climate change, and others) that could negatively impact our financial condition, results of operations, and cash flows.

PART II
For more information regarding our litigation contingencies, see Item 3 Legal Proceedings on page 31 and Note S on page 115 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Climate Change
Transition Risks
Change in Laws, Policies, and Regulations. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gas (GHG) emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. At December 31, 2023, we had 135 manufacturing facilities in 18 countries. We also maintain a fleet of over-the-road tractor trailers that emit GHG. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There are certain transition risks (meaning risks related to the process of reducing our carbon footprint) that could materially affect our business, capital expenditures, results of operations, financial condition, competitive position, and reputation. One of these transition risks is the change in treaties, laws, policies, and regulations that could impose significant operational and compliance burdens. For example, some of our operations are subject to certain governmental actions like the EU “European Green Deal” (which provides for a 55% reduction in net GHG emissions by 2030 (compared to 1990 levels), and no net emissions of GHG by 2050), and the “Paris Agreement” (which is an international treaty on climate change designed to lower GHG emissions).
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
Market Transition. We are engaged in the manufacture of various automotive components, including mechanical and pneumatic lumbar support and massage systems for seating, seat suspension systems, motors and actuators, and cables. For several decades, automotive manufacturers have sought lightweight components designed to increase fuel efficiency in the automobiles they manufacture. Replacing traditional steel components with high-strength steel, magnesium, aluminum alloys, carbon fiber, polymer composites, or post-consumer grade recycled nylon and plastics can directly reduce the weight of a vehicle's body and chassis and therefore reduce a vehicle's fuel consumption. This increased fuel efficiency also indirectly reduces GHG emissions. Because of our technological competitiveness, this long-standing market transition has not had, and is not expected to have, a material negative impact on our share of the markets in which we compete. However, if we are unable to continue to react to changes in technology, successfully develop, engineer, and bring to market new and innovative products, or successfully respond to evolving business trends, including continuing to produce comparatively lightweight components, our share in these automotive markets could be negatively impacted.
Physical Climate Change Risks
Direct Physical Effects. The acute and chronic physical effects of climate change, such as severe weather-related events, natural disasters, and/or significant changes in climate patterns, could have an increasingly adverse impact on our business and customers. As mentioned above, at December 31, 2023, we had 135 manufacturing facilities in 18 countries, primarily in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2023, our largest customer represented less than 6% of our sales, and our customers were located in approximately 100 countries. Although our diverse geographical manufacturing footprint and our broad geographical customer base mitigates the potential physical risks of any local or regional climate change weather-related event having a material effect on our operations and results, the increased frequency and severity of such weather-related events could pose a risk to our operations and results.
To continue improving our climate-related risk assessment processes, we use technology-based tools to monitor our property portfolio’s exposure to certain natural catastrophic events. We integrated climate-related risk into our enterprise risk management process, providing an opportunity to improve our internal processes for identifying, assessing, and managing climate-related risks. In April 2023, we experienced tornado damage to a shared Home Furniture and Bedding facility in Mississippi. This event did not have a material impact on our physical properties as a whole, or our overall ability to manufacture and distribute our products to customers in a timely fashion, and it did not have a material effect on our business, financial condition, or results of operations. However, in the future, depending on whether severe weather-related events increase in frequency and severity, such events could result in potential damage to our physical assets, local infrastructure, transportation systems, water delivery systems, our customers’ or suppliers’ operations, as well as prolonged disruptions in our manufacturing operations (including but not limited to our steel rod mill), all of which could harm our business, results of operations, and financial condition.
Indirect Physical Effects. The physical effects of climate change could continue to have an adverse impact on our supply chain. In recent years, we experienced (due, in part, to severe weather-related impacts) supply shortages in chemicals, which restricted foam supply. The restriction of foam supply constrained overall mattress production in the bedding industry and reduced our production levels. The cost of chemicals and foam also increased due to the shortages. Severe weather impacts could also reduce supply of other products in our supply chain that could result in higher prices for our products and the resources needed to produce them. If we are unable to secure an adequate and timely supply of raw materials or products in our supply chain, or the cost of these raw materials or products materially increases, it could have a negative impact on our business, results of operations, and financial condition.
In 2023, drought conditions lowered the water levels of the Mississippi River and Panama Canal, reducing traffic through these waterways. Although these issues have not had a material impact on our results of operations, additional logistical disruptions could result in additional delays in our ability to deliver products timely to certain customers.
In addition, although the cost has not been, and is not expected to be, material to our business, results of operations, and financial condition, severe weather-related incidents may continue to result in increased costs of our property insurance.
GHG Reduction Strategy and Compliance Costs
To date, we have not experienced material climate-related compliance costs. However, evaluating opportunities to reduce our carbon footprint, setting goals for carbon reduction, and measuring performance in achieving those goals are part of our sustainability and corporate governance strategy moving forward. We have completed our first GHG emissions inventory covering 2019 through 2022. To ensure our information is complete and accurate, we engaged a third-party limited assurance provider for all four years. Our emissions inventory includes Scope 1 and Scope 2 carbon dioxide equivalent emissions. We believe our inventory in each of the four years was prepared in general accordance with the GHG Protocol Corporate Accounting and Reporting Standard. As of 2022, we achieved an absolute reduction of 18% of our combined Scope 1 and 2 GHG emissions over our baseline year of 2019.
Our baseline measurement will inform a long-term GHG reduction strategy, including setting reduction targets and other key performance areas. Our key initiatives as we move through 2024, 2025, and into 2026 include: developing our emissions reduction pathways to reduce GHG emissions, undertaking our first Scope 3 emissions inventory, assessing where emission reduction opportunities lie within our value chain, and preparing for and complying with new reporting requirements. We anticipate setting a climate reduction target in line with climate science. As we evaluate our GHG emissions, we recognize the importance of understanding the impact of our emissions across our value chain. We expect to compile a full emissions inventory, including Scope 3, to inform the setting of a science-aligned carbon reduction target. We currently do not have an estimate of the capital expenditures or operating costs that may be required to implement our GHG reduction strategy. However, we do not expect that such capital expenditures or operating costs will be material to our financial condition or results of operations. For more information regarding our GHG reduction strategy, see our Sustainability Report, which is expected to be published in the first half of 2024. Our Sustainability Report does not constitute part of this Annual Report on Form 10-K.

PART II
Cybersecurity Risk
We rely on information systems to obtain, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process, and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. We also manage our production processes with certain industrial control systems. Consequently, we are subject to cybersecurity risk.
Although we have purchased broad form cyber insurance coverage and believe that our cybersecurity protection systems are adequate, cybersecurity risk has increased due to remote access, remote work conditions, and increased sophistication of cybersecurity adversaries, as well as the increased frequency of malware attacks. As such, information technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure or alterations of confidential information and disruptions to the systems of our third-party suppliers and providers. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems, including those resulting from ransomware attached to our industrial control systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, ransom payments, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damage, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value.
For more information regarding cybersecurity risks, refer to Information Technology and Cybersecurity Risk Factors on page 24 and Item 1C Cybersecurity on page 28.
Goodwill and Long-Lived Asset Impairment Testing
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2023, goodwill and other intangible assets represented $1.7 billion, or 36% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 24% of total assets.
As discussed in the Major Factors that Impact our Business on page 37, we recorded a $444 million non-cash impairment of long-lived assets (primarily customer relationships, technology, and trademark intangibles) during the fourth quarter of 2023.
Our annual goodwill impairment testing performed in the second quarter of 2023 and 2022 indicated no goodwill impairments. The fourth quarter 2023 activities resulting in the long-lived asset impairments discussed above were also considered a triggering event for goodwill impairment testing of the Bedding reporting unit, and no impairments were indicated. Future cash flows used in the fourth quarter 2023 goodwill impairment testing do not include expected benefits from the Restructuring Plan, as we did not commit to the Plan until January 2024. Fair value exceeded carrying value by less than 100% for four reporting units as summarized in the table below:

	Fair value in excess of carrying value for the goodwill impairment testing performed during			Goodwill
	Triggering event Fourth quarter 2023	Annual testing Second quarter 2023	Annual testing Second quarter 2022	As of December 31, 2023 (in millions)
Reporting unit with a triggering event
Bedding	19%	40%	54%	$907

Reporting units with no triggering event
Work Furniture		74	78	100
Aerospace		44	40	67
Hydraulic Cylinders		18	32	45
The Bedding reporting unit’s fair value decreased during 2023 primarily because of lower estimated future cash flows. Although the long-term outlook for the Bedding reporting unit remains positive, macroeconomic factors have negatively impacted consumer confidence and spending.
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
These items, as well as the activities resulting in the long-lived asset impairment discussed above, have had an adverse impact on the bedding market's forecasts and our estimated future cash flows.
The Work Furniture and Aerospace Products reporting units' fair value in the 2023 goodwill impairment testing was generally consistent with the prior year. Work Furniture demand for both contract and residential end-use products remained at low levels in 2023, but is expected to improve in future years. Aerospace’s long-term forecasts continue to reflect demand improvements as industry recovery continues. Current demand is now similar to pre-pandemic levels.
The Hydraulic Cylinders reporting unit's fair value in the 2023 goodwill impairment testing approximated carrying value, primarily due to an August 2022 acquisition. At the time of our annual goodwill impairment testing in the second quarter 2022, there was no goodwill associated with this reporting unit. While we anticipate long-term growth for this reporting unit, it is moving at a slow pace.
In evaluating the potential for impairment of goodwill and other long-lived assets, we make assumptions regarding future operating performance, business trends, and market and economic performance, as well as our future sales and operating margins, growth rates, and discount rates. There are inherent uncertainties related to these factors, including but not limited to:
•a sustained decline in our stock price, resulting in a material decrease in our market capitalization relative to book value
•a material difference in actual results or the long-term outlook of any of our reporting units compared to the assumptions and estimates used in the goodwill valuation calculations
•unexpected significant declines in operating results
•disruptions in our business
•loss of a material customer or discontinued supply contract with a customer
If these or any other significant items were to occur, we could incur non-cash impairment charges, which could have a material negative impact on our earnings.
For more information regarding goodwill and other long-lived assets, please refer to Note C on page 86 of the Notes to Consolidated Financial Statements.
NEW ACCOUNTING STANDARDS
The FASB has issued accounting guidance effective for current and future periods. See Note A on page 80 of the Notes to Consolidated Financial Statements for a more complete discussion.

PART II

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(Unaudited)
(Dollar amounts in millions)
Interest Rates
The table below provides information about our debt obligations sensitive to changes in interest rates. Substantially all of the debt shown in the table below is denominated in U.S. dollars. The fair value of fixed rate debt was approximately $175.0 less than carrying value at December 31, 2023 and approximately $210 million less than carrying value at December 31, 2022. The fair value of the fixed rate debt was based on quoted prices in an active market. The fair value of variable rate debt is not significantly different from its recorded amount.

Long-term debt as of December 31,	Scheduled Maturity Date
	2024	2025	2026	2027	2028	Thereafter	2023	2022
Principal fixed rate debt	$300.0	$—	$—	$500.0	$—	$1,000.0	$1,800.0	$1,800.0
Average stated interest rate	3.80%	—	—	3.50%	—	3.95%	3.80%	3.80%
Principal variable rate debt	—	—	—	1.8	—	2.0	3.8	3.8
Unamortized discounts and deferred loan costs							(13.6)	(15.6)
Commercial paper [1]							186.0	282.5
Miscellaneous debt and finance leases							11.4	12.9
Total debt							1,987.6	2,083.6
Less: current maturities							308.0	9.4
Total long-term debt							$1,679.6	$2,074.2
1The weighted average interest rate for the average net commercial paper outstanding activity during the years ended December 31, 2023 and 2022 was 5.2% and 3.2%, respectively.
Derivative Financial Instruments
We are subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, we utilize derivative instruments (individually or in combinations) to reduce or eliminate these risks. We seek to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is our policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note A beginning on page 80 and Note R beginning on page 115 of the Notes to Consolidated Financial Statements and is incorporated by reference into this section.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar at December 31 is as follows:

Functional Currency (amounts in millions)	2023	2022
European Currencies	$525.9	$555.8
Chinese Yuan	271.2	252.8
Canadian Dollar	236.3	217.3
Mexican Peso	85.4	55.2
Other	83.3	74.6
Total	$1,202.1	$1,155.7

Item 8. Financial Statements and Supplementary Data.
The Consolidated Financial Statements and Notes and Financial Statement Schedule included in this Report are listed and included in Item 15 on page 70, and are incorporated by reference into this item.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Effectiveness of the Company’s Disclosure Controls and Procedures
An evaluation as of December 31, 2023, was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of December 31, 2023, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in the Company’s Internal Control Over Financial Reporting
There were no changes during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement.” However, the following elections made pursuant to the Company’s Human Resources and Compensation Committee approved Deferred Compensation Program (“DC Program”) and Executive Stock Unit Program (“ESU Program”) may be considered to constitute “non-Rule 10b5-1 trading arrangements.” As such, we have disclosed them below. All elections were made at a time when the individual was not aware of material non-public information about the Company. The securities under the DC Program and the ESU Program are issued from the Company to the individual and no market transaction is involved.
Elections were made pursuant to the DC Program effective December 15, 2023, which deferred cash compensation that would have been earned from January 1, 2024 through December 31, 2024 into Company stock options to purchase Company common stock, or stock units convertible into Company common stock on a one-to-one basis. Manuel A. Fernandez, a director, acquired 10,911 stock options (determined by multiplying the cash deferred by 5 and then dividing by the exercise price), with such stock options exercisable on December 31, 2024 with an exercise price of $26.35 per share, which was the closing price of the Company common stock on the NYSE on the grant date of December 15, 2023. Joseph W. McClanathan (director), J. Mitchell Dolloff (President, CEO and director), Benjamin M. Burns (EVP and CFO), Jennifer J. Davis (EVP and General Counsel), J. Tyson Hagale (EVP, President - Bedding Products), Ryan M. Kleiboeker (EVP and Chief Strategic Planning Officer) and Tammy M. Trent (SVP and CAO) elected to defer cash compensation in

PART II
2024 into stock units. The number of stock units acquired under the DC Program is determined by taking the cash deferred and dividing it by 80% of the closing price of the Company common stock on the NYSE on the date the cash would have otherwise been paid.
Steven K. Henderson (EVP, President Specialized Products and Furniture, Flooring & Textile Products) had been participating in the ESU Program but on December 6, 2023 elected to not participate in the ESU Program for calendar year 2024. The number of stock units purchased in the ESU Program is determined by taking the amount of any Company matching contributions and dividend equivalent contributions and dividing it by 85% of the fair market value of the common stock on the date the cash would have otherwise been paid.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The subsections titled “PROPOSAL ONE: Election of Directors,” “Board and Committee Composition and Meetings,” “Consideration of Director Nominees and Diversity,” “Delinquent Section 16(a) Reports,” and “Director Independence and Board Service,” as well as the introductory paragraph under the “Corporate Governance and Board Matters” section in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2024, are incorporated by reference.
Directors of the Company
Directors are normally elected annually at the Annual Meeting of Shareholders and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. All current directors have been nominated for re-election at the Company’s annual meeting of shareholders to be held May 8, 2024.
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
Angela Barbee, age 58, was Senior Vice President of Technology and Global R&D of Weber Inc., a manufacturer of charcoal, gas, pellet, and electric outdoor grills and accessories, from 2021 until 2022. She previously served as Vice President of Advance Development, Global Kitchen & Bath Group of Kohler Company, a global leader in design, innovation and manufacture of kitchen and bath products, engines and power systems, and luxury cabinetry and tile, from 2020 to 2021, and as Vice President of New Product Development and Engineering, Global Faucets from 2018 to 2020. Ms. Barbee served as Director of Global Creative Design Operations of General Motors, a global company that designs, builds, and sells trucks, crossovers, cars, and automobile parts and accessories, from 2013 to 2017, and in various other capacities since 1994. Ms. Barbee holds a bachelor’s degree in mechanical engineering from Wayne State University, a master’s degree in mechanical engineering from Purdue University, and has completed the Executive Education Program in the Ross Business School at the University of Michigan. Through her positions at Weber, Kohler, and General Motors, Ms. Barbee has a wide-ranging knowledge of manufacturing, engineering and innovation, management, and operations in the consumer products and automotive industries. She also has extensive international experience in leading engineering, development and innovation efforts. She was first elected as a director of the Company in 2022.
Mark A. Blinn, age 62, was President and Chief Executive Officer and a director of Flowserve Corporation, a leading provider of fluid motion and control products and services for the global infrastructure markets, from 2009 until his retirement in 2017. He previously served Flowserve as Chief Financial Officer from 2004 to 2009 and in the additional role of Head of Latin America from 2007 to 2009. Prior to Flowserve, Mr. Blinn’s positions included Chief Financial Officer of FedEx Kinko’s Office and Print Services Inc. and Vice President, Corporate Controller and Chief Accounting Officer of Centex Corporation. Mr. Blinn holds a bachelor’s degree, a law degree, and an MBA from Southern Methodist University. Mr. Blinn currently serves as a director of Texas Instruments, Incorporated, a global semiconductor design and manufacturing company, Emerson Electric Co., a global technology and engineering company for industrial, commercial and residential markets, and Globe Life Inc., a financial services holding company specializing in life insurance, annuity, and supplemental health insurance products. He previously served as a director of Kraton Corporation, a leading global producer of polymers for a wide range of applications. As the former CEO and CFO of Flowserve, Mr. Blinn has exceptional leadership experience in operations and finance, as well as strategic planning and risk management. His board service at other global, public companies provides additional perspective on current finance, oversight, and governance matters. He was first elected as a director of the Company in 2019.
Robert E. Brunner, age 66, was the Executive Vice President of Illinois Tool Works (ITW), a Fortune 250 global, multi-industrial manufacturer of advanced industrial technology, from 2006 until his retirement in 2012. He previously

PART III
served ITW as President—Global Auto beginning in 2005 and President—North American Auto from 2003. Mr. Brunner holds a degree in finance from the University of Illinois and an MBA from Baldwin-Wallace University. Mr. Brunner currently serves as the independent Board Chair of Lindsay Corporation, a global manufacturer of irrigation equipment and road safety products, and previously served as a director of NN, Inc., a diversified industrial company that designs and manufactures high-precision components and assemblies on a global basis. Mr. Brunner’s experience and leadership with ITW, a diversified manufacturer with a global footprint, provides valuable insight to our Board on the automotive strategy, business development, mergers and acquisitions, operations, and international issues. He was first elected as a director of the Company in 2009.
Mary Campbell, age 56, served as President, vCommerce Ventures of Qurate Retail, Inc., from 2022 until her retirement at the end of 2023. Qurate Retail is comprised of a select group of retail brands including QVC, HSN, Zulily, Ballard Designs, Frontgate, Garnet Hill, and Grandin Road and is a leader in video commerce, a top-10 ecommerce retailer, and a leader in mobile and social commerce. During her more than 20 years with the company, Ms. Campbell held various leadership positions across the Merchandising, Planning and Commerce Platforms functions. Most recently, and prior to her most recent position, she served as Chief Content, Digital, and Platforms Officer of QxH, a segment of Qurate, from 2021 to 2022, as Chief Merchandising Officer of Qurate Retail Group and Chief Commerce Officer of QVC US from 2018 to 2021, as Chief Merchandising and Interactive Officer in 2018, as Chief Interactive Experience Officer from 2017 to 2018, and as Executive Vice President, Commerce Platforms for QVC from 2014 to 2017. Ms. Campbell holds a bachelor’s degree in psychology from Central Connecticut State University. Through her positions at QxH, Qurate Retail Group and QVC, Ms. Campbell has extensive knowledge in consumer driven product innovation, marketing and brand building, and traditional and new media platforms, as well as leading teams for long-term growth and evolution. She was first elected as a director of the Company in 2019.
J. Mitchell Dolloff, age 58, was appointed the Company’s Chief Executive Officer in 2022 and has served as President since his appointment in 2020. He previously served as Chief Operating Officer from 2019 until his appointment as CEO, President - Bedding Products from 2020 to 2021, President - Specialized Products & Furniture Products from 2017 to 2019, Senior Vice President and President of Specialized Products from 2016 to 2017, Vice President and President of the Automotive Group from 2014 to 2015, President of Automotive Asia from 2011 to 2013, Vice President of Specialized Products from 2009 to 2013, and in various other capacities for the Company since 2000. Mr. Dolloff holds a degree in economics from Westminster College (Fulton, Missouri), as well as a law degree and an MBA from Vanderbilt University. As the Company’s President and CEO, Mr. Dolloff provides comprehensive insight to the Board from strategic planning to implementation at all levels of the Company around the world, as well as the Company's relationships with investors, the financial community and other key stakeholders. He was first elected as a director of the Company in 2020.
Manuel A. Fernandez, age 77, co-founded SI Ventures, a venture capital firm focusing on IT and communications infrastructure, and has served as the managing director since 2000. Previously, he served as the Chairman, President and Chief Executive Officer at Gartner, Inc., a research and advisory company, from 1989 to 2000. Prior to Gartner, Mr. Fernandez was President and CEO of three technology-driven companies, including Dataquest, an information services company, Gavilan Computer Corporation, a laptop computer manufacturer, and Zilog Incorporated, a semiconductor manufacturer. Mr. Fernandez was the Executive Chairman of Sysco Corporation, a marketer and distributor of foodservice products, from 2012 until his retirement in 2013, having previously served as Non-executive Chairman since 2009 and as a director since 2006. Mr. Fernandez holds a degree in electrical engineering from the University of Florida and completed post-graduate work in solid-state engineering at the University of Florida. Mr. Fernandez currently serves as the lead independent director of Performance Food Group Company, a foodservice products distributor. He was previously the non-executive chairman of Brunswick Corporation, a market leader in the marine industry. Mr. Fernandez’ venture capital experience, leadership of several technology companies as CEO and service on a number of public company boards offers Leggett outstanding insight into corporate strategy and development, information technology, international growth, and corporate governance. He was first elected as a director of the Company in 2014.
Karl G. Glassman, age 65, served as the Company's Executive Chairman of the Board from 2022 until his retirement in May 2023 and was first appointed Chairman of the Board in 2020. Mr. Glassman served as the Company’s Chief Executive Officer from 2016 to 2021, as President from 2013 to 2019, Chief Operating Officer from 2006 to 2015, Executive Vice President from 2002 to 2013, President of the former Residential Furnishings Segment from 1999 to 2006, Senior Vice President from 1999 to 2002, and in various capacities since 1982. Mr. Glassman holds a degree in business management and finance from California State University-Long Beach. As the Company's former CEO with decades of experience in Leggett’s senior management team, Mr. Glassman offers exceptional knowledge of the Company’s operations, strategy and governance, as well as customers and end markets. Mr. Glassman also served on the Board of

PART III
Directors of the National Association of Manufacturers through the end of 2022. He was first elected as a director of the Company in 2002.
Joseph W. McClanathan, age 71, served as President and Chief Executive Officer of the Household Products Division of Energizer Holdings, Inc., a manufacturer of portable power solutions, from 2007 through his retirement in 2012. Previously, he served Energizer as President and Chief Executive Officer of the Energizer Battery Division from 2004 to 2007, as President—North America from 2002 to 2004, and as Vice President—North America from 2000 to 2002. Mr. McClanathan holds a degree in management from Arizona State University. Mr. McClanathan currently serves as a director of Brunswick Corporation, a market leader in the marine industry. Through his leadership experience at Energizer and as a former director of the Retail Industry Leaders Association, Mr. McClanathan offers an exceptional perspective to the Board on manufacturing operations, marketing and development of international capabilities. He was first elected as a director of the Company in 2005.
Srikanth Padmanabhan, age 59, was appointed Executive Vice President and President, Operations of Cummins Inc., a global manufacturer of engines and power solutions, in 2024. He previously served as President of its Engine Business segment from 2016 to 2023, as Vice President—Engine Business from 2014 to 2016, Vice President and General Manager of Emission Solutions from 2008 to 2014, and in various other capacities since 1991. Mr. Padmanabhan holds a bachelor’s degree in mechanical engineering from the National Institute of Technology in Trichy, India, a Ph.D. in mechanical engineering from Iowa State University, and has completed the Advanced Management Program at Harvard Business School. With over 30 years at Cummins in a variety of leadership roles, Mr. Padmanabhan offers considerable knowledge of the automotive industry and the industrial sector. He brings extensive experience in managing operations, technology and innovation across a multi-billion-dollar global business. He has lived and worked in India, the United States, Mexico, and the United Kingdom. He was first elected as a director of the Company in 2018.
Jai Shah, age 57, serves as a Group President of Masco Corporation, a Fortune 500 global leader in the design, manufacture and distribution of branded home improvement and building products. In this position since 2018, Mr. Shah has responsibility for operating companies with leading brands in global decorative and rough plumbing in North America and previously headed Masco's platform of decorative architectural and wellness businesses. Mr. Shah is also responsible for Masco’s Corporate Strategic Planning activities. He previously served as President of Delta Faucet Company, a Masco business unit, from 2014 to 2018, as Vice President and Chief Human Resources Officer for Masco from 2012 to 2014, and in various capacities since 2003. Prior to Masco, Mr. Shah held a number of senior management positions at Diversey Corporation and served as Senior Auditor for KPMG Peat Marwick Chartered Accountants. Mr. Shah is a Certified Public Accountant and Chartered Professional Accountant (Canada) and holds an MBA from the University of Michigan, as well as bachelor’s and master’s degrees in accounting from the University of Waterloo in Ontario, Canada. Mr. Shah’s range of experience at Masco in a variety of operational, financial and corporate roles offers the Board a broad perspective on relevant issues facing global corporations, including growth strategy development and implementation, talent management, and adapting to e-business and market innovations. He was first elected as a director of the Company in 2019.
Phoebe A. Wood, age 70, has been a principal in CompaniesWood, a consulting firm specializing in early stage investments, since her 2008 retirement as Vice Chairman and Chief Financial Officer of Brown-Forman Corporation, a diversified consumer products manufacturer, where she had served since 2001. Ms. Wood previously held various positions at Atlantic Richfield Company, an oil and gas company, from 1976 to 2000. Ms. Wood holds a degree in psychology from Smith College and an MBA from UCLA. Ms. Wood is a director of Invesco, Ltd., an independent global investment manager, Pioneer Natural Resources, an independent oil and gas company, and PPL Corporation, a utility and energy services company. From her career in business and various directorships, Ms. Wood provides the Board with a wealth of understanding of the strategic, financial and accounting issues the Board addresses in its oversight role. She was first elected as a director of the Company in 2005.
The Supplemental Item in Part I on page 32, which includes a listing and description of the positions and offices held by the executive officers of the Company, is incorporated into this section by reference.
The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, and chief accounting officer called the Financial Code of Ethics. The Company has also adopted a Code of Business Conduct and Ethics for directors, officers, and employees and Corporate Governance Guidelines. The Financial Code of Ethics, the Code of Business Conduct and Ethics, and the Corporate Governance Guidelines are available on the Company’s website at www.leggett.com/governance. Each of these documents is available in print to any person, without charge, upon request. Such requests may be made to the Company’s Secretary at Leggett & Platt, Incorporated, No. 1 Leggett Road, Carthage, Missouri 64836.

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
Item 11. Executive Compensation.
The subsections titled “Board’s Oversight of Risk Management,” “Director Compensation,” together with the entire section titled “Executive Compensation and Related Matters” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2024, are incorporated by reference. No Human Resources and Compensation Committee member had an interlocking relationship as described in Item 407(e)(4) of Regulation S-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The entire sections titled “Security Ownership” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2024, are incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The subsections titled “PROPOSAL ONE: Election of Directors,” “Transactions with Related Persons,” “Director Independence and Board Service,” and “Board and Committee Composition and Meetings” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2024, are incorporated by reference.
Item 14. Principal Accountant Fees and Services.
The subsections titled “Audit and Non-Audit Fees” and “Pre-Approval Procedures for Audit and Non-Audit Services” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2024, are incorporated by reference.

PART IV
PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a) Financial Statements and Financial Statement Schedule.
The Reports, Financial Statements and Notes, and Financial Statement Schedule listed below are included in this Form 10-K:

We have omitted other information schedules because the information is inapplicable, not required, or in the financial statements or notes.
(b) Exhibits—See Exhibit Index beginning on page 118.
We did not file other long-term debt instruments because the total amount of securities authorized under all of these instruments does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. We agree to furnish a copy of such instruments to the SEC upon request.

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
Under the supervision and with the participation of management (including ourselves), we conducted an evaluation of the effectiveness of Leggett & Platt’s internal control over financial reporting, as of December 31, 2023, based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, we concluded that Leggett & Platt’s internal control over financial reporting was effective as of December 31, 2023.
Leggett & Platt’s internal control over financial reporting, as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 72 of this Form 10-K.

/s/ J. MITCHELL DOLLOFF	/s/ BENJAMIN M. BURNS
J. Mitchell Dolloff President and Chief Executive Officer	Benjamin M. Burns Executive Vice President and Chief Financial Officer

February 27, 2024	February 27, 2024

PART IV
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Leggett & Platt, Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Leggett & Platt, Incorporated and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

PART IV

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
Annual Goodwill Impairment Assessment – Bedding Reporting Unit
As described in Notes A and D to the consolidated financial statements, the Company’s consolidated net goodwill balance was $1,489.8 million as of December 31, 2023, and the goodwill associated with the Bedding reporting unit was $906.5 million. Management assesses goodwill for impairment annually in the second quarter and as triggering events may occur. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, up to the total amount of goodwill for the reporting unit. Fair value of the reporting unit is determined by management using a combination of two valuation methods, a market approach and an income approach. The market approach estimates fair value by first determining price-to-earnings ratios for comparable publicly traded companies with similar characteristics of the reporting unit and applying the ratios to the projected earnings of the reporting unit. The income approach is based on projected future (debt-free) cash flow that is discounted to present value using factors that consider the timing and risk of future cash flows. Discounted cash flow projections are based on 5-year financial forecasts developed from operating plans and economic projections, sales growth, estimates of future expected changes in operating margins, a discount rate, terminal value growth rates, future capital expenditures and changes in working capital requirements.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the Bedding reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Bedding reporting unit; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to sales growth, estimates of future expected changes in operating margins, and the discount rate used in the income approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment assessment, including controls over the valuation of the Bedding reporting unit. These procedures also included, among others, (i) testing management's process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to sales growth, estimates of future expected changes in operating margins, and the discount rate. Evaluating management’s assumptions related to sales growth and estimates of future expected changes in operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the past and present performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.
Other Long-Lived Asset Impairment Assessments – Customer Relationships and Technology within the Elite Comfort Solutions (ECS) Asset Group and Customer Relationships within the Kayfoam Asset Group
As described in Notes A and C to the consolidated financial statements, management reviews long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate carrying values may not be

PART IV
recoverable. Management concluded there was a triggering event and reviewed long-lived assets for impairment in the fourth quarter. Management performed a recoverability test for the ECS and Kayfoam asset groups and concluded the undiscounted cash flows had fallen below the related carrying values. Subsequently, management tested for impairment by comparing the estimated fair value of long-lived assets to their carrying values, which resulted in a non-cash charge of $443.7 million for long-lived asset impairments, primarily related to customer relationships, technology, and trademark intangibles. The impairment represents substantially all of the intangibles associated with the ECS and Kayfoam asset groups in the Bedding Product segment. Customer relationships were valued using an excess earnings method with various inputs, such as the estimated customer attrition rate, revenue growth rate, operating margins, the amount of contributory asset charges, and discount rates. Technology, trademarks, and trade names were valued using a relief-from-royalty method with various inputs, such as comparable market royalty rates for items of similar value, future earnings forecast, a discount rate, and, for technology, a replacement rate.
The principal considerations for our determination that performing procedures relating to the other long-lived asset impairment assessments for customer relationships and technology within the ECS asset group and customer relationships within the Kayfoam asset group is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of such intangibles within the asset groups; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, operating margins, and discount rates for customer relationships and future earnings forecast and discount rate for technology; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s other long-lived asset impairment assessments, including controls over management’s identification of events or changes in circumstances that indicate an impairment of asset groups has occurred and controls over the valuation of the ECS and Kayfoam asset groups. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the customer relationships and technology within the ECS asset group and customer relationships within the Kayfoam asset group; (ii) evaluating the appropriateness of the excess earnings and relief-from-royalty methods used by management; (iii) testing the completeness and accuracy of underlying data used in the excess earnings and relief-from-royalty methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, operating margins, and discount rates for customer relationships, and future earnings forecast and discount rate for technology. Evaluating management’s assumptions related to revenue growth rates and operating margins for customer relationships, and future earnings forecast for technology involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the asset groups (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the excess earnings and relief-from-royalty methods and (ii) the reasonableness of the discount rates assumptions.
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 27, 2024
We have served as the Company’s auditor since 1991.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Operations

	Year Ended December 31
(Amounts in millions, except per share data)	2023	2022	2021
Net trade sales	$4,725.3	$5,146.7	$5,072.6
Cost of goods sold	3,871.5	4,169.9	4,034.3
Gross profit	853.8	976.8	1,038.3
Selling and administrative expenses	465.4	427.3	422.1
Amortization of intangibles	69.0	66.8	67.5
Long-lived asset impairment	443.7	—	—
Net gain from disposal of assets and businesses	(20.1)	(2.5)	(29.4)
Other expense (income), net	(13.8)	.2	(17.9)
Earnings (loss) before interest and income taxes	(90.4)	485.0	596.0
Interest expense	88.4	85.5	76.5
Interest income	5.4	4.1	2.6
Earnings (loss) before income taxes	(173.4)	403.6	522.1
Income taxes	(36.6)	93.7	119.5
Net earnings (loss)	(136.8)	309.9	402.6
Earnings attributable to noncontrolling interest, net of tax	—	(.1)	(.2)
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$(136.8)	$309.8	$402.4
Net earnings (loss) per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$(1.00)	$2.28	$2.95
Diluted	$(1.00)	$2.27	$2.94

The accompanying notes are an integral part of these consolidated financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31
(Amounts in millions)	2023	2022	2021
Net earnings (loss)	$(136.8)	$309.9	$402.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	40.9	(71.8)	(18.2)
Cash flow hedges	4.1	(3.5)	10.5
Defined benefit pension plans	4.8	20.1	21.7
Other comprehensive income (loss), net of tax	49.8	(55.2)	14.0
Comprehensive income (loss)	(87.0)	254.7	416.6
Less: comprehensive income attributable to noncontrolling interest	—	(.1)	(.1)
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$(87.0)	$254.6	$416.5

The accompanying notes are an integral part of these consolidated financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Balance Sheets

	December 31
(Amounts in millions, except per share data)	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$365.5	$316.5
Trade receivables, net	564.9	609.0
Other receivables, net	72.4	66.0
Inventories	819.7	907.5
Prepaid expenses and other current assets	58.9	59.0
Total current assets	1,881.4	1,958.0
Property, Plant and Equipment—at cost
Machinery and equipment	1,488.3	1,434.0
Buildings and other	820.3	791.0
Land	42.8	43.5
Total property, plant and equipment	2,351.4	2,268.5
Less accumulated depreciation	1,570.2	1,496.1
Net property, plant and equipment	781.2	772.4
Other Assets
Goodwill	1,489.8	1,474.4
Other intangibles, net	167.5	675.4
Operating lease right-of-use assets	193.2	195.0
Sundry	121.4	110.9
Total other assets	1,971.9	2,455.7
TOTAL ASSETS	$4,634.5	$5,186.1
LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long-term debt and short-term debt	$308.0	$9.4
Current portion of operating lease liabilities	57.3	49.5
Accounts payable	536.2	518.4
Accrued expenses	256.8	261.7
Other current liabilities	104.3	129.1
Total current liabilities	1,262.6	968.1
Long-term Liabilities
Long-term debt	1,679.6	2,074.2
Operating lease liabilities	150.5	153.6
Other long-term liabilities	106.6	126.1
Deferred income taxes	101.2	222.7
Total long-term liabilities	2,037.9	2,576.6
Commitments and Contingencies
Equity
Common stock—authorized, 600.0 shares of $.01 par value; 198.8 shares issued; Preferred stock—authorized, 100.0 shares; none issued	2.0	2.0
Additional contributed capital	575.8	568.5
Retained earnings	2,661.1	3,046.0
Accumulated other comprehensive loss	(43.7)	(93.5)
Less treasury stock—at cost (65.4 and 66.2 shares at December 31, 2023 and 2022, respectively)	(1,861.9)	(1,882.3)
Total Leggett & Platt, Inc. equity	1,333.3	1,640.7
Noncontrolling interest	.7	.7
Total equity	1,334.0	1,641.4
TOTAL LIABILITIES AND EQUITY	$4,634.5	$5,186.1
The accompanying notes are an integral part of these consolidated financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Statements of Cash Flows

	Year Ended December 31
(Amounts in millions)	2023	2022	2021
Operating Activities
Net earnings (loss)	$(136.8)	$309.9	$402.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	108.9	110.2	116.5
Amortization of intangibles and supply agreements	71.0	69.6	70.8
Long-lived asset impairment	443.7	—	—
(Decrease) increase in provision for losses on accounts and notes receivable	(6.5)	3.2	(3.4)
Writedown of inventories	9.0	17.1	13.7
Net gain from disposal of assets and businesses	(20.1)	(2.5)	(29.4)
Deferred income tax benefit	(129.2)	(15.7)	(8.5)
Stock-based compensation	27.6	30.1	34.2
Other, net	13.6	(2.5)	12.4
Changes in working capital, excluding effects from acquisitions and divestitures:
Accounts and other receivables	48.6	(26.6)	(75.0)
Inventories	86.5	96.1	(305.0)
Other current assets	4.0	(3.7)	(6.7)
Accounts payable	13.7	(102.1)	63.5
Accrued expenses and other current liabilities	(36.8)	(41.7)	(14.4)
Net Cash Provided by Operating Activities	497.2	441.4	271.3
Investing Activities
Additions to property, plant and equipment	(113.8)	(100.3)	(106.6)
Purchases of companies, net of cash acquired	—	(83.3)	(152.6)
Proceeds from sales of assets and businesses	23.4	4.2	38.5
Other, net	(.9)	(1.8)	(5.5)
Net Cash Used for Investing Activities	(91.3)	(181.2)	(226.2)
Financing Activities
Additions to long-term debt	.7	4.7	492.8
Payments on long-term debt	(2.0)	(301.5)	(306.6)
Change in commercial paper and short-term debt	(105.8)	301.8	(1.3)
Dividends paid	(239.4)	(229.2)	(218.3)
Issuances of common stock	—	—	3.5
Purchases of common stock	(6.0)	(60.3)	(9.8)
Proceeds from interest rate treasury lock	—	—	10.2
Other, net	(6.3)	(1.7)	(3.3)
Net Cash Used for Financing Activities	(358.8)	(286.2)	(32.8)
Effect of Exchange Rate Changes on Cash	1.9	(19.2)	.5
Increase (Decrease) in Cash and Cash Equivalents	49.0	(45.2)	12.8
Cash and Cash Equivalents—Beginning of Year	316.5	361.7	348.9
Cash and Cash Equivalents—End of Year	$365.5	$316.5	$361.7
Supplemental Information
Interest paid (net of amounts capitalized)	$85.8	$84.0	$66.6
Income taxes paid	98.8	125.2	126.8
Property, plant and equipment acquired through finance leases	1.4	1.4	1.9
Capital expenditures in accounts payable	3.2	3.6	4.3
Prepaid income taxes and taxes receivable applied against the deemed repatriation tax liability	9.5	6.1	4.0

The accompanying notes are an integral part of these consolidated financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Statements of Changes in Equity

(Amounts in millions, except per share data)	Common Stock		Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2020	198.8	$2.0	$543.2	$2,797.2	$(52.4)	(66.2)	$(1,865.4)	$.5	$1,425.1
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	—	—	—	402.4	—	—	—	.2	402.6
Dividends declared	—	—	5.2	(226.6)	—	—	—	—	(221.4)
Treasury stock purchased	—	—	—	—	—	(.3)	(12.3)	—	(12.3)
Treasury stock issued	—	—	(20.2)	—	—	1.1	31.1	—	10.9
Other comprehensive income (loss), net of tax (See Note O)	—	—	—	—	14.1	—	—	(.1)	14.0
Stock-based compensation, net of tax	—	—	29.6	—	—	—	—	—	29.6
Purchase of remaining interest in noncontrolling interest	—	—	(.2)	—	—	—	—	(1.2)	(1.4)
Acquisition of noncontrolling interest	—	—	.3	—	—	—	—	1.2	1.5
Balance, December 31, 2021	198.8	$2.0	$557.9	$2,973.0	$(38.3)	(65.4)	$(1,846.6)	$.6	$1,648.6
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	—	—	—	309.8	—	—	—	.1	309.9
Dividends declared	—	—	5.3	(236.8)	—	—	—	—	(231.5)
Treasury stock purchased	—	—	—	—	—	(1.7)	(60.3)	—	(60.3)
Treasury stock issued	—	—	(15.2)	—	—	.9	24.6	—	9.4
Other comprehensive income (loss), net of tax (See Note O)	—	—	—	—	(55.2)	—	—	—	(55.2)
Stock-based compensation, net of tax	—	—	20.5	—	—	—	—	—	20.5
Balance, December 31, 2022	198.8	$2.0	$568.5	$3,046.0	$(93.5)	(66.2)	$(1,882.3)	$.7	$1,641.4
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	—	—	—	(136.8)	—	—	—	—	(136.8)
Dividends declared	—	—	5.7	(248.1)	—	—	—	—	(242.4)
Treasury stock purchased	—	—	—	—	—	(.2)	(6.4)	—	(6.4)
Treasury stock issued	—	—	(21.1)	—	—	1.0	26.8	—	5.7
Other comprehensive income (loss), net of tax (See Note O)	—	—	—	—	49.8	—	—	—	49.8
Stock-based compensation, net of tax	—	—	22.7	—	—	—	—	—	22.7
Balance, December 31, 2023	198.8	$2.0	$575.8	$2,661.1	$(43.7)	(65.4)	$(1,861.9)	$.7	$1,334.0

The accompanying notes are an integral part of these consolidated financial statements.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Financial Statements
 (Dollar amounts in millions, except per share data)
December 31, 2023, 2022 and 2021
A—Summary of Significant Accounting Policies
PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Leggett & Platt, Incorporated and its subsidiaries (“we” or “our”). Management does not expect foreign exchange restrictions to significantly impact the ultimate realization of amounts consolidated in the accompanying financial statements for subsidiaries located outside the United States. All intercompany transactions and accounts have been eliminated in consolidation.
ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the accrual and disclosure of loss contingencies.
CASH EQUIVALENTS: Cash equivalents include cash in excess of daily requirements, which is invested in various financial instruments with original maturities of three months or less. Restricted cash was less than $7.5 in the years presented and was primarily related to restricted deposits against a short-term borrowing arrangement of a foreign entity.
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
We participate in trade receivables sales programs in combination with third-party banking institutions and certain customers. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Statements of Cash Flows. We had approximately $60.0 and $65.0 of trade receivables that were sold and removed from our Consolidated Balance Sheets at December 31, 2023 and 2022, respectively.
The above items encompass multiple individual programs that are are utilized as tools in our cash flow management, and we offer them as options to facilitate customer operating cycles. Because many of these programs operate independently, and a cessation of all these programs at the same time is not reasonably likely, we do not expect changes in these programs to have a material impact on our operating cash flows or liquidity.
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
ACCOUNTS PAYABLE: Accounts payable are recorded at the invoiced amount for services at the time they are rendered and for inventory based on the delivery terms of the purchase. We sometimes utilize third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A supplier can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The accounts payable settled through the third-party programs, which remain on our Consolidated Balance Sheets, were approximately $105.0 and $80.0 at December 31, 2023 and 2022, respectively.
While we utilize the above programs as tools in our cash flow management and offer them as options to facilitate vendor operating cycles, if there were to be a cessation of these programs, we do not expect it would materially impact our operating cash flows or liquidity.
INVENTORIES:
The following table recaps the components of inventory for each period presented:

	December 31, 2023	December 31, 2022
Finished goods	$361.3	$389.9
Work in process	73.5	71.1
Raw materials and supplies	384.9	446.5
Inventories	$819.7	$907.5
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
ACQUISITIONS: When acquisitions occur, we value the assets acquired, liabilities assumed, and any noncontrolling interest in acquired companies at estimated acquisition-date fair values. Goodwill is measured as the excess amount of consideration transferred, compared to fair value of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value these items at the acquisition date (as well as contingent consideration, where applicable), our estimates are inherently uncertain and subject to refinement during the measurement period, which may be up to one year from the acquisition date.
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
•The most common identified intangible assets are customer relationships, technology, trademarks, and trade names. Discount rates discussed below are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks.
◦Customer relationships are valued using an excess earnings method with various inputs, such as the estimated customer attrition rate, revenue growth rate, operating margins, the amount of contributory asset charges, and an appropriate discount rate. The economic useful life is determined based on historical customer turnover rates.
◦Technology, trademarks, and trade names are typically valued using a relief-from-royalty method with various inputs, such as comparable market royalty rates for items of similar value, future earnings forecast, an appropriate discount rate, and a replacement rate for technology. The economic useful life is determined based on the expected life of the technology, trademarks, and trade names.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost, less accumulated depreciation, and depreciated using the straight-line method over the estimated useful lives. Salvage value, if any, is assumed to be minimal. Accelerated methods are used for tax purposes. These assets are reviewed for recoverability as discussed below in Long-Lived Assets Impairment Evaluation.

	Useful Life Range	Weighted Average Life
Machinery and equipment	5-30 years	13 years
Buildings	4-40 years	26 years
Other items	5-15 years	11 years

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
Right-of-use assets are reviewed for recoverability as discussed below in Long-Lived Assets Impairment Evaluation.
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
The income approach is based on projected future (debt-free) cash flow that is discounted to present value using factors that consider the timing and risk of future cash flows. Management believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Discounted cash flow projections are based on 5-year financial forecasts developed from operating plans and economic projections noted above, sales growth, estimates of future expected changes in operating margins, an appropriate discount rate, terminal value growth rates, future capital expenditures, and changes in working capital requirements. There are inherent assumptions and judgments required in the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.
OTHER INTANGIBLE ASSETS: Other intangibles are stated at cost, less accumulated amortization, and substantially all are amortized using the straight-line method over their estimated useful lives. These assets are evaluated for impairment as discussed below in Long-Lived Assets Impairment Evaluation.

	Useful Life Range	Weighted Average Life
Other intangible assets	7-20 years	15 years

LONG-LIVED ASSETS IMPAIRMENT EVALUATION: Long-lived assets are reviewed for recoverability at year end and whenever events or changes in circumstances indicate carrying values may not be recoverable. Fair value is calculated using similar methodologies as discussed above in Acquisitions.
Assets Held and Used—Assets are tested for recoverability at the asset group level. If the carrying value of an asset group exceeds its undiscounted expected cash flows, then a fair value analysis is performed. An impairment charge is recognized if the carrying value exceeds the fair value.
Assets Held for Sale—An asset or business is classified as held for sale when (i) management commits to a plan to sell and it is actively marketed; (ii) it is available for immediate sale and the sale is expected to be completed within one year; and (iii) it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. Upon being classified as held for sale, a recoverability test is performed, and an impairment charge is recognized if the carrying value exceeds the fair value less cost to sell. These assets are no longer depreciated or amortized. Assets held for sale were not material for the years presented.
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
Under hedge accounting, we formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. The process includes designating derivative instruments as hedges of specific assets, liabilities, firm commitments, or forecasted transactions. We also formally assess, both at inception and on a quarterly basis thereafter, whether the underlying transactions are probable of occurring. If it is determined that an underlying transaction is probable of not occurring, deferred gains or losses are recorded in the Consolidated Statements of Operations on the same line item as the hedged item.
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
RECLASSIFICATIONS: Certain immaterial reclassifications have been made to the prior years’ information in the Consolidated Financial Statements and related notes to conform to the 2023 presentation.
NEW ACCOUNTING GUIDANCE: The Financial Accounting Standards Board (FASB) regularly issues updates to the FASB Accounting Standards Codification that are communicated through issuance of an Accounting Standards Update (ASU). Below is a summary of the ASUs effective for future periods that are most relevant to our financial statements:
To be adopted in future years
•ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures": This ASU requires additional disclosures about reportable segments' expenses and other items on an interim and annual basis. This guidance will be effective for annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025. We are currently evaluating the impact of adopting this guidance.
•ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures": This ASU requires disclosure of specific categories in the rate reconciliation and income taxes paid disaggregated by jurisdiction. This guidance will be effective for annual periods beginning January 1, 2025. We are currently evaluating the impact of adopting this guidance.
The FASB has issued accounting guidance, in addition to the issuance discussed above, effective for current and future periods. This guidance did not have a material impact on our current financial statements, and we do not believe it will have a material impact on our future financial statements.
B—Revenue
Revenue by Product Family
We disaggregate revenue by customer group, which is the same as our product families for each of our segments, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. For information regarding our segment structure, see Note E.

	Year Ended December 31
	2023	2022	2021
Bedding Products
Bedding Group	$1,964.7	$2,356.3	$2,455.9
	1,964.7	2,356.3	2,455.9
Specialized Products
Automotive Group	878.4	846.5	801.4
Aerospace Products Group	154.1	120.9	102.9
Hydraulic Cylinders Group [1]	247.3	150.9	94.6
	1,279.8	1,118.3	998.9
Furniture, Flooring & Textile Products
Home Furniture Group	300.5	398.0	434.3
Work Furniture Group	272.8	318.7	284.1
Flooring & Textile Products Group	907.5	955.4	899.4
	1,480.8	1,672.1	1,617.8
	$4,725.3	$5,146.7	$5,072.6
1    In August 2022, we acquired a manufacturer of hydraulic cylinders for material-handling and heavy construction equipment. (see Note Q).

C—Impairment Charges
Pretax impairment charges are reported in “Impairments” in the Consolidated Statements of Operations. We had pretax impairment charges of $443.7 in the year ended December 31, 2023 as discussed below. There were no impairment charges in 2022 or 2021.

Other long-lived assets
As discussed in Note A, we test other long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
We had a triggering event to review long-lived assets for impairment late in the fourth quarter of 2023.
Weak demand and changing market dynamics in the bedding industry have created disruption and financial instability with some of our customers. While sales and earnings have been lower as compared to acquisition-date estimates for the customer bases associated with Elite Comfort Solutions (ECS) and Kayfoam (acquired in 2019 and 2021, respectively), estimated undiscounted cash flows for these asset groups exceeded their carrying amounts until the fourth quarter of 2023.
Late in the fourth quarter of 2023, certain of our ECS and Kayfoam customers notified us of efforts to improve their financial position, which could adversely impact our future cash flow forecasts. In early January 2024, we conducted an evaluation and determined that our sales and earnings forecasts should be reduced, and, as a result, we performed a recoverability test for these asset groups. Because the forecasted undiscounted cash flows had fallen below the carrying value for these asset groups, we tested for impairment by comparing the estimated fair value of long-lived assets to their carrying values, which resulted in a non-cash charge of $443.7 for long-lived asset impairments (primarily customer relationships, technology, and trademark intangibles) in the Bedding Products segment during the fourth quarter of 2023. This impairment was unrelated to the Restructuring Plan discussed in Note T.
Fair value of the long-lived assets and the resulting impairment charges noted above were determined using the following methodologies.
•Customer relationships were valued using an excess earnings method with various inputs, such as the estimated customer attrition rate, revenue growth rate, operating margins, the amount of contributory asset charges, and an appropriate discount rate.
•Technology, trademarks, and trade names were valued using a relief-from-royalty method with various inputs, such as comparable market royalty rates for items of similar value, future earnings forecast, an appropriate discount rate, and a replacement rate for technology.
This impairment represents substantially all of the intangibles associated with the asset groups noted above. We believe the estimates and assumptions utilized in our impairment testing are reasonable and are comparable to those that would be used by other market participants. However, if actual results differ materially from estimates used in these calculations, we could incur future impairment charges.
Goodwill Impairment Testing
As discussed in Note A, we test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur, or at least annually. We perform our annual goodwill impairment testing in the second quarter.
The annual goodwill impairment testing indicated no impairments for the periods presented.

Significant assumptions used in the annual goodwill impairment testing in the second quarter are presented in the tables below. If actual results differ materially from estimates used in these calculations, we could incur future impairment charges.

2023
Fair Value over Carrying Value divided by Carrying Value	December 31, 2023 Goodwill Value	Compound Annual Growth Rate (CAGR) Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50%	$1,018.1	1-17%	3%	10-12%
50-100%	99.6	< 1	3	8
101-300%	372.1	3-6	3	8-10
	$1,489.8	< 1-17%	3%	8-12%

2022
Fair Value over Carrying Value divided by Carrying Value	December 31, 2022 Goodwill Value	CAGR Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50%	$107.8	4-9%	3%	12%
50-100%	998.7	3-5	3	10
101-300%	248.3	1-3	3	10
Greater than 300%	119.6	8	3	12
	$1,474.4	1-9%	3%	10-12%
The fourth quarter 2023 activities resulting in the long-lived asset impairments discussed above were also considered a triggering event for goodwill impairment testing of the Bedding reporting unit, and no impairments were indicated. No other reporting units had triggering events in the periods presented. Reporting units where fair value exceeded carrying value by less than 100% are summarized in the table below:

	Fair value in excess of carrying value for the goodwill impairment testing performed during			Goodwill
	Triggering event Fourth quarter 2023	Annual testing Second quarter 2023	Annual testing Second quarter 2022	As of December 31, 2023	As of December 31, 2022
Reporting unit with a triggering event
Bedding [1]	19%	40%	54%	$906.5	$900.3

Reporting units with no triggering event
Work Furniture		74	78	99.6	98.4
Aerospace Products		44	40	67.0	66.3
Hydraulic Cylinders [2]		18	32	44.6	41.5

[1] The fourth quarter 2023 testing for the Bedding reporting unit included the impacts of the long-lived asset impairments discussed above. It also assumed a compound annual growth rate for sales of 2% and a discount rate of 10%.

2 At the time of our annual goodwill impairment testing in second quarter 2022, there was no goodwill associated with this reporting unit, but an August 2022 (see Note Q) acquisition added goodwill.

D—Goodwill and Other Intangible Assets
The changes in the carrying amounts of goodwill are as follows:

	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products	Total
Net goodwill as of January 1, 2022	$908.3	$192.7	$348.6	$1,449.6
Additions for current year acquisitions	—	39.0	3.5	42.5
Adjustments to prior year acquisitions	—	.3	—	.3
Allocations to divested businesses	(.3)	—	—	(.3)
Foreign currency translation adjustment	(7.7)	(4.6)	(5.4)	(17.7)
Net goodwill as of December 31, 2022	900.3	227.4	346.7	1,474.4
Adjustments to prior year acquisitions	—	2.9	.8	3.7
Foreign currency translation adjustment	6.2	3.4	2.1	11.7
Net goodwill as of December 31, 2023	$906.5	$233.7	$349.6	$1,489.8

Net goodwill as of December 31, 2023 is comprised of:
Gross goodwill	$911.9	$325.8	$600.2	$1,837.9
Accumulated impairment losses	(5.4)	(92.1)	(250.6)	(348.1)
Net goodwill as of December 31, 2023	$906.5	$233.7	$349.6	$1,489.8
The gross carrying amount and accumulated amortization by intangible asset class and intangible assets acquired during the periods presented, included in "Other intangibles, net" on the Consolidated Balance Sheets, are as follows:

	December 31, 2023			Year Ended December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross carrying amounts of items acquired [1]	Weighted average life in years for items acquired
Customer-related intangibles	$331.5	$244.7	$86.8	$—	0
Patents and trademarks	103.6	59.8	43.8	1.5	19.3
Technology	86.8	60.8	26.0	—	0
Non-compete agreements, supply agreements and other	62.0	51.1	10.9	—	0
Total [2]	$583.9	$416.4	$167.5	$1.5	19.3

	December 31, 2022			Year Ended December 31, 2022
Customer-related intangibles	$622.6	$206.1	$416.5	$22.0	15.0
Patents and trademarks	145.7	52.8	92.9	8.2	15.6
Technology	196.6	51.7	144.9	13.4	13.9
Non-compete agreements, supply agreements and other	66.9	45.8	21.1	.3	4.8
Total	$1,031.8	$356.4	$675.4	$43.9	14.7

1 2022 includes $40.6 related to business acquisitions. For information regarding our business acquisitions, see Note Q.
2 We incurred impairment charges in 2023 associated with intangible assets as discussed in Note C.

Estimated amortization expense for the next five years is as follows:

2024	$21.2
2025	19.7
2026	17.9
2027	16.5
2028	15.5
E—Segment Information
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

A summary of segment results for the periods presented are as follows:

	Year Ended December 31
	Trade [1] Sales	Inter- Segment Sales	Total Segment Sales	EBIT	Depreciation and Amortization
2023
Bedding Products [2]	$1,964.7	$31.9	$1,996.6	$(344.2)	$103.9
Specialized Products	1,279.8	1.5	1,281.3	125.0	41.1
Furniture, Flooring & Textile Products	1,480.8	11.7	1,492.5	128.6	22.5
Intersegment eliminations and other [3]				.2	12.4
	$4,725.3	$45.1	$4,770.4	$(90.4)	$179.9
2022
Bedding Products	$2,356.3	$40.5	$2,396.8	$219.6	$104.1
Specialized Products	1,118.3	2.2	1,120.5	99.4	40.5
Furniture, Flooring & Textile Products	1,672.1	14.5	1,686.6	165.0	23.2
Intersegment eliminations and other [3]				1.0	12.0
	$5,146.7	$57.2	$5,203.9	$485.0	$179.8
2021
Bedding Products [2]	$2,455.9	$44.1	$2,500.0	$321.3	$106.8
Specialized Products	998.9	3.6	1,002.5	115.9	44.8
Furniture, Flooring & Textile Products	1,617.8	13.4	1,631.2	159.5	24.0
Intersegment eliminations and other [3]				(.7)	11.7
	$5,072.6	$61.1	$5,133.7	$596.0	$187.3
1 See Note B for revenue by product family.
2 2023 EBIT: Includes $443.7 of long-lived asset impairments as discussed in Note C.
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

	Year Ended December 31
	Assets	Additions to Property, Plant and Equipment	Acquired Companies’ Long-Lived Assets
2023
Bedding Products	$815.2	$47.3	$—
Specialized Products	398.6	42.7	—
Furniture, Flooring & Textile Products	390.3	12.7	—
Average current liabilities included in segment numbers above	736.1	—	—
Unallocated assets and other [1,2]	2,403.2	11.1	—
Difference between average assets and year-end balance sheet	(108.9)	—	—
	$4,634.5	$113.8	$—
2022
Bedding Products	$931.2	$42.1	$—
Specialized Products	350.1	28.2	93.8
Furniture, Flooring & Textile Products	423.1	12.5	7.1
Average current liabilities included in segment numbers above	793.9	—	—
Unallocated assets and other [1]	2,840.6	17.5	—
Difference between average assets and year-end balance sheet	(152.8)	—	—
	$5,186.1	$100.3	$100.9
2021
Bedding Products	$836.0	$67.1	$136.6
Specialized Products	316.7	20.6	25.1
Furniture, Flooring & Textile Products	373.5	9.8	6.2
Average current liabilities included in segment numbers above	814.1	—	—
Unallocated assets and other [1]	2,828.5	9.1	—
Difference between average assets and year-end balance sheet	138.5	—	—
	$5,307.3	$106.6	$167.9
1 Unallocated assets consist primarily of goodwill, other intangibles, cash, and deferred tax assets.
2 2023 unallocated assets reflects a $443.7 long-lived asset impairment as discussed in Note C.

Trade sales and tangible long-lived assets are presented below, based on the geography of manufacture.

	Year Ended December 31
	2023	2022	2021
Trade sales
Foreign sales
Europe	$715.2	$624.5	$589.0
China	464.7	501.5	559.0
Canada	296.6	279.4	262.0
Mexico	232.6	262.8	276.0
Other	139.2	129.2	116.1
Total foreign sales	1,848.3	1,797.4	1,802.1
United States	2,877.0	3,349.3	3,270.5
Total trade sales	$4,725.3	$5,146.7	$5,072.6

Tangible long-lived assets
Foreign tangible long-lived assets
Europe	$149.4	$142.1	$150.1
China	47.1	45.2	44.1
Canada	25.6	24.3	26.9
Mexico	14.3	14.1	13.9
Other	7.3	7.9	9.8
Total foreign tangible long-lived assets	243.7	233.6	244.8
United States	537.5	538.8	536.7
Total tangible long-lived assets	$781.2	$772.4	$781.5

F—Earnings (Loss) Per Share (EPS)
Basic and diluted earnings (loss) per share were calculated as follows:

	Year Ended December 31
	2023	2022	2021
Net earnings (loss)
Net earnings (loss)	$(136.8)	$309.9	$402.6
Earnings attributable to noncontrolling interest, net of tax	—	(.1)	(.2)
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$(136.8)	$309.8	$402.4

Weighted average number of shares (in millions)
Weighted average number of common shares used in basic EPS	136.3	136.1	136.3
Dilutive effect of stock-based compensation	—	.4	.4
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	136.3	136.5	136.7

Basic and diluted EPS
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$(1.00)	$2.28	$2.95

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$(1.00)	$2.27	$2.94

Other information
Anti-dilutive shares excluded from diluted EPS computation	.5	.4	.2

Cash dividends declared per share	$1.82	$1.74	$1.66

G—Accounts and Other Receivables
Accounts and other receivables at December 31 consisted of the following:

	2023		2022
	Current	Long-term	Current	Long-term
Total trade receivables	$575.4	$—	$626.8	$—
Allowance for doubtful accounts - trade receivables	(10.5)	—	(17.8)	—
Trade receivables, net	$564.9	$—	$609.0	$—

Other notes receivable	$—	$1.2	$—	$22.4
Taxes receivable, including income taxes	3.1	—	5.0	—
Value-added taxes (VAT) recoverable [1]	56.6	—	45.4	—
Other receivables	12.7	—	15.6	—
Allowance for doubtful accounts - other notes receivable	—	—	—	(21.2)
Other receivables, net	$72.4	$1.2	$66.0	$1.2

1 We have experienced VAT refund delays from the Mexican government. These balances include $48.2 and $36.5 at December 31, 2023 and December 31, 2022, respectively, of Mexico VAT recoverable. We believe that these are fully collectible.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2021	Change in Provision	Less: Net Charge-offs/(Recoveries) and Other	Balance at December 31, 2022	Change in Provision [1]	Less: Net Charge-offs/(Recoveries) and Other	Balance at December 31, 2023
Total trade receivables	$15.0	$4.0	$1.2	$17.8	$(5.8)	$1.5	$10.5
Other notes receivable	22.0	(.8)	—	21.2	(.7)	20.5	—
Total allowance for doubtful accounts	$37.0	$3.2	$1.2	$39.0	$(6.5)	$22.0	$10.5
1 We decreased our allowance for doubtful accounts in 2023 based on the following considerations: Because of uncertainty around long-term impacts of the COVID-19 pandemic, we increased our allowance for general macroeconomic conditions by $6.0 in 2020. We have made small adjustments to this component of our reserves over the last few years for various economic signals, but we continued to hold most of this reserve (applicable to the entire portfolio) until we could reasonably conclude that COVID would not impact collectability into the future. During 2023, we reduced the COVID component of our reserve, but added a component for other macroeconomic items (such as higher interest rates, geopolitical tension, and economic uncertainty). The net impact of this change was $4.0 favorable to our allowance for doubtful accounts. In addition, 2023's allowance was reduced as accounts receivable balances were lower in 2023 as compared to 2022, including balances on specifically-reserved accounts and receipt of payments on some accounts that were previously fully reserved.

H—Supplemental Balance Sheet Information
Additional supplemental balance sheet details at December 31 consisted of the following:

	2023	2022
Sundry
Deferred income taxes (see Note M)	$13.2	$8.3
Diversified investments associated with stock-based compensation plans (see Note K)	46.8	39.7
Pension plan assets (see Note L)	4.7	3.9
Tooling and molds	16.0	22.7
Finance leases (see Note J)	4.0	4.2
Other	36.7	32.1
	$121.4	$110.9
Accrued expenses
Wages and commissions payable	$78.5	$71.3
Workers’ compensation, vehicle-related and product liability, medical/disability	44.6	44.7
Sales promotions	37.0	45.4
Liabilities associated with stock-based compensation plans (see Note K)	5.5	5.9
Accrued interest	12.6	12.5
General taxes, excluding income taxes	20.9	29.2
Litigation contingency accruals (see Note S)	1.4	.9
Other	56.3	51.8
	$256.8	$261.7
Other current liabilities
Dividends payable	$61.3	$58.3
Customer deposits	12.1	18.1
Additional consideration for acquisition of businesses (see Note Q)	6.1	14.4
Derivative financial instruments (see Note R)	3.3	5.5
Liabilities associated with stock-based compensation plans (see Note K)	3.7	3.1
Outstanding checks in excess of book balances	10.3	19.6
Other	7.5	10.1
	$104.3	$129.1
Other long-term liabilities
Liability for pension benefits (see Note L)	$11.2	$19.0
Liabilities associated with stock-based compensation plans (see Note K)	50.5	42.2
Deemed repatriation tax payable	11.9	21.4
Net reserves for tax contingencies	4.6	5.5
Deferred compensation	11.2	10.8
Additional consideration for acquisition of businesses (see Note Q)	6.3	17.5
Other	10.9	9.7
	$106.6	$126.1
I—Long-Term Debt
Our multi-currency credit facility matures in September 2026. It provides us the ability, from time to time, subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1,200.0. At December 31, 2023, we were in compliance with all of our debt covenants and expect to be able to maintain compliance with the debt covenant requirements.

Our credit facility contains restrictive covenants which (a) require us to maintain as of the last day of each fiscal quarter, or if we borrow under the credit facility i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750.0 to ii) Consolidated EBITDA for the four consecutive trailing quarters, such ratio not being greater than 3.50 to 1.00, provided, however, subject to certain limitations, if we have made a Material Acquisition in any fiscal quarter, at our election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) limit the amount of total secured obligations to 15% of our total consolidated assets, and (c) limit our ability to sell, lease, transfer, or dispose of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization Transaction, products sold in the ordinary course of business and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time.
In November 2021, we issued $500.0 aggregate principal amount of notes that mature in 2051. The notes bear interest at a rate of 3.5% per year, with interest payable semi-annually which began May 15, 2022. The net proceeds of these notes were used to repay commercial paper, and therefore indirectly were used to repay our $300.0 3.4% Senior Notes in August 2022.
Long-term debt, interest rates, and due dates at December 31 are as follows:

	2023			2022
	Year-end Interest Rate	Due Date Through	Balance	Year-end Interest Rate	Due Date Through	Balance
Senior Notes [1]	3.8%	2024	$300.0	3.8%	2024	$300.0
Senior Notes [1]	3.5%	2027	500.0	3.5%	2027	500.0
Senior Notes [1]	4.4%	2029	500.0	4.4%	2029	500.0
Senior Notes [1]	3.5%	2051	500.0	3.5%	2051	500.0
Industrial development bonds, principally variable interest rates	4.1%	2030	3.8	3.9%	2030	3.8
Commercial paper [2]	5.6%	2026	186.0	4.8%	2026	282.5
Finance leases			4.0			4.2
Other, partially secured			7.4			8.7
Unamortized discounts and deferred loan costs			(13.6)			(15.6)
Total debt			1,987.6			2,083.6
Less: current maturities			308.0			9.4
Total long-term debt			$1,679.6			$2,074.2
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
2 The weighted average interest rate for the net commercial paper activity during the years ended December 31, 2023 and 2022 was 5.2% and 3.2%, respectively. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis, as evidenced by our $1,200.0 revolving credit facility maturing in 2026 discussed above.

Maturities are as follows:

2024	$308.0
2025	1.0
2026	187.0
2027	499.4
2028	.2
Thereafter	992.0
$1,987.6
Details of our commercial paper program at December 31 are presented in the table below:

	2023	2022
Total authorized program	$1,200.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	$186.0	$282.5
Letters of credit issued under the credit agreement	—	—
Amount limited by restrictive covenants of credit facility	682.1	200.9
Total program available	$331.9	$716.6
At December 31, 2023, subject to restrictive covenants, we could raise cash by issuing commercial paper through a program that is backed by a $1,200.0 revolving credit facility with a syndicate of 12 lenders. The credit facility allows us to issue total letters of credit up to $125.0. When we issue letters of credit in this manner, our capacity under the revolving facility, and consequently, our ability to issue commercial paper, is reduced by a corresponding amount. We had no outstanding letters of credit under the facility at year end for the periods presented. Our borrowing capacity may be limited by covenants to our credit facility. At December 31, 2023, our borrowing capacity under the credit facility was $331.9.
Generally, we may elect one of five types of borrowing under the revolving credit facility, which determines the rate of interest to be paid on the outstanding principal balance. The interest rate would typically be commensurate with the currency borrowed and the term of the borrowing, as well as either (i) a competitive variable or fixed rate or (ii) various published rates plus a pre-defined spread.
We are required to periodically pay accrued interest on any outstanding principal balance under the revolving credit facility at different time intervals based upon the elected interest rate and the elected interest period. Any outstanding principal under this facility will be due upon the maturity date. We may also terminate or reduce the lending commitments under this facility, in whole or in part, upon three business days’ notice. No amounts were outstanding under the revolving credit facility at December 31, 2023 and 2022.
J—Lease Obligations
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
At December 31, 2023, we had $10.6 of additional operating leases that had not yet commenced. These leases will commence in 2024 with average lease terms of seven years.

Supplemental balance sheet information related to leases was as follows:

	December 31
	2023	2022
Operating leases:
Operating lease right-of-use assets	$193.2	$195.0

Current portion of operating lease liabilities	$57.3	$49.5
Operating lease liabilities	150.5	153.6
Total operating lease liabilities	$207.8	$203.1

Finance leases:
Sundry	$4.0	$4.2

Current maturities of long-term debt	$1.2	$1.1
Long-term debt	2.8	3.1
Total finance lease liabilities	$4.0	$4.2
The components of lease expense were as follows:

	Year Ended December 31
	2023	2022	2021
Operating lease costs:
Lease costs	$65.4	$56.1	$50.1
Variable lease costs	18.6	15.1	15.4
Total operating lease costs	$84.0	$71.2	$65.5

Short-term lease costs	$6.6	$6.6	$7.0

Finance lease costs:
Amortization of right-of-use assets	$1.8	$1.7	$1.7
Interest on lease liabilities	.1	.1	.1
Total finance lease costs	$1.9	$1.8	$1.8

Total lease costs	$92.5	$79.6	$74.3
Variable lease costs consist primarily of taxes, insurance, and common-area or other maintenance costs for our leased facilities and equipment, which are paid based on actual costs incurred by the lessor.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$60.4	$52.4	$48.6
Operating cash flows from finance leases	.1	.1	.1
Financing cash flows from finance leases	1.8	1.7	1.7

Right-of-use assets obtained in exchange for new operating lease liabilities	59.8	53.0	74.0
Right-of-use assets obtained in exchange for new finance lease liabilities	1.4	1.4	1.9

The following table reconciles the undiscounted cash flows for the operating and finance leases at December 31, 2023 to the operating and finance lease liabilities recorded on the Consolidated Balance Sheets:

	December 31, 2023
	Operating Leases	Finance Leases
2024	$62.2	$1.3
2025	51.7	1.2
2026	42.1	.9
2027	28.3	.5
2028	13.9	.2
Thereafter	22.4	.1
Total	220.6	4.2
Less: interest	12.8	.2
Lease liability	$207.8	$4.0

Weighted average remaining lease term (years)	4.6	3.6
Weighted average discount rate	2.8%	2.7%

K—Stock-Based Compensation
We use various forms of share-based compensation, which are summarized below. One stock unit is equivalent to one common share for accounting and earnings-per-share purposes. Shares are issued from treasury for the majority of our stock plans’ activity. All share information is presented in millions.
Stock options and stock units are granted pursuant to our Flexible Stock Plan (the "Plan"). Each option counts as one share against the shares available under the Plan, but each share granted for any other awards will count as three shares against the Plan.
At December 31, 2023, the following common shares were authorized for issuance under the Plan:

	Shares Available for Issuance	Maximum Number of Authorized Shares
Unexercised options	.4	.4
Outstanding stock units—vested	3.5	9.6
Outstanding stock units—unvested	1.0	2.9
Available for grant	6.0	6.0
Authorized for issuance at December 31, 2023	10.9	18.9

The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Year Ended December 31
	2023		2022		2021
	To Be Settled With Stock	To Be Settled In Cash	To Be Settled With Stock	To Be Settled In Cash	To Be Settled With Stock	To Be Settled In Cash
Executive Stock Unit (ESU) program contributions [1]	$3.0	$.7	$3.7	$.7	$4.0	$.6
Discounts on various stock awards:
Deferred Stock Compensation Program [2]	1.5	—	1.6	—	1.5	—
ESU program [1]	1.2	—	1.4	—	1.1	—
Discount Stock Plan [3]	.7	—	.8	—	.9	—
Performance Stock Unit (PSU) awards: [4]
2023 PSU awards 4A	1.3	1.1	—	—	—	—
2022 and prior PSU awards 4B	1.3	(.5)	.8	(2.5)	7.8	4.0
Restricted Stock Unit (RSU) awards [5]	8.8	—	10.2	—	8.2	—
Other, primarily non-employee directors restricted stock	.8	—	1.0	—	.4	—
Total stock-related compensation expense (income)	18.6	$1.3	19.5	$(1.8)	23.9	$4.6
Employee contributions for above stock plans	9.0		10.6		10.3
Total stock-based compensation	$27.6		$30.1		$34.2

Tax benefits on stock-based compensation expense	$4.5		$4.7		$5.8
Tax benefits on stock-based compensation payments	.4		.6		3.4
Total tax benefits associated with stock-based compensation	$4.9		$5.3		$9.2
The following table recaps the impact of stock-based compensation on assets and liabilities for each of the periods presented:

	2023			2022
	Current	Long-term	Total	Current	Long-term	Total
Assets:
Diversified investments associated with the ESU program [1]	$3.6	$46.8	$50.4	$3.1	$39.7	$42.8

Liabilities:
ESU program [1]	$3.7	$48.7	$52.4	$3.1	$40.9	$44.0
PSU awards [4]	.1	1.8	1.9	—	1.3	1.3
Other - primarily timing differences between employee withholdings and related employer contributions to be submitted to various plans' trust accounts	5.5	—	5.5	5.9	—	5.9
Total liabilities associated with stock-based compensation	$9.3	$50.5	$59.8	$9.0	$42.2	$51.2

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
In 2023, employee contributions were $3.9, and employer premium contributions to diversified investment accounts were $.7. See the stock-based compensation table above for information regarding employer contributions.
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
•Interest-bearing cash deferrals under this program are reported in "Other long-term liabilities" on the Consolidated Balance Sheets and are disclosed in Note H.

	Options	Units	Cash
Aggregate amount of compensation deferred during 2023	$.1	$4.3	$.6

3 Discount Stock Plan
Under the Discount Stock Plan (DSP), a tax-qualified §423 stock purchase plan, eligible employees may purchase shares of Leggett common stock at 85% of the closing market price on the last business day of each month. Shares are purchased and issued on the last business day of each month and generally cannot be sold or transferred for one year.

Average 2023 purchase price per share (net of discount)	$25.37
2023 number of shares purchased by employees	.2
Shares purchased since inception in 1982	24.0
Maximum shares under the plan	27.0
4 PSU Awards
Our long-term incentive awards are split between PSUs and RSUs. Beginning in 2023, executive officers received 60% PSUs and 40% RSUs. Prior to 2023, executive officers received two thirds PSUs and one third RSUs. For other selected participants, the award is granted at either half PSUs and half RSUs or 100% RSUs.
We intend to pay 50% in shares of our common stock and 50% in cash, although we reserve the right (subject to the Human Resources and Compensation (HRC) Committee's approval) to pay up to 100% in cash. Cash settlements are recorded as a liability and adjusted to fair value at each reporting period.
4A 2023 PSU Awards
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
4B 2022 and Prior PSU Awards
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
Below is a summary of shares and grant date fair value related to PSU awards for the periods presented:

	Year Ended December 31
	2023	2022	2021
2023 awards and prior year TSR Based awards
Total shares base award	.1	.1	.1
Grant date per share fair value	$29.31	$41.13	$49.43
Risk-free interest rate	4.4%	1.7%	.2%
Vesting period in years	3.0	3.0	3.0
Expected volatility	45.7%	45.2%	44.3%
Expected dividend yield	5.5%	4.6%	3.7%

Prior year EBIT CAGR Based awards
Total shares base award	—	.1	.1
Grant date per share fair value	$—	$32.88	$38.77
Vesting period in years	0.0	3.0	3.0

Three-Year Performance Cycle for PSU - EBIT CAGR Based
Award Year	Completion Date	Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2019	December 31, 2021	127.0%	<.1 million	$3.5	First quarter 2022
2020	December 31, 2022	—%	— million	$—	First quarter 2023
2021	December 31, 2023	6.0%	<.1 million	$.1	First quarter 2024
There were no stock or cash distributions in the PSU - TSR Based awards in the years presented as our TSR performance relative to the peer group was below the payout criteria for the 2019 - 2021 award years (for which the three-year performance periods ended December 31, 2021, 2022, and 2023).

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
Stock Units Summary
As of December 31, 2023, the unrecognized cost of non-vested stock units that is not adjusted to fair value was $7.4 with a weighted-average remaining contractual life of one year.
Stock unit information for the plans discussed above is presented in the table below:

	DSU	ESU	PSU	RSU	Total Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Unvested at December 31, 2022	—	—	.8	.2	1.0	$42.34
Granted based on current service	.2	.3	—	.4	.9	29.74
Granted based on future conditions*	—	—	.3	—	.3	14.66
Vested	(.2)	(.3)	—	(.3)	(.8)	30.39
Forfeited*	—	—	(.3)	(.1)	(.4)	23.95
Unvested at December 31, 2023	—	—	.8	.2	1.0	$42.38	$25.5
Fully vested shares available for issuance at December 31, 2023					3.5		$92.3

*PSU awards are presented at maximum payout of 200% at grant date and when forfeited.

	Year Ended December 31
	2023	2022	2021
Total intrinsic value of vested stock units converted to common stock	$1.9	$5.7	$10.5
L—Employee Benefit Plans
The Consolidated Balance Sheets reflect a net liability for the funded status of our domestic and foreign defined benefit pension plans as of all periods presented. Our domestic plans (comprised primarily of three significant plans) represent approximately 84% of our pension benefit obligation in each of the periods presented. Participants in one of the significant domestic plans have stopped earning benefits; this plan is referred to as our Frozen Plan in the following narrative.

A summary of our pension obligations and funded status as of December 31 is as follows:

	2023	2022	2021
Change in benefit obligation
Benefit obligation, beginning of period	$191.2	$270.4	$286.5
Service cost	3.4	5.3	5.1
Interest cost	9.2	6.6	6.0
Plan participants’ contributions	.4	.4	.5
Actuarial loss (gain) [1]	4.8	(71.6)	(10.8)
Benefits paid	(15.8)	(15.9)	(15.6)
Plan amendments	—	—	.1
Curtailments and settlements	—	—	(1.1)
Foreign currency exchange rate changes	1.4	(4.0)	(.3)
Benefit obligation, end of period	$194.6	$191.2	$270.4
Change in plan assets
Fair value of plan assets, beginning of period	$175.8	$227.7	$215.3
Actual return on plan assets	20.9	(35.4)	25.6
Employer contributions	5.0	2.9	2.8
Plan participants’ contributions	.4	.4	.5
Benefits paid	(15.8)	(15.9)	(15.6)
Settlements	—	—	(.8)
Foreign currency exchange rate changes	1.5	(3.9)	(.1)
Fair value of plan assets, end of period	$187.8	$175.8	$227.7
Net funded status	$(6.8)	$(15.4)	$(42.7)
Funded status recognized in the Consolidated Balance Sheets
Other assets—sundry	$4.7	$3.9	$2.8
Other current liabilities	(.3)	(.3)	(.3)
Other long-term liabilities	(11.2)	(19.0)	(45.2)
Net funded status	$(6.8)	$(15.4)	$(42.7)
1 Year-over-year fluctuations in "Actuarial loss (gain)" are primarily driven by changes in the weighted average discount rate assumptions.
Our accumulated benefit obligation was not materially different from our projected benefit obligation for the periods presented.

Comprehensive Income (Loss)
Amounts and activity included in accumulated other comprehensive income associated with pensions are reflected below:

	December 31, 2022	2023 Amortization	2023 Net Actuarial Loss	2023 Foreign Currency Exchange Rates Change	2023 Income Tax Change	December 31, 2023
Net (loss) gain (before tax)	$(26.8)	$1.3	$5.2	$(.2)	$—	$(20.5)
Deferred income taxes	8.4	$—	—	—	(1.5)	6.9
Accumulated other comprehensive income (loss) (net of tax)	$(18.4)	$1.3	$5.2	$(.2)	$(1.5)	$(13.6)

Net Pension Expense (Income)
Components of net pension expense (income) for the years ended December 31 were as follows:

	2023	2022	2021
Service cost	$3.4	$5.3	$5.1
Interest cost	9.2	6.6	6.0
Expected return on plan assets	(10.9)	(13.2)	(12.5)
Recognized net actuarial loss	1.3	2.5	5.3
Curtailments and settlements	—	—	(.2)
Net pension expense	$3.0	$1.2	$3.7
Weighted average assumptions for pension costs:
Discount rate	5.0%	2.5%	2.1%
Rate of compensation increase	3.4%	3.5%	3.5%
Expected return on plan assets	6.4%	6.0%	5.9%
Weighted average assumptions for benefit obligation:
Discount rate	4.8%	5.0%	2.5%
Rate of compensation increase	3.4%	3.4%	3.5%
Assumptions used for domestic and international plans were not significantly different.
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
The overall expected long-term rate of return is based on each plan’s historical experience and our expectations of future returns based upon each plan’s investment holdings, as discussed below.
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
•Level 3: Unobservable inputs that are not corroborated by market data.

Presented below are our major categories of investments for the periods presented:

	Year Ended December 31, 2023					Year Ended December 31, 2022
	Level 1	Level 2	Level 3 [1]	Assets Measured at NAV [2]	Total	Level 1	Level 2	Level 3	Assets Measured at NAV [2]	Total
Mutual and pooled funds
Fixed income	$46.3	$1.4	$—	$—	$47.7	$25.9	$13.9	$—	$—	$39.8
Equities	107.2	12.8	—	—	120.0	99.2	5.6	—	—	104.8
Stable value funds	—	7.3	—	—	7.3	—	22.1	—	—	22.1
Money market funds, cash and other	—	—	6.9	5.9	12.8	—	—	—	9.1	9.1
Total investments at fair value	$153.5	$21.5	$6.9	$5.9	$187.8	$125.1	$41.6	$—	$9.1	$175.8
1 We entered into a buy-in arrangement during 2023 for one of our frozen international plans. The bulk purchase annuity policy assets from this transaction are classified as level 3 in the fair value hierarchy. The purchase was facilitated by the sale of investments that had been classified as level 2. Activity, other than the initial purchase, was not material during 2023. There was no other level 3 activity in 2023.
2 Certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

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

Future Contributions and Benefit Payments
We expect to contribute approximately $1.3 to our defined benefit pension plans in 2024.
Estimated benefit payments expected over the next 10 years are as follows:

2024	$13.4
2025	13.9
2026	14.4
2027	14.8
2028	14.7
2029-2033	70.2
Defined Contribution Plans
Total expense for our defined contribution plans was $14.2, $13.7, and $12.6 for the years ended December 31, 2023, 2022, and 2021, respectively.

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
M—Income Taxes

The components of "Earnings (loss) before income taxes" are as follows:

	Year Ended December 31
	2023	2022	2021
Domestic	$(388.6)	$163.6	$249.7
Foreign	215.2	240.0	272.4
Earnings before income taxes	$(173.4)	$403.6	$522.1
"Income taxes" is comprised of the following components:

	Year Ended December 31
	2023	2022	2021
Current
Federal	$24.4	$48.3	$57.0
State and local	3.7	7.9	11.5
Foreign	64.5	53.2	59.5
Total current	92.6	109.4	128.0
Deferred
Federal	(100.6)	(14.1)	(9.3)
State and local	(19.9)	(2.0)	(2.3)
Foreign	(8.7)	.4	3.1
Total deferred	(129.2)	(15.7)	(8.5)
Total income taxes	$(36.6)	$93.7	$119.5

"Income taxes" as a percentage of "Earnings (loss) before income taxes", differs from the statutory federal income tax rate as follows:

	Year Ended December 31
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	.2	.9	1.5
Tax effect of foreign operations	(1.4)	(.5)	(.9)
Global intangible low-taxed income (GILTI)	(1.5)	.6	.5
Current and deferred foreign withholding taxes	(7.3)	2.6	2.3
Long-lived asset impairment	5.4	—	—
Stock-based compensation	.1	(.1)	(.5)
Change in valuation allowance	(.4)	(.1)	—
Change in uncertain tax positions, net	(.3)	—	—
Other permanent differences, net	3.9	(1.0)	(.8)
Other, net	1.4	(.2)	(.2)
Effective tax rate	21.1%	23.2%	22.9%
The change in percentages above during 2023 was impacted by the reported loss for the year. Dollar amounts for significant items for all years presented are discussed below.
For all periods presented, the tax rate benefited from income earned in various foreign jurisdictions at rates lower than the U.S. federal statutory rate. The rate benefited from income earned primarily in China and Cyprus during 2023 and 2022, and China, Croatia, and Switzerland in 2021. In 2023, the rate associated with foreign operations was also adversely impacted by changes in estimates related to tax filings and a reduction to a contingent purchase price liability.
In 2023, we recognized a $9.4 benefit due to the tax effects of the long-lived asset impairment charges discussed in Note C. We also recognized tax expense related to foreign withholding taxes of $12.7, $10.5, and $11.9, and other net tax (benefit) expense of $(5.9), $.4, and $2.7 for the years ended December 31, 2023, 2022, and 2021, respectively.
We file tax returns in each jurisdiction where we are required to do so. In these jurisdictions, a statute of limitations period exists. After a statute period expires, the tax authorities can no longer assess additional income tax for the expired period. In addition, once the statute expires we are no longer eligible to file claims for refund for any tax that we may have overpaid.
Unrecognized Tax Benefits
The total amount of our gross unrecognized tax benefits including interest and penalties at December 31, 2023, 2022, and 2021 was $5.0 (of which $3.9 would impact our effective tax rate, if recognized), $5.9, and $6.6, respectively.

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
We are not subject to significant U.S. federal tax examinations for years prior to 2020, or significant U.S. state or foreign income tax examinations for years prior to 2014.
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

Deferred Income Taxes
Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The major temporary differences and their associated deferred tax assets or liabilities are as follows:

	December 31
	2023		2022
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$14.7	$(80.7)	$15.0	$(80.2)
Inventories	6.5	(1.0)	6.6	(6.5)
Accrued expenses	52.7	(.6)	52.6	(.9)
Net operating losses and other tax carryforwards [1]	39.8	—	25.6	—
Pension cost and other post-retirement benefits	5.6	(.9)	7.5	(.8)
Intangible assets [2]	12.0	(108.2)	.1	(204.5)
Derivative financial instruments	.5	(4.2)	.6	(3.8)
Tax on undistributed earnings (primarily from Canada and China)	—	(18.5)	—	(17.0)
Uncertain tax positions	.7	—	.8	—
Other [3]	18.8	(7.5)	11.8	(5.6)
Gross deferred tax assets (liabilities)	151.3	(221.6)	120.6	(319.3)
Valuation allowance	(17.7)	—	(15.7)	—
Total deferred taxes	$133.6	$(221.6)	$104.9	$(319.3)
Net deferred tax liability		$(88.0)		$(214.4)
1 The $14.2 increase in our deferred tax asset was primarily associated with the U.S. interest expense limitation related to an expired provision of the Tax Cuts and Jobs Act of 2017 (TCJA).
2 Intangible assets includes an $11.9 increase in our deferred tax asset and $96.3 decrease in our deferred tax liability, both of which relate primarily to the long-lived asset impairment charges discussed in Note C.
3 Other includes a $7.0 increase in our deferred tax asset, which was primarily associated with the capitalization and amortization of research and experimentation expenditures related to an expired provision of TCJA.
Deferred tax assets (liabilities) included in the Consolidated Balance Sheets are as follows:

	December 31
	2023	2022
Sundry	$13.2	$8.3
Deferred income taxes	(101.2)	(222.7)
Net deferred tax liability	$(88.0)	$(214.4)
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
Deferred withholding taxes (tax on undistributed earnings) have been provided on the earnings of our foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. We are not asserting permanent reinvestment on $514.1 of our earnings and have accrued tax on these undistributed earnings as presented in the table above.
Foreign withholding taxes have not been provided on certain foreign earnings which are indefinitely reinvested outside the U.S. The cumulative undistributed earnings which are indefinitely reinvested as of December 31, 2023, are

$337.6. If such earnings were repatriated to the U.S. through dividends, the resulting incremental tax expense would approximate $16.8, based on present income tax laws.
N—Other Expense (Income), Net
The components of "Other expense (income), net" were as follows:

	Year Ended December 31
	2023	2022	2021
Restructuring charges	$2.9	$1.4	$(.3)
Currency loss (gain)	4.2	(3.3)	1.3
(Gain) loss from diversified investments associated with the ESU program (See Note K)	(7.7)	8.4	(6.2)
Reduction to contingent purchase price liability (See Note Q)	(14.9)	(1.2)	—
COVID-19 government subsidies and business interruption policy [1]	—	(.6)	(8.5)
Non-service pension income (See Note L)	(.4)	(4.1)	(1.4)
Other expense (income)	2.1	(.4)	(2.8)
	$(13.8)	$.2	$(17.9)
1 The 2021 amount includes the receipt of $5.0 from a business interruption policy for COVID-19 disruptions. The balance represents government subsidies related to COVID-19, primarily from our international locations, which do not contain material restrictions on our operations, sources of funding, or otherwise.
O—Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$6.4	$1.4	$(60.2)	$(52.4)
Other comprehensive income (loss)	(18.2)	14.6	24.0	20.4
Reclassifications, pretax	—	(.6)	5.3	4.7
Income tax effect	—	(3.5)	(7.6)	(11.1)
Attributable to noncontrolling interest	.1	—	—	.1
Balance at December 31, 2021	(11.7)	11.9	(38.5)	(38.3)
Other comprehensive income (loss)	(71.8)	(3.7)	23.8	(51.7)
Reclassifications, pretax	—	(.5)	2.5	2.0
Income tax effect	—	.7	(6.2)	(5.5)
Balance at December 31, 2022	(83.5)	8.4	(18.4)	(93.5)
Other comprehensive income (loss)	40.9	3.0	1.3	45.2
Reclassifications, pretax	—	2.2	5.0	7.2
Income tax effect	—	(1.1)	(1.5)	(2.6)
Balance at December 31, 2023	$(42.6)	$12.5	$(13.6)	$(43.7)
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
•Level 3: Unobservable inputs that are not corroborated by market data.
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$147.5	$—	$147.5
Derivative assets (see Note R)	—	6.2	—	6.2
Diversified investments associated with the ESU program (see Note K)	50.4	—	—	50.4
Total assets	$50.4	$153.7	$—	$204.1
Liabilities:
Derivative liabilities (see Note R)	$—	$3.5	$—	$3.5
Liabilities associated with the ESU program (see Note K)	52.4	—	—	52.4
Total liabilities	$52.4	$3.5	$—	$55.9

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$129.0	$—	$129.0
Derivative assets (see Note R)	—	2.9	—	2.9
Diversified investments associated with the ESU program (see Note K)	42.8	—	—	42.8
Total assets	$42.8	$131.9	$—	$174.7
Liabilities:
Derivative liabilities (see Note R)	$—	$5.9	$—	$5.9
Liabilities associated with the ESU program (see Note K)	44.0	—	—	44.0
Total liabilities	$44.0	$5.9	$—	$49.9
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 1) was approximately $175.0 less than carrying value of $1,786.4 at December 31, 2023 and was approximately $210.0 less than carrying value of $1,784.4 at December 31, 2022.
Items measured at fair value on a non-recurring basis
The primary areas in which we utilize fair value measures of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies (Note Q) and evaluating long-term assets (including goodwill) for potential impairment (Note C). Determining fair values for these items requires significant judgment and includes a variety of methods and models that utilize significant Level 3 inputs (Note A).

Q—Acquisitions
The following table contains the estimated fair values of the assets acquired and liabilities assumed and the estimated intangible asset lives at the date of acquisition for all acquisitions during the periods presented (using inputs discussed in Note A). Of the goodwill included in the table below, none is expected to be deductible for tax purposes.

	2022	2021
Accounts receivable	$37.8	$18.3
Inventories	43.0	17.0
Property, plant and equipment	16.6	16.4
Goodwill (see Note D)	42.5	70.9
Other intangible assets (see Note D)
Customer relationships (15-year life)	22.0	64.9
Technology (8 to 10-year life)	11.3	5.5
Trademarks and trade names (15 to 20-year life)	7.1	7.2
Non-compete agreements (1 to 5-year life)	.2	2.7
Other current and long-term assets	9.1	5.5
Current liabilities	(54.7)	(39.2)
Deferred income taxes	(17.7)	(11.9)
Other long-term liabilities	(5.0)	(4.7)
Fair value of net identifiable assets	112.2	152.6
Less: additional consideration (receivable)	(1.3)	—
Less: additional contingent consideration payable	30.2	—
Net cash consideration	$83.3	$152.6
The following table summarizes acquisitions for the periods presented.

Year Ended	Number of Acquisitions	Segment	Product/Service
December 31, 2023	None
December 31, 2022	4	Specialized Products Furniture, Flooring & Textile Products	Manufacturer of hydraulic cylinders for heavy construction equipment;

Converter and distributor of construction fabrics for the furniture and bedding industries;

Distributor of products used for erosion control and geosynthetic products for civil construction applications;

Distributor of products used for erosion control and stormwater management
December 31, 2021	3	Bedding Products Furniture, Flooring & Textile Products Specialized Products	Manufacturer of specialty foam for the bedding and furniture industries;

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
Certain of our acquisition agreements provide for additional contingent consideration to be paid based upon analysis of the closing balance sheet and if the acquired company's performance exceeds certain targeted levels through December 31, 2025. Such additional consideration will be paid in cash and the liability is recorded at discounted fair value at the acquisition date. The range of the undiscounted amounts we could be required to pay is currently estimated to be between

$6.0 and $12.9. Components of the liability are based on estimates and contingent upon future events, therefore, the amounts may fluctuate materially until the payment dates. Subsequent measurement of the estimate is recorded in "Other expense (income), net" in the Consolidated Statements of Operations (see Note N). Our liability for these future payments was $12.4 ($6.1 current and $6.3 long-term) at December 31, 2023 and $31.9 ($14.4 current and $17.5 long-term) at December 31, 2022. We had no material liability for future payments at December 31, 2021. Additional consideration, including interest, paid for acquisitions was $4.5 and $.2 in the years ended 2023 and 2021, respectively, and no payments were made in 2022.
A brief description of our acquisition activity by year is included below. Final purchase prices and goodwill values include measurement period adjustments recorded subsequent to the values shown in the above table.
2023
No businesses were acquired during 2023.
2022
We acquired four businesses:
•A small U.S. textiles business that converts and distributes construction fabrics for the furniture and bedding industries. This acquisition became a part of our Furniture, Flooring & Textile Products segment. The acquisition date was August 22. The final purchase price was $2.0 and added no goodwill.
•A leading global manufacturer of hydraulic cylinders for heavy construction equipment. This business has manufacturing locations in Germany and China and a distribution facility in the United States. This acquisition builds scale in our hydraulic cylinders growth platform and brings us into an attractive segment of the market that aligns well with trends in automation and autonomous equipment. This business operates within our Specialized Products segment. The acquisition date was August 26. The final purchase price was $87.8 and added $41.9 of goodwill.
•Two Canadian distributors of products used for erosion control, stormwater management, and various other applications that expanded the geographic scope of our Geo Components business unit. These acquisitions became a part of our Furniture, Flooring & Textile Products segment.
◦An October 3 acquisition with a final purchase price of $7.5 and added $3.5 goodwill.
◦A December 16 acquisition with a final purchase price of $12.9 and added $.7 goodwill.
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
•A Polish manufacturer of bent metal tubing for furniture used in office, residential, and other settings. This acquisition became a part of our Furniture, Flooring & Textile Products segment. The acquisition date was May 31. The final purchase price was $5.4 and added $4.4 of goodwill.
•A specialty foam and finished mattress manufacturer serving the UK and Irish marketplace with two manufacturing facilities in the Dublin area. This acquisition became a part of our Bedding Products segment. The acquisition date was June 4. The final purchase price was $119.7 and added $58.3 of goodwill. Intangibles (customer relationships, trademarks, and trade names) associated with this acquisition of $48.0 were impaired in 2023 as discussed in Note C.

R—Derivative Financial Instruments
The following table presents assets and liabilities representing the fair value of our most significant derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution and do not consider the offsetting underlying hedged item.

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2023
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Jun 2025	$298.2	$5.3	$.5	$2.4	$.2
Total fair value hedges	Mar 2024	21.7	.3	—	—	—
Not designated as hedging instruments	Dec 2024	87.9	.1	—	.9	—
Total derivatives			$5.7	$.5	$3.3	$.2

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2022
Derivatives			Assets			Liabilities
			Other Current Assets	Sundry		Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Jun 2024	$263.4	$1.9	$.5		$4.3	$.4
Total fair value hedges	Apr 2023	65.5	.3	—	1	1.0	—
Not designated as hedging instruments	Dec 2023	86.0	.2	—		.2	—
Total derivatives			$2.4	$.5		$5.5	$.4
The following table sets forth the pretax (gains) losses for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

	Income Statement Caption	Amount of Loss (Gain) Recorded in Income for the Year Ended December 31
Derivatives		2023	2022	2021
Designated as hedging instruments
Interest rate cash flow hedges [1]	Interest expense	$(.3)	$2.3	$4.5
Currency cash flow hedges	Net trade sales	3.7	.5	(9.6)
Currency cash flow hedges	Cost of goods sold	(2.5)	(2.8)	(.2)
Total cash flow hedges		.9	—	(5.3)
Fair value hedges	Other expense (income), net	.9	3.5	(5.9)
Not designated as hedging instruments	Other expense (income), net	3.9	(1.3)	(1.9)
Total derivative instruments		$5.7	$2.2	$(13.1)
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
S—Contingencies
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
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss, in the aggregate, of $1.4, $.9, and $1.0 at December 31, 2023, 2022, and 2021, respectively. There were no material adjustments to the accrual, including cash payments and expense, for each of the years ended December 31, 2023, 2022, and 2021, respectively. The accruals do not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows. For more information regarding accrued expenses, see Note H.
Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of December 31, 2023, aggregate reasonably possible (but not probable, and therefore not accrued) losses in excess of the accruals noted above are estimated to be $22.0. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $22.0 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.

T—Subsequent Events
In the first quarter of 2024, we committed to a restructuring plan, primarily associated with our Bedding Products segment and, to a lesser extent, our Furniture, Flooring & Textile Products segment (the “Restructuring Plan” or “Plan”), which is expected to be substantially complete by the end of 2025.
In the Bedding Products segment we plan to consolidate between 15 and 20 production and distribution facilities (out of 50) and a small number of production facilities in our Furniture, Flooring & Textile Products segment.
We expect to incur restructuring and restructuring-related costs between $65.0 and $85.0, of which approximately half are anticipated to be incurred in 2024 and the remainder in 2025. This includes $30.0 to $40.0 in future cash costs, the majority of which are anticipated to be incurred in 2024. The expected breakout of these costs is shown below:

Total Amount Expected to be Incurred
Restructuring
Employee termination costs	$10.0 to $15.0
Facility closure, asset relocation, and other	20.0 to 25.0
Restructuring-related costs
Accelerated depreciation or long-lived asset impairments	25.0 to 30.0
Inventory obsolescence and other	10.0 to 15.0
Total estimated pretax cost	$65.0 to $85.0

LEGGETT & PLATT, INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Amounts in millions)

Column A	Column B	Column C	Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Deductions		Balance at end of period
Year ended December 31, 2023
Allowance for doubtful receivables	$39.0	$(6.5)	$22.0	[1]	$10.5
Tax valuation allowance	$15.7	$.8	$(1.2)		$17.7

Year ended December 31, 2022
Allowance for doubtful receivables	$37.0	$3.2	$1.2	[1]	$39.0
Tax valuation allowance	$16.2	$(.4)	$.1		$15.7

Year ended December 31, 2021
Allowance for doubtful receivables	$42.0	$(3.4)	$1.6	[1]	$37.0
Tax valuation allowance	$18.1	$(.1)	$1.8		$16.2

1Uncollectible accounts charged off, net of recoveries. The 2023 deduction includes $20.5 for a charge-off of a non-trade note receivable that was fully reserved in prior years.

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

4.7**	The Company’s Description of Capital Stock registered under Section 12 of the Securities Exchange Act of 1934

10.1*
Severance Benefit Agreement between the Company and J. Mitchell Dolloff, dated May 9, 2017, filed May 11, 2017 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.2*
Severance Benefit Agreement between the Company and Benjamin M. Burns, dated February 22, 2023, filed June 22, 2023 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.3*
Severance Benefit Agreement between the Company and Steven K. Henderson, dated September 18, 2017, filed February 24, 2021 as Exhibit 10.6 to the Company’s Form 10-K, is incorporated herein by reference. (SEC File No. 001-07845)

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

10.8*	Summary Sheet of Executive Cash Compensation, filed June 22, 2023 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.9*,**	Summary Sheet of Director Compensation

10.10*
Mutual Separation Agreement between the Company and Jeffrey L. Tate, dated June 21, 2023, filed June 22, 2023 as Exhibit 10.5 to the Company's Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.11*
The Company’s Flexible Stock Plan, amended and restated, effective as of May 15, 2020, filed March 31, 2020 as an Appendix to the Company’s Proxy Statement, is incorporated herein by reference. (SEC File No. 001-07845)

10.11.1*
Form of Non-Qualified Stock Option Award Agreement pursuant to the Company’s Flexible Stock Plan, filed November 4, 2014 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.11.2*
2023 Form of Performance Stock Unit Award Agreement pursuant to the Company's Flexible Stock Plan, filed March 10, 2023 as Exhibit 10.4 to the Company's Form 8-K is incorporated herein by reference. (SEC File No. 001-07845)

10.11.3*
2021 Form of Performance Stock Unit Award Agreement pursuant to the Company's Flexible Stock Plan (applicable to 2022 grants), filed May 6, 2021 as Exhibit 10.4 to the Company’s Form 10-Q, is incorporated herein by reference. (SEC File No. 001-07845)

10.11.4*
Form of Director Restricted Stock Agreement pursuant to the Company’s Flexible Stock Plan, filed August 7, 2008 as Exhibit 10.1 to the Company’s Form 10-Q, is incorporated herein by reference. (SEC File No. 001-07845)

10.11.5*
Form of Director Restricted Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed February 24, 2012 as Exhibit 10.9.7 to the Company's Form 10-K for the year ended December 31, 2011, is incorporated herein by reference. (SEC File No. 001-07845)

10.11.6*
2021 Form of Restricted Stock Unit Award Agreement pursuant to the Company's Flexible Stock Plan, filed February 24, 2021 as Exhibit 10.6 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.11.7*
2020 Form of Restricted Stock Unit Award Agreement pursuant to the Company's Flexible Stock Plan, filed February 19, 2020 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.11.8*
Form of Restricted Stock Unit Award Agreement applicable to Jeffrey L. Tate (applicable to 2019 grant), filed August 6, 2019 as Exhibit 10.8 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.12*	The Company’s Key Officers Incentive Plan, effective June 21, 2023, filed June 22, 2023 as Exhibit 10.6 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.13*
The Company’s 2020 Key Officers Incentive Plan, effective January 1, 2020, filed February 19, 2020 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.13.1*	2023 Award Formula under the Company's 2020 Key Officers Incentive Plan, filed March 10, 2023 as Exhibit 10.1 to Company's Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.13.2*
2022 Award Formula under the Company’s 2020 Key Officers Incentive Plan, filed February 24, 2022 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.13.3*
2021 Award Formula under the Company’s 2020 Key Officers Incentive Plan, filed February 24, 2021 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.14*
Form of Business Unit Profit Sharing Award Agreement applicable to J. Tyson Hagale (applicable to 2019 award), filed February 24, 2023 as Exhibit 10.18 to the Company's Form 10-K, is incorporated herein by reference. (SEC File No. 001-07845)

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

10.18
Amendment Agreement adopting the Fourth Amended and Restated Credit Agreement, dated as of September 30, 2021 among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein, filed October 1, 2021 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.19
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

Exhibit No.	Document Description

10.21	Form of Amended and Restated Commercial Paper Dealer Agreement filed December 5, 2014 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

21**	Schedule of Subsidiaries of the Company

23**	Consent of Independent Registered Public Accounting Firm

24**	Power of Attorney executed by members of the Company’s Board of Directors regarding this Form 10-K

31.1**	Certification of J. Mitchell Dolloff, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2024

31.2**	Certification of Benjamin M. Burns, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2024

32.1**	Certification of J. Mitchell Dolloff, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2024

32.2**	Certification of Benjamin M. Burns, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2024

97*,**	The Company's Incentive Compensation Recovery Policy adopted November 6, 2023

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Inline XBRL Taxonomy Extension Schema.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

______________________________

*	Denotes management contract or compensatory plan or arrangement.
**	Denotes filed or furnished herewith.
***
Filed as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each year in the three year period ended December 31, 2023; (ii) Consolidated Statements of Comprehensive Income (Loss) for each year in the three year period ended December 31, 2023; (iii) Consolidated Balance Sheets at December 31, 2023 and December 31, 2022; (iv) Consolidated Statements of Cash Flows for each year in the three year period ended December 31, 2023; (v) Consolidated Statements of Changes in Equity for each year in the three year period ended December 31, 2023; and (vi) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary.

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

By:	/s/ J. MITCHELL DOLLOFF
J. Mitchell Dolloff
President and Chief Executive Officer

Date: February 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(a) Principal Executive Officer:

/s/ J. MITCHELL DOLLOFF	President and Chief Executive Officer (Director)	February 27, 2024
J. Mitchell Dolloff

(b) Principal Financial Officer:

/s/ BENJAMIN M. BURNS	Executive Vice President and Chief Financial Officer	February 27, 2024
Benjamin M. Burns

(c) Principal Accounting Officer:

/s/ TAMMY M. TRENT	Senior Vice President and Chief Accounting Officer	February 27, 2024
Tammy M. Trent

(d) Directors:

ANGELA BARBEE*	Director
Angela Barbee

MARK A. BLINN*	Director
Mark A. Blinn

ROBERT E. BRUNNER*	Director
Robert E. Brunner

MARY CAMPBELL*	Director
Mary Campbell

Signature	Title	Date

MANUEL A. FERNANDEZ*	Director
Manuel A. Fernandez

KARL G. GLASSMAN*	Director
Karl G. Glassman

JOSEPH W. MCCLANATHAN*	Director
Joseph W. McClanathan

SRIKANTH PADMANABHAN*	Director
Srikanth Padmanabhan

JAI SHAH*	Director
Jai Shah

PHOEBE A. WOOD*	Director
Phoebe A. Wood

*By:	/s/ S. Scott Luton
	S. Scott Luton	February 27, 2024
Attorney-in-Fact Under Power-of-Attorney dated
February 26, 2024