Form 10-Q
period 2024-03-31
LEGGETT & PLATT INC
filed 2024-05-08
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of May 1, 2024: 134,036,049

LEGGETT & PLATT, INCORPORATED—10-Q
FOR THE PERIOD ENDED March 31, 2024

Forward-Looking Statements
This Quarterly Report on Form 10-Q and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: projections of our revenue, income, earnings, capital expenditures, dividends, product demand, capital structure, cash flows from operations, whether we will continue to pay cash dividends, metal margins, cash repatriation, tax impacts, effective tax rate, maintenance of indebtedness under the commercial paper program, litigation exposure, acquisition or disposition activity, industry demand projections, the amount of share repurchases, impact of accounts receivable and payable programs, defined benefit plan contributions, collectability of receivables, cost of property insurance, possible goodwill or other asset impairment, access to liquidity, compliance with debt covenant requirements, raw material and parts availability and pricing, supply chain disruptions, labor, raw material and part shortages, inventory levels, customer requirements, climate-related effects, impacts arising from evaluating opportunities across our business, or other financial items; possible plans, goals, objectives, prospects, strategies, or trends concerning future operations; statements concerning future economic performance; items related to the previously announced restructuring plan (the “Restructuring Plan” or “Plan”) (such as: estimates of the amounts, types, and timing of restructuring and restructuring-related costs (cash and non-cash including inventory obsolescence) and impairment charges; sales reduction; the amount and timing of proceeds from the sale of facilities; the number of facilities to be consolidated); and the underlying assumptions relating to forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” “project,” “should,” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.
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
Readers should review Item 1A Risk Factors in our Form 10-K filed February 27, 2024 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties, and developments which may affect our future operations or our performance or common stock price, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, some of these risks and uncertainties include the following:
•risks and uncertainties related to our previously announced Restructuring Plan, including the preliminary nature of the estimates and the possibility that the estimates may change as our analysis develops and additional information is obtained; our ability to implement the Plan in a timely manner that will positively impact our financial condition and results of operations; our ability to dispose of assets pursuant to the Plan and obtain expected proceeds in a timely manner; the impact of the Plan on relationships with employees, customers, and vendors; factors that may cause us to be unable to achieve the expected benefits of the Plan; and other restructuring, impairment, and related costs in addition to our previously announced Plan;
•the adverse impact of delays and non-delivery of raw materials, parts, and finished products in our supply chain from severe weather-related events, natural disaster, fire, explosion, terrorism, geopolitical conflicts, government action, labor strikes, delivery port shutdowns, trucking constraints, pandemics, vendor quality issues, failure by our suppliers to comply with laws and regulations, or other reasons beyond our control;
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
•our ability to manage working capital;

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
•our ability to realize deferred tax assets and challenges to tax positions pursuant to ongoing or future audits;
•cash repatriation from foreign accounts;
•the effectiveness and enforcement of antidumping and countervailing duties on the import of innersprings, steel wire rod, and finished mattresses;
•tariffs imposed by the U.S. government that result in increased costs of our imported purchases;
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
•whether we will continue to pay cash dividends on our common stock; and
•the timing and amount of share repurchases.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Balance Sheets
(Unaudited)

(Amounts in millions)	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$361.3	$365.5
Trade receivables, net	577.4	564.9
Other receivables, net	57.7	72.4
Inventories	807.4	819.7
Prepaid expenses and other current assets	56.5	58.9
Total current assets	1,860.3	1,881.4
Property, Plant and Equipment—at cost
Machinery and equipment	1,482.3	1,488.3
Buildings and other	821.2	820.3
Land	42.2	42.8
Total property, plant and equipment	2,345.7	2,351.4
Less accumulated depreciation	1,573.6	1,570.2
Net property, plant and equipment	772.1	781.2
Other Assets
Goodwill	1,481.6	1,489.8
Other intangibles, less accumulated amortization of $383.8 and $416.4 as of March 31, 2024 and December 31, 2023, respectively	161.8	167.5
Operating lease right-of-use assets	202.2	193.2
Sundry	136.8	121.4
Total other assets	1,982.4	1,971.9
TOTAL ASSETS	$4,614.8	$4,634.5
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current maturities of long-term debt	$303.8	$308.0
Current portion of operating lease liabilities	58.0	57.3
Accounts payable	495.6	536.2
Accrued expenses	229.7	256.8
Other current liabilities	101.2	104.3
Total current liabilities	1,188.3	1,262.6
Long-term Liabilities
Long-term debt	1,772.9	1,679.6
Operating lease liabilities	158.5	150.5
Other long-term liabilities	105.2	106.6
Deferred income taxes	100.4	101.2
Total long-term liabilities	2,137.0	2,037.9
Commitments and Contingencies
Equity
Common stock	2.0	2.0
Additional contributed capital	569.0	575.8
Retained earnings	2,629.6	2,661.1
Accumulated other comprehensive loss	(68.5)	(43.7)
Treasury stock	(1,843.3)	(1,861.9)
Total Leggett & Platt, Inc. equity	1,288.8	1,333.3
Noncontrolling interest	.7	.7
Total equity	1,289.5	1,334.0
TOTAL LIABILITIES AND EQUITY	$4,614.8	$4,634.5
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions, except per share data)	2024	2023
Net trade sales	$1,096.9	$1,213.6
Cost of goods sold	910.5	995.0
Gross profit	186.4	218.6
Selling and administrative expenses	125.9	116.0
Amortization of intangibles	4.9	16.9
Net gain from sale of assets	(10.2)	(.3)
Other (income) expense, net	2.8	(3.3)
Earnings before interest and income taxes	63.0	89.3
Interest expense	21.6	22.1
Interest income	1.0	1.1
Earnings before income taxes	42.4	68.3
Income taxes	10.8	14.8
Net earnings	31.6	53.5
(Earnings) attributable to noncontrolling interest, net of tax	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$31.6	$53.5
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.23	$.39
Diluted	$.23	$.39

Weighted average shares outstanding
Basic	136.8	135.9
Diluted	137.3	136.3
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions)	2024	2023
Net earnings	$31.6	$53.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(23.5)	18.7
Cash flow hedges	(1.5)	2.7
Defined benefit pension plans	.2	.2
Other comprehensive income (loss), net of tax	(24.8)	21.6
Comprehensive income (loss)	6.8	75.1
Add: comprehensive income attributable to noncontrolling interest	—	.1
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$6.8	$75.2
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2024	2023
Operating Activities
Net earnings	$31.6	$53.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	27.9	27.4
Amortization of intangibles and supply agreements	5.0	18.0
Long-lived asset impairment	2.3	—
Increase (decrease) in provision for losses on accounts and notes receivable	4.9	(2.3)
Writedown of inventories	6.4	4.7
Net gain from disposal of assets	(10.2)	(.3)
Deferred income tax benefit (expense)	1.0	(1.2)
Stock-based compensation	10.0	9.7
Other, net	(2.9)	6.0
Changes in working capital, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(28.8)	(38.4)
Inventories	.8	13.7
Other current assets	1.2	(.3)
Accounts payable	(35.5)	30.8
Accrued expenses and other current liabilities	(19.8)	(24.6)
Net Cash (Used for) Provided by Operating Activities	(6.1)	96.7
Investing Activities
Additions to property, plant and equipment	(25.9)	(37.7)
Proceeds from disposals of assets	15.2	.5
Other, net	.3	.8
Net Cash Used for Investing Activities	(10.4)	(36.4)
Financing Activities
Payments on long-term debt	(4.3)	(.8)
Change in commercial paper and short-term debt	89.2	29.3
Dividends paid	(61.3)	(58.3)
Purchases of common stock	(4.1)	(5.2)
Other, net	(1.4)	(.6)
Net Cash Provided by (Used for) Financing Activities	18.1	(35.6)
Effect of Exchange Rate Changes on Cash	(5.8)	3.3
(Decrease) Increase in Cash and Cash Equivalents	(4.2)	28.0
Cash and Cash Equivalents—January 1,	365.5	316.5
Cash and Cash Equivalents—March 31,	$361.3	$344.5
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
Beginning balance, January 1, 2024	$577.8	$2,661.1	$(43.7)	$(1,861.9)	$.7	$1,334.0
Net earnings	—	31.6	—	—	—	31.6
Dividends declared (See Note D)	1.5	(63.1)	—	—	—	(61.6)
Treasury stock purchased	—	—	—	(4.1)	—	(4.1)
Treasury stock issued	(20.6)	—	—	22.7	—	2.1
Other comprehensive income (loss), net of tax (See Note J)	—	—	(24.8)	—	—	(24.8)
Stock-based compensation transactions, net of tax	12.3	—	—	—	—	12.3
Ending balance, March 31, 2024	$571.0	$2,629.6	$(68.5)	$(1,843.3)	$.7	$1,289.5

	Three Months Ended March 31, 2023
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
Beginning balance, January 1, 2023	$570.5	$3,046.0	$(93.5)	$(1,882.3)	$.7	$1,641.4
Net earnings	—	53.5	—	—	—	53.5
Dividends declared (See Note D)	1.4	(59.9)	—	—	—	(58.5)
Treasury stock purchased	—	—	—	(5.2)	—	(5.2)
Treasury stock issued	(16.3)	—	—	18.3	—	2.0
Other comprehensive income (loss), net of tax (See Note J)	—	—	21.7	—	(.1)	21.6
Stock-based compensation transactions, net of tax	12.3	—	—	—	—	12.3
Ending balance, March 31, 2023	$567.9	$3,039.6	$(71.8)	$(1,869.2)	$.6	$1,667.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements
(Unaudited)
(Amounts in millions, except per share data)
A—Interim Presentation
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
The December 31, 2023 financial position data included herein was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.
Accounts Receivable and Accounts Payable Programs
We participate in trade receivables sales programs in combination with third-party banking institutions and certain customers. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $50.0 and $60.0 of trade receivables that were sold and removed from our balance sheets at March 31, 2024 and December 31, 2023, respectively.
We sometimes utilize third-party programs that allow our suppliers to be paid earlier at a discount. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A supplier can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The accounts payable associated with the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $100.0 at March 31, 2024 and $105.0 at December 31, 2023.
The above items encompass multiple individual programs that are utilized as tools in our cash flow management, and we offer them as options to facilitate customer and vendor operating cycles. Because many of these programs operate independently, and a cessation of all these programs at the same time is not reasonably likely, we do not expect changes in these programs to have a material impact on our operating cash flows or liquidity.
New Accounting Guidance
The Financial Accounting Standards Board (FASB) regularly issues updates to the FASB Accounting Standards Codification that are communicated through issuance of an Accounting Standards Update (ASU). Below is a summary of the ASUs effective for future periods that are most relevant to our financial statements:
To be adopted in future years
•ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”: This ASU requires additional disclosures about reportable segments' expenses and other items on an interim and annual basis. This guidance will be effective for annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025. We are currently evaluating the impact of adopting this guidance.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
•ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”: This ASU requires disclosure of specific categories in the rate reconciliation and income taxes paid disaggregated by jurisdiction. This guidance will be effective for annual periods beginning January 1, 2025. We are currently evaluating the impact of adopting this guidance.
The FASB has issued accounting guidance, in addition to the issuances discussed above, effective for current and future periods. This guidance did not have a material impact on our current financial statements, and we do not believe it will have a material impact on our future financial statements.
B—Revenue
Revenue by Product Family
We disaggregate revenue by customer group, which is the same as our product families for each of our segments, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. For information on our segment structure, see Note C.

	Three Months Ended March 31,
	2024	2023
Bedding Products
Bedding Group	$448.0	$528.5

Specialized Products
Automotive Group	210.9	214.3
Aerospace Products Group	45.6	37.9
Hydraulic Cylinders Group	59.4	68.5
	315.9	320.7

Furniture, Flooring & Textile Products
Home Furniture Group	72.2	80.3
Work Furniture Group	70.1	70.6
Flooring & Textile Products Group	190.7	213.5
	333.0	364.4
	$1,096.9	$1,213.6
C—Segment Information
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
Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. Our Bedding Products and Furniture, Flooring & Textile Products

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
segments have an executive vice president or senior vice president, respectively, who has accountability to, and maintains regular contact with, our CEO, who is the chief operating decision maker (CODM). With the retirement of our Specialized Products segment executive vice president in April 2024, our CEO became acting segment manager on a temporary basis for this segment until a permanent replacement is named. The operating results and financial information reported through the segment structure are regularly reviewed and used by the CODM to evaluate segment performance, allocate overall resources, and determine management incentive compensation.
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
A summary of segment results is shown in the following tables:

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Three Months Ended March 31, 2024
Bedding Products [2]	$448.0	$6.4	$454.4	$15.7	$14.6
Specialized Products	315.9	.4	316.3	23.7	10.1
Furniture, Flooring & Textile Products	333.0	2.5	335.5	23.6	5.3
Intersegment eliminations and other [3]				—	2.9
	$1,096.9	$9.3	$1,106.2	$63.0	$32.9
Three Months Ended March 31, 2023
Bedding Products	$528.5	$9.6	$538.1	$33.3	$25.6
Specialized Products	320.7	.4	321.1	28.7	10.7
Furniture, Flooring & Textile Products	364.4	3.1	367.5	28.3	5.8
Intersegment eliminations and other [3]				(1.0)	3.3
	$1,213.6	$13.1	$1,226.7	$89.3	$45.4
1 See Note B for revenue by product family.
2 The lower amortization expense in the three months ended March 31, 2024, is due to the fourth quarter 2023 long-lived asset impairment.
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

Average Assets by Segment	March 31, 2024	December 31, 2023
Bedding Products	$791.3	$815.2
Specialized Products	393.6	398.6
Furniture, Flooring & Textile Products	350.8	390.3
Average current liabilities included in segment numbers above	692.1	736.1
Unallocated assets [1]	2,408.6	2,403.2
Difference between average assets and period-end balance sheet	(21.6)	(108.9)
Total assets	$4,614.8	$4,634.5
1 Unallocated assets consist primarily of goodwill, other intangibles, cash, and deferred tax assets.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
D—Earnings Per Share (EPS)
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2024	2023
Net earnings
Net earnings	$31.6	$53.5
Earnings attributable to noncontrolling interest, net of tax	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$31.6	$53.5

Weighted average number of shares (in millions)
Weighted average number of common shares used in basic EPS	136.8	135.9
Dilutive effect of stock-based compensation	.5	.4
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	137.3	136.3

Basic and diluted EPS
Basic EPS attributable to Leggett & Platt common shareholders	$.23	$.39

Diluted EPS attributable to Leggett & Platt common shareholders	$.23	$.39

Other information
Anti-dilutive shares excluded from diluted EPS computation	.5	.5

Cash dividends declared per share	$.46	$.44
E—Restructuring and Impairments
In the first quarter of 2024, we committed to a restructuring plan, primarily associated with our Bedding Products segment and, to a lesser extent, our Furniture, Flooring & Textile Products segment (the “Restructuring Plan” or “Plan”), which is expected to be substantially complete by the end of 2025.
We plan to consolidate between 15 and 20 production and distribution facilities (out of 50) in the Bedding Products segment and a small number of production facilities in the Furniture, Flooring & Textile Products segment. Our total costs for this Plan are expected to be between $65.0 and $85.0, of which approximately half are anticipated to be incurred in 2024 and the remainder in 2025. As of March 31, 2024, we have incurred costs of $10.8.
The following table presents information associated with this Plan:

	Total Amount Expected to be Incurred	Three Months Ended March 31, 2024
Restructuring and restructuring-related	$40.0 to $55.0	$8.5
Impairment costs associated with this plan	25.0 to $30.0	2.3
	$65.0 to $85.0	$10.8

Amount of total that represents cash charges	$30.0 to $40.0	$6.2

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
The table below presents all restructuring and restructuring-related activity related to the Plan. We had no material restructuring activity in 2023.

Three Months Ended March 31,
2024
Restructuring costs charged to other (income) expense, net:
Termination benefits, relocation, and other restructuring costs	$5.7
Restructuring-related costs:
Charged to cost of goods sold:
Inventory obsolescence and other	2.3
Charged to selling and administrative:
Professional services and other	.5
Total restructuring-related costs	2.8
Total restructuring and restructuring-related costs	8.5
Amount of total that represents cash charges	$6.2
Restructuring and restructuring-related charges by segment were as follows:

Three Months Ended March 31,
2024
Bedding Products	$7.0
Furniture, Flooring & Textile Products	1.5
Total restructuring and restructuring-related costs	$8.5
Restructuring Liability
The accrued liability associated with the Plan consisted of the following:

	Balance at December 31, 2023	Add: 2024 Charges	Less: 2024 Payments	Balance at March 31, 2024
Termination benefits	$—	$2.4	$.5	$1.9
Relocation and other restructuring costs	—	3.3	3.3	—
Total	$—	$5.7	$3.8	$1.9
Impairment Costs Associated with the Plan
Pretax impairment charges are reported in “Other (income) expense, net” in the Consolidated Condensed Statements of Operations. We did not have any impairment charges in the three months ended March 31, 2023. The Bedding Products segment reported other long-lived impairment charges of $2.3 in the three months ended March 31, 2024.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
F—Accounts and Other Receivables
Accounts and other receivables consisted of the following:

	March 31, 2024		December 31, 2023
	Current	Long-term	Current	Long-term
Total trade receivables	$592.0	$—	$575.4	$—
Allowance for doubtful accounts - trade receivables	(14.6)	—	(10.5)	—
Trade receivables, net	$577.4	$—	$564.9	$—

Taxes receivable, including income taxes	3.2	—	3.1	—
Value-added taxes (VAT) recoverable [1]	43.0	20.0	56.6	—
Other receivables	11.5	1.2	12.7	1.2
Other receivables, net	$57.7	$21.2	$72.4	$1.2
1 We have experienced VAT refund delays from the Mexican government. We believe these are fully collectible, and our recent discussions with the government have resulted in an updated timeline for resolution. As a result, we have classified $20.0 as long-term as of March 31, 2024. The aggregate of current and long-term balances of Mexico VAT recoverable was $53.9 and $48.2 at March 31, 2024 and December 31, 2023, respectively.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2023	Change in Provision	Less: Net Charge-offs/ (Recoveries) and Other	Balance at March 31, 2024
Total allowance for doubtful accounts on trade receivables	$10.5	$4.9	$.8	$14.6
G—Inventories
The following table recaps the components of inventory for each period presented:

	March 31, 2024	December 31, 2023
Finished goods	$362.5	$361.3
Work in process	74.7	73.5
Raw materials and supplies	370.2	384.9
Inventories	$807.4	$819.7
All inventories are stated at the lower of cost or net realizable value. For the majority of our inventories, we use the first-in, first-out method, which is representative of our standard costs (includes materials, labor, and production overhead at normal production capacity). Remaining inventories are valued using an average-cost method.
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

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
H—Credit Facility Amendment
Effective March 22, 2024, we amended our credit facility to change the Leverage Ratio. The prior Leverage Ratio covenant required us to maintain, as of the last day of each quarter, or when we borrow under the credit facility, a Leverage Ratio of consolidated funded indebtedness to trailing 12-month consolidated EBITDA (each as defined in the credit facility) of not greater than 3.50 to 1.00.
Under the amendment, the Leverage Ratio covenant was increased from 3.50 to 1.00 to 4.00 to 1.00 for each quarter-end beginning March 31, 2024 and ending June 30, 2025. The Leverage Ratio covenant will revert to 3.50 to 1.00 for the quarter ending September 30, 2025 and thereafter until maturity. Also, the provision permitting a temporary increase in the maximum Leverage Ratio in the event of a Material Acquisition will not apply unless the acquisition occurs after June 30, 2025.
The maturity date of September 30, 2026 remains unchanged. At March 31, 2024, we were in compliance with all of its debt covenants and expect to be able to maintain compliance with the amended debt covenant requirements.
I—Stock-Based Compensation
The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Executive Stock Unit (ESU) Program matching contributions	$.6	$.2	$.7	$.1
Discounts on various stock awards:
Deferred Stock Compensation Program	.4	—	.3	—
ESU Program	.3	—	.2	—
Discount Stock Plan	.2	—	.2	—
Performance Stock Unit (PSU) awards	(.2)	(.5)	1.1	.7
Restricted Stock Unit (RSU) awards	6.3	—	5.3	—
Other, primarily non-employee directors restricted stock	.4	—	.4	—
Total stock-based compensation expense (income)	8.0	$(.3)	8.2	$.8
Employee contributions for above stock plans	2.0		1.5
Total stock-based compensation	$10.0		$9.7

Tax benefits on stock-based compensation expense	$2.0		$2.0
Tax (expense)/benefits on stock-based compensation payments	(.8)		.3
Total tax benefits associated with stock-based compensation	$1.2		$2.3

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
J—Accumulated Other Comprehensive Income (Loss)
The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended March 31,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2024	$(42.6)	$12.5	$(13.6)	$(43.7)
Other comprehensive income (loss)	(23.5)	(.8)	—	(24.3)
Reclassifications, pretax	—	(1.1)	.3	(.8)
Income tax effect	—	.4	(.1)	.3
Balance, March 31, 2024	$(66.1)	$11.0	$(13.4)	$(68.5)

Balance, January 1, 2023	$(83.5)	$8.4	$(18.4)	$(93.5)
Other comprehensive income (loss)	18.7	2.6	(.1)	21.2
Reclassifications, pretax	—	.6	.4	1.0
Income tax effect	—	(.5)	(.1)	(.6)
Attributable to noncontrolling interest	.1	—	—	.1
Balance, March 31, 2023	$(64.7)	$11.1	$(18.2)	$(71.8)
K—Fair Value
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

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$151.4	$—	$151.4
Derivative assets (Note L)	—	4.5	—	4.5
Diversified investments associated with the ESU Program	52.5	—	—	52.5
Total assets	$52.5	$155.9	$—	$208.4
Liabilities:
Derivative liabilities (Note L)	$—	$3.3	$—	$3.3
Liabilities associated with the ESU Program	53.1	—	—	53.1
Total liabilities	$53.1	$3.3	$—	$56.4

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$147.5	$—	$147.5
Derivative assets (Note L)	—	6.2	—	6.2
Diversified investments associated with the ESU Program	50.4	—	—	50.4
Total assets	$50.4	$153.7	$—	$204.1
Liabilities:
Derivative liabilities (Note L)	$—	$3.5	$—	$3.5
Liabilities associated with the ESU Program	52.4	—	—	52.4
Total liabilities	$52.4	$3.5	$—	$55.9
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 1) was approximately $220.0 less than carrying value of $1,786.9 at March 31, 2024 and was approximately $175.0 less than carrying value of $1,786.4 at December 31, 2023.
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
L—Derivative Financial Instruments
The following table presents assets and liabilities representing the fair value of our most significant derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution and do not consider the offsetting underlying hedged item.

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of March 31, 2024
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Sep 2025	$298.5	$4.0	$.2	$2.8	$—
Total fair value hedges	Jun 2024	19.4	.2	—	—	—
Not designated as hedging instruments	Mar 2025	97.0	.1	—	.5	—
Total derivatives			$4.3	$.2	$3.3	$—

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2023
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Jun 2025	$298.2	$5.3	$.5	$2.4	$.2
Total fair value hedges	Mar 2024	21.7	.3	—	—	—
Not designated as hedging instruments	Dec 2024	87.9	.1	—	.9	—
Total derivatives			$5.7	$.5	$3.3	$.2
The following table sets forth the pretax (gains) losses for our hedging activities for the periods presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note J) as well as derivative settlements recorded directly to income or expense.

Derivatives	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Three Months Ended March 31,
		2024	2023
Designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$(.1)	$(.1)
Currency cash flow hedges	Net trade sales	.1	.7
Currency cash flow hedges	Cost of goods sold	(.5)	(.7)
Total cash flow hedges		(.5)	(.1)
Fair value hedges	Other (income) expense, net	.2	2.1
Not designated as hedging instruments	Other (income) expense, net	(1.1)	—
Total derivative instruments		$(1.4)	$2.0

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
M—Contingencies
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
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss, in the aggregate, of $1.5 and $1.4 at March 31, 2024 and December 31, 2023, respectively. There were no material adjustments to the accrual, including cash payments and expense, for the three-month periods ending March 31, 2024 and March 31, 2023. The accruals do not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows.

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of March 31, 2024, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of the accruals noted above are estimated to be $15.0. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $15.0 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
HIGHLIGHTS
We had first quarter trade sales of $1,097 million for the three months ending March 31, 2024, a decrease of 10% versus the first quarter 2023.
Earnings Per Share (EPS) was $.23 for the three months ending March 31, 2024, compared to $.39 in the same period of 2023.
Earnings Before Interest and Taxes (EBIT) for the three months ending March 31, 2024 was $63 million. This is down $26 million compared to the same period in 2023.
Operating cash flow was $(6) million in the first three months of 2024, a decrease of $103 million versus the same period of 2023.
In March 2024, we proactively amended our credit facility agreement to provide additional liquidity and flexibility.
The Restructuring Plan in our Bedding Products segment and our Furniture, Flooring & Textile Products segment is progressing as planned.
In February 2024, the Board of Directors declared a first quarter 2024 dividend of $.46, $.02 cents higher than last year’s first quarter dividend. In April 2024, the Board of Directors declared a second quarter 2024 dividend of $.05, $.41 cents lower than last year's second quarter dividend and this year's first quarter dividend.
INTRODUCTION
What We Do
We are a diversified manufacturer that conceives, designs, and produces a wide range of engineered components and products found in many homes, offices, and automobiles. We make components that are often hidden within, but integral to, our customers’ products.
We are the leading supplier of bedding components and private label finished goods; automotive seat comfort and convenience systems; home and work furniture components; geo components; flooring underlayment; hydraulic cylinders for material handling and heavy construction industries; and aerospace tubing and fabricated assemblies.
Our Segments
Our operations are comprised of approximately 125 production facilities located in 18 countries around the world. Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. Our segments are described below.
Bedding Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private label finished mattresses and adjustable bed bases. This segment is also vertically integrated into the production and supply of specialty foam chemicals, steel rod, and drawn steel wire to our own operations and to external customers. We also supply steel rod and wire to trade customers that operate in a broad range of markets. This segment contributed 41% of our trade sales during the first three months of 2024.
Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and heavy construction industries. This segment contributed 29% of our trade sales in the first three months of 2024.
Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components. This segment contributed 30% of our trade sales in the first three months of 2024.
Customers
We serve a broad suite of customers, with our largest customer representing less than 6% of our trade sales in 2023. Many are companies whose names are widely recognized. They include bedding brands and manufacturers, residential and office furniture producers, automotive OEM and Tier 1 manufacturers, and a variety of other companies.
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
Major Factors That Impact Our Business
Restructuring Plan
In the first quarter of 2024, we committed to a restructuring plan, primarily associated with our Bedding Products segment and, to a lesser extent, our Furniture, Flooring & Textile Products segment (the “Restructuring Plan” or “Plan”), which is expected to be substantially complete by the end of 2025. Pursuant to the Plan, we expect to:
•consolidate between 15 and 20 production and distribution facilities (out of 50) in the Bedding Products segment and a small number of production facilities in the Furniture, Flooring & Textile Products segment;
•incur restructuring and restructuring-related costs between $65 and $85 million, of which approximately half are anticipated to be incurred in 2024 and the remainder in 2025. This includes $30 to $40 million in cash costs, the majority of which are anticipated to be incurred in 2024;
•ultimately realize cost reductions and other impacts that are expected to enhance annualized EBIT by $40 to $50 million when fully implemented in late 2025;
•receive between $60 and $80 million in pretax net cash proceeds from the sale of real estate associated with the Restructuring Plan; and
•experience a reduction in annual sales by approximately $100 million.
We have made progress during the first quarter of 2024 on the Plan and remain on track to achieve our objectives within our stated timeline. We closed four smaller U.S. Spring distribution facilities, transitioned manufacturing out of three facilities and into our four larger, remaining production facilities, and closed a small Specialty Foam operation in our Bedding Products segment. Within the Furniture, Flooring & Textile Products segment, we closed a Flooring Products production line and redeployed the manufacturing equipment to one of our other production facilities. In Home Furniture, we closed one plant and have transferred that production to other remaining facilities. Restructuring and restructuring-related costs during the quarter were $11 million ($6 million cash and $5 million non-cash). We have not sold any real estate associated with the Plan or had any meaningful sales attrition.
Because of certain risks and uncertainties, the Plan may not achieve its intended outcomes. Our estimates of the number of facilities to be consolidated and the cash and non-cash costs and impairments associated with the Plan are preliminary in nature. All or some of the estimates may change as our analysis develops and additional information is obtained. Also, we may not be able to implement the Plan in a timely manner that will positively impact our financial condition and results of operations. Moreover, we may not be able to dispose of real estate pursuant to the Plan or obtain the expected proceeds in a timely manner. It is also possible that the Plan may have a negative impact on our relationships with our employees, customers, and vendors. Finally, because restructuring activities are complex and involve time-consuming processes, substantial demands may be placed on management, which could divert attention from other business priorities or disrupt our daily operations. Any failure to achieve the intended outcomes could materially adversely affect our business, financial condition, results of operations and cash flows, and liquidity.
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
Trends in Cost of Goods Sold
Our costs can vary significantly as market prices for raw materials (many of which are commodities) fluctuate. We typically have short-term commitments from our suppliers; accordingly, our raw material costs generally move with the market. We have also been impacted by fluctuations in transportation and energy costs, as well as labor. Our ability to recover higher costs (through selling price increases) is crucial. When we experience significant increases in costs, we typically implement price increases to recover the higher costs. Conversely, when costs decrease significantly, we generally pass those lower costs through to our customers. The timing of our price increases or decreases is important; we typically experience a lag in recovering higher costs, and we also realize a lag as costs decline.
Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Steel costs fluctuated up and down throughout 2023, but overall average costs deflated as U.S. steel markets faced softened demand and increased foreign competition. Steel costs were relatively flat through most of the first quarter of 2024 with steel scrap costs modestly decreasing late in the quarter.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Metal margins compressed through 2023 and, as a result, we experienced lower metal margins in our Steel Rod business. Metal margins in the first quarter of 2024 were relatively stable.
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. Pricing softened through 2023 and has been relatively stable through the first quarter of 2024.
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
For more information regarding supply chain disruptions, see Trends in Cost of Goods Sold on page 21.
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
We continue to face pressure from foreign competitors, as some of our customers source a portion of their components and finished products offshore. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. We typically compete in market segments that value product differentiation. When we do compete on cost, we typically remain price competitive in most of our business units, even versus many foreign manufacturers, as a result of our efficient operations, automation, vertical integration in steel rod and wire, logistics and distribution efficiencies, and large-scale purchasing of raw materials and commodities. To stay competitive with global steel costs, both contract and non-contract innerspring pricing were adjusted in the back half of 2023 and are expected to be fully realized in 2024. We have also reacted to foreign competition in certain cases by developing new proprietary products that help our customers reduce total costs and shifting production offshore to take advantage of lower input costs.
We produce innersprings for mattresses that are sold to bedding manufacturers. We produce steel wire rod for consumption by our wire mills (primarily to produce innersprings) and to sell to third parties. We also produce and sell finished mattresses. In response to petitions filed with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) generally alleging that innersprings, steel wire rod, and mattresses were being unfairly sold in the United States by certain foreign manufacturers at less than fair value (dumping) and that certain foreign manufacturers of steel wire rod and mattresses were unfairly benefiting from subsidies, antidumping and/or countervailing duties have been imposed on the imports of such products.
In March 2020, the Company, along with other petitioners, filed petitions with the DOC and the ITC alleging that manufacturers of mattresses in certain countries were unfairly selling their products in the United States at less than fair value and manufacturers of mattresses in China were benefiting from subsidies. These petitions resulted in antidumping and countervailing duty orders set to remain in effect for five years, through May 2026, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the orders for an additional five years. Following certain appeals that were filed with the U.S. Court of International Trade (CIT), the CIT ruled in favor of the ITC and petitioners and sustained the ITC’s unanimous injury decision. In February 2024, one respondent filed an appeal of the CIT's decision to the U.S. Court of Appeals for the Federal Circuit. This appeal is ongoing with no timeline for a decision.
In July 2023, the Company, along with other petitioners, filed petitions with the DOC and the ITC alleging that manufacturers of mattresses in certain additional countries were unfairly selling their products in the United States at less than fair value and manufacturers of mattresses in Indonesia were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries. The ITC made a preliminary determination of injury in September 2023, and the DOC’s preliminary determination on dumping was issued in February 2024. The DOC’s final determinations with respect to certain countries are expected in May 2024, and the ITC’s final determination with respect to those countries is expected in June 2024. With respect to certain other countries, the DOC’s final determinations are expected in July 2024, and the ITC’s final determination is expected in September 2024.
If any of the pending determinations are negative, any of the foregoing existing or future antidumping and countervailing duties are overturned on appeal or not extended beyond their current terms and dumping and/or subsidization recurs, or manufacturers in the subject countries circumvent the existing duties through transshipment in other jurisdictions or otherwise, our market share, sales, profit margins, and earnings could be adversely affected.
See Item 1 Legal Proceedings on page 38 for more information.
Reduced 2024 Amortization
We expect our full-year 2024 amortization expense to be approximately $45 million lower as compared to 2023 as a result of the fourth quarter 2023 long-lived asset impairments in the Bedding Products segment.
RESULTS OF OPERATIONS
Discussion of Consolidated Results
Three Months:
Trade Sales were $1,097 million in the first three months of 2024, a 10% decrease versus the same period last year. Organic sales decreased 10%. Volume was down 6%, primarily from continued weak demand in residential end markets. Raw material-related selling price decreases reduced sales 4%.
EBIT decreased 29% to $63 million, primarily from lower volume, restructuring costs, increased bad debt reserve, less benefit from a reduction to a contingent purchase price liability associated with a prior year acquisition, and the non-recurrence of pandemic-related cost reimbursements. These decreases were partially offset by current year lower amortization expense and gains on sale of idle real estate not associated with the Restructuring Plan.
EPS decreased to $.23 for the first three months of 2024, versus $.39 in the same period of 2023. The decline primarily reflects lower EBIT as discussed above.
Net Interest Expense and Income Taxes
2024 net interest expense was flat compared to the three months ended March 31, 2023.
Our worldwide effective tax rate was 25% for the first quarter of 2024, compared to 22% for the same quarter last year. While the U.S. statutory federal income tax rate was 21% in both years, foreign withholding taxes, the impact of foreign earnings, Global Intangible Low-Taxed Income (GILTI), and other less significant items added 4% to our tax rate in both 2024 and 2023. Our rate was favorably impacted by 3% in 2023 from a deferred tax benefit recorded for future distributions of post-retirement executive stock compensation.
For the full year, we are anticipating an effective tax rate of approximately 25%, including the impact of discrete tax items that we expect to occur from quarter to quarter. We utilize prudent tax planning strategies for opportunities to optimize our tax rate, but other factors, such as our overall profitability, the mix and level of earnings among jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits, and the effect of tax law changes can also influence our rate.

Discussion of Segment Results
Three Month Discussion
A description of the products included in each segment, along with segment financial data, appears in Note C to the Consolidated Condensed Financial Statements on page 9. A summary of segment results is shown in the following tables.

Trade Sales (Dollar amounts in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Change in Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$448.0	$528.5	$(80.5)	(15.2)%	(15.2)%
Specialized Products	315.9	320.7	(4.8)	(1.5)	(1.5)
Furniture, Flooring & Textile Products	333.0	364.4	(31.4)	(8.6)	(8.6)
Total	$1,096.9	$1,213.6	$(116.7)	(9.6)%	(9.6)%

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Bedding Products	$15.7	$33.3	$(17.6)	(52.9)%	3.5%	6.3%
Specialized Products	23.7	28.7	(5.0)	(17.4)	7.5	8.9
Furniture, Flooring & Textile Products	23.6	28.3	(4.7)	(16.6)	7.1	7.8
Intersegment eliminations and other	—	(1.0)	1.0
Total	$63.0	$89.3	$(26.3)	(29.5)%	5.7%	7.4%

Depreciation and Amortization (Dollar amounts in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Bedding Products [2]	$14.6	$25.6
Specialized Products	10.1	10.7
Furniture, Flooring & Textile Products	5.3	5.8
Unallocated [3]	2.9	3.3
Total	$32.9	$45.4

1This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months.
2The lower amortization expense in the three months ended March 31, 2024, is due to the fourth quarter 2023 long-lived asset impairment.
3Unallocated consists primarily of depreciation and amortization on non-operating assets.
Bedding Products
Trade sales decreased $81 million, or 15%. Organic sales decreased 15%. Volume decreased 10%, primarily due to demand softness in U.S. and European bedding markets. Raw material-related selling price decreases reduced sales 5%.
EBIT decreased $18 million, primarily from lower volume, restructuring costs, increased bad debt reserve, and steel-related pricing adjustments. These decreases were partially offset by lower amortization expense and gains on sale of idle real estate not associated with the Restructuring Plan.

Specialized Products
Trade sales decreased $5 million, or 1%. Organic sales decreased 1%. Volume was flat with growth in Aerospace offset by declines in Hydraulic Cylinders. Raw material-related price decreases and currency impact reduced sales 1%.
EBIT decreased $5 million, with improvements in Automotive and Aerospace more than offset by less benefit from a reduction to a contingent purchase price liability associated with a prior year acquisition, the lag associated with passing through raw material-related pricing changes in Hydraulic Cylinders, and other smaller items.
Furniture, Flooring & Textile Products
Trade sales decreased $31 million, or 9%. Organic sales decreased 9%. Volume decreased 5% from continued weakness in residential end market demand. Raw material-related selling price decreases reduced sales 4%.
EBIT decreased $5 million, primarily from lower volume.
LIQUIDITY AND CAPITALIZATION
Liquidity
Sources of Cash
Cash on Hand
At March 31, 2024, we had cash and cash equivalents of $361 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations.
If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $19 million. Due to capital requirements in various jurisdictions, approximately $78 million of this cash was inaccessible for repatriation at March 31, 2024. Inaccessible cash balances can fluctuate from quarter to quarter based on the amount of foreign distributable profits available and the variability of our foreign cash balances.
Cash from Operations
The primary source of funds for our short-term cash requirements is our cash generated from operating activities. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the three months ended March 31, 2024 was $(6) million, down $103 million from the same period last year, primarily driven by lower accounts payable (due to timing of purchases, reduced purchasing volumes, and deflation) and lower earnings.

We closely monitor our working capital levels and ended the quarter with adjusted working capital at 15.3% of annualized trade sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities, and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed in Cash on Hand above, substantially all of these funds are held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Dollar amounts in millions)	March 31, 2024	December 31, 2023
Current assets	$1,860.3	$1,881.4
Current liabilities	1,188.3	1,262.6
Working capital	672.0	618.8
Cash and cash equivalents	361.3	365.5
Current debt maturities and current portion of operating lease liabilities	361.8	365.3
Adjusted working capital	$672.5	$618.6
Annualized trade sales [1]	$4,387.6	$4,460.4
Working capital as a percent of annualized trade sales	15.3%	13.9%
Adjusted working capital as a percent of annualized trade sales	15.3%	13.9%
1 Annualized trade sales is the respective quarter's trade sales multiplied by 4 (first quarter 2024 and fourth quarter 2023 trade sales were $1,096.9 million and $1,115.1 million, respectively). We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.
Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023		March 31, 2024	December 31, 2023	March 31, 2023
Trade Receivables	$577.4	$564.9	$642.2	DSO [1]	48	45	48

Inventories	$807.4	$819.7	$892.7	DIO [2]	81	81	81

Accounts Payable	$495.6	$536.2	$552.2	DPO [3]	50	50	50

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

Trade Receivables - Our trade receivables and DSO increased at March 31, 2024 compared to December 31, 2023. Accounts receivable increased primarily associated with timing of sales and collections. Trade receivables decreased and DSO remained flat compared to March 31, 2023 due to demand softness, timing of collections, lower pricing due to deflation, and currency.
We recorded bad debt expense of $5 million during the first three months of 2024. Weak demand and changing market dynamics have created disruption and financial instability for some of our customers, particularly in the Bedding Products segment. A few of these customers began to exhibit slow payment and past-due trends during the first quarter of 2024. As a result, we increased our reserves for these customers during the quarter and implemented payment plans where needed. We believe we have established the appropriate reserves.
We monitor our receivable portfolio closely and make reserve decisions based upon individual customer credit risk reviews, customer payment trends (percentage of current and past due), historical loss experience, and general macroeconomic and industry trends that could impact the expected collectability of all customers or pools of customers with similar risk. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based upon the facts and circumstances for each individual customer, as well as pools of similar customers.
Inventories - Our inventories decreased and DIO remained flat at March 31, 2024 compared to both December 31, 2023 and March 31, 2023 as we worked to manage inventories to levels needed to support current demand while maintaining our ability to service customer requirements. Deflation, particularly within scrap steel and foam chemicals, further reduced inventories.
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
Accounts Payable - Our accounts payable decreased and DPO remained flat at March 31, 2024 compared to both December 31, 2023 and March 31, 2023 primarily due to timing of steel scrap purchases, reduced purchasing volumes, and deflation. Our payment terms did not change meaningfully since last year, and we have continued to focus on optimizing payment terms with our vendors. We continue to look for ways to establish and maintain favorable payment terms through purchasing synergies and also utilize third-party services that offer flexibility to our vendors, which in turn helps us manage our DPO as discussed below.
Accounts Receivable and Accounts Payable Programs - We participate in trade receivables sales programs in combination with certain customers and third-party banking institutions. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $50 and $60 million of trade receivables that were sold and removed from our balance sheets at March 31, 2024 and December 31, 2023, respectively. These sales reduced our quarterly DSO by roughly four and five days at March 31, 2024 and December 31, 2023, respectively. The impact to year-to-date operating cash flow was an approximate decrease of $10 million for the three months ended March 31, 2024.
For accounts payable, we have historically looked for ways to optimize payment terms through utilizing third-party programs that allow our suppliers to be paid earlier at a discount for a fee. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The primary program allows a supplier to elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. As such, there is no direct impact on our DPO, accounts payable, operating cash flows, or liquidity. The accounts payable settled through the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $100 million at March 31, 2024 and $105 million at December 31, 2023.
The above items encompass multiple individual programs that are utilized as tools in our cash flow management, and we offer them as options to facilitate customer and vendor operating cycles. Because many of these programs operate independently, and a cessation of all these programs at the same time is not reasonably likely, we do not expect changes in these programs to have a material impact on our operating cash flows or liquidity.
Mexico Value-Added Taxes (VAT) Recoverable - We are subject to VAT in various jurisdictions. Where we are entitled to a refund of the VAT we have paid, we are required to make a claim for refund from the government authorities. We establish VAT receivables for these claims, but have been experiencing refund delays in Mexico. We believe these are fully collectible. The aggregate of current and long-term balances of Mexico VAT recoverable was $54 million and $48 million at March 31, 2024 and December 31, 2023, respectively. Our recent discussions with the government have resulted in an updated timeline for resolution. As a result, we have classified $20 million as long-term as of March 31, 2024.
Commercial Paper Program
Another source of funds for our short-term cash requirements is our $1.2 billion commercial paper program. As of March 31, 2024, we had $279 million commercial paper outstanding. For more information regarding the borrowing capacity under our commercial paper program, see Commercial Paper Program on page 30.
Credit Facility
Our credit facility is a multi-currency facility providing us the ability, from time to time, to borrow, repay, and re-borrow up to $1.2 billion until the maturity date, at which time our ability to borrow under the facility will terminate. The credit facility matures in September 2026. Currently, there are no borrowings under the credit facility. For more information on our credit facility, see Credit Facility on page 31.
Capital Markets
We also believe that we have the ability to raise debt in the capital markets which acts as a source of funding of long-term cash requirements. Currently, we have $2.1 billion of total debt outstanding. The maturities of the long-term debt range from 2024 through 2051. Our next scheduled maturity of outstanding debt is our $300 million 3.8% Senior Notes due in November 2024, which we expect to predominantly retire with commercial paper. For more information, please see Long-Term Debt (including Current Maturities) on page 31.
Uses of Cash
The Board and our management team thoroughly evaluated our capital allocation priorities and, after much consideration, determined to reduce our quarterly dividend in the second quarter. We expect to reallocate a large portion of cash spent on dividends to deleverage our balance sheet and enhance our financial position in the near term as weak demand in our residential end markets continues to pressure earnings. In the longer term, we expect to use cash to grow our business both organically and through strategic acquisitions, while also returning cash to shareholders via a combination of dividends and share buybacks.
Capital Expenditures
We are making investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We expect capital expenditures of $100 to $120 million in 2024 of which we have spent $26 million as of March 31, 2024. For the periods covered, our employee incentive plans emphasized returns on capital, including capital expenditures and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.

Acquisitions
We seek strategic acquisitions, primarily bolt-on opportunities, that complement our current products and capabilities.
We did not acquire any businesses in the first three months of 2024. For the full year 2024, we currently expect acquisition activity to be minimal.
Dividends
In February 2024, we declared a quarterly dividend of $.46 per share, a $.02 or 4.5% increase versus first quarter of 2023.
In April 2024, we declared a quarterly dividend of $.05 per share, a $.41 or 89% decrease versus second quarter of 2023. The decision to reduce the dividend was made following a thorough evaluation by the Board and our management team. This action will free up capital to accelerate the deleveraging of our balance sheet and solidify our long-held financial strength.
Stock Repurchases
During the first quarter of 2024, we repurchased .2 million shares of our stock (at an average price of $22.02) and issued .8 million shares through employee benefit plans.
We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable. The amount of future repurchases is dependent upon price of the stock, the amount of discretionary cash flow generated by the Company, alternative uses for the cash (including debt reduction, organic growth opportunities, and bolt-on acquisitions) and other factors.
Short-Term and Long-Term Cash Requirements
In addition to the expected uses of cash discussed above, we have various material short-term (12 months or less) and long-term (more than 12 months) cash requirements. There have been no material changes in the first quarter 2024 to our short-term or long-term cash requirements as previously reported in our cash requirements table on page 52 of our Form 10-K filed February 27, 2024. We expect to have adequate liquidity to meet our short-term and long-term cash requirements.

Capitalization
Capitalization Table
This table presents key debt and capitalization statistics for the periods presented:

(Dollar amounts in millions)	March 31, 2024	December 31, 2023
Total debt excluding commercial paper	$1,797.7	$1,801.6
Less: Short-term debt and current maturities of long-term debt	303.8	308.0
Scheduled maturities of long-term debt	1,493.9	1,493.6
Average interest rates [1]	3.8%	3.8%
Average maturities in years [1]	10.3	10.5
Commercial paper [2]	279.0	186.0
Average interest rate on period-end balance outstanding	5.9%	5.6%
Average interest rate during the period (2024-three months; 2023-twelve months)	5.8%	5.2%
Total long-term debt	1,772.9	1,679.6
Deferred income taxes and other liabilities	364.1	358.3
Total equity	1,289.5	1,334.0
Total capitalization	$3,426.5	$3,371.9
Unused committed credit:
Long-term	$921.0	$1,014.0
Short-term	—	—
Total unused committed credit [2]	$921.0	$1,014.0

Cash and cash equivalents	$361.3	$365.5

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year end 2023 and at the end of the first quarter of 2024, had a total authorized program amount of $1.2 billion. However, our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Commercial Paper Program below and Credit Facility on page 31 for more details about our borrowing capacity at March 31, 2024.

Commercial Paper Program
Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	March 31, 2024	December 31, 2023
Total authorized program	$1,200.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	279.0	186.0
Letters of credit issued under the credit agreement	—	—
Amount limited by restrictive covenants of credit facility [1]	476.5	682.1
Total program available	$444.5	$331.9
1 Our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Credit Facility on page 31 for more details about our borrowing capacity at March 31, 2024.
The average and maximum amounts of commercial paper outstanding during the first quarter of 2024 were $286 million and $322 million, respectively. At quarter end, we had no letters of credit outstanding under the credit facility, but we had issued $52 million of stand-by letters of credit under other bank agreements to take advantage of better pricing.
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
To provide additional borrowing capacity and financial flexibility, we amended our credit agreement on March 22, 2024, to increase the Leverage Ratio from 3.50 to 1.00 to 4.00 to 1.00. After the amendment, our credit facility contains restrictive covenants which include (a) an amended Leverage Ratio requiring us to maintain, as of the last day of each fiscal quarter, or when we borrow under the credit facility (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters of not greater than 4.00 to 1.00 as of March 31, 2024 through June 30, 2025, and not greater than 3.50 to 1.00 beginning September 30, 2025 through maturity; provided however, subject to certain limitations, if we have made a Material Acquisition in any fiscal quarter after June 30, 2025, at our election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) a limitation of the amount of total secured obligations to 15% of our total consolidated assets; and (c) a limitation on our ability to sell, lease, transfer, or dispose of all, or substantially all, of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization Transaction, products sold in the ordinary course of business and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time. We were in compliance with all of our debt covenants at the end of first quarter 2024 and we expect to maintain compliance in the future. For more information about long-term debt, please see Note I on page 95 of the Notes to Consolidated Financial Statements in our Form 10-K filed February 27, 2024.
Our credit facility serves as back-up for our commercial paper program. At March 31, 2024, we had $279 million commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month Consolidated EBITDA, Unrestricted Cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month Consolidated EBITDA, Unrestricted Cash, and debt levels at March 31, 2024, our borrowing capacity under the credit facility was $445 million. However, this may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our Consolidated EBITDA, Unrestricted Cash, debt levels, and leverage ratio requirements at that time.
Long-Term Debt (including Current Maturities)
We have total debt of $2.1 billion. The maturities of the long-term debt range from 2024 through 2051. Our next scheduled maturity of outstanding debt is our $300 million 3.8% Senior Notes due in November 2024, which we expect to predominantly retire with commercial paper. For more details on long-term debt, please refer to Footnote I to our Consolidated Financial Statements on page 95 in our Form 10-K filed February 27, 2024.
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
Critical accounting estimates are those that are: (a) subject to uncertainty and change and (b) of material impact to our financial statements. There were no newly identified critical accounting policies or estimates in the first three months of 2024, and there have been no material changes to our critical accounting policies and estimates as previously disclosed beginning on page 54 in our Form 10-K filed February 27, 2024.
CONTINGENCIES
Litigation
Litigation Contingencies
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded an immaterial aggregate litigation contingency accrual at March 31, 2024 (which does not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of accruals for litigation contingencies are estimated to be $15 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $15 million referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows. Also, we could be subject to future litigation of various types (including, but not limited to, litigation related to employment, intellectual property, environmental, taxation, vehicle-related personal injury, antitrust, climate change, and others) that could negatively impact our financial condition, results of operations, and cash flows. For more information regarding our litigation contingencies, see Item 1 Legal Proceedings on page 38 and Note M Contingencies on page 18 of the Notes to Consolidated Condensed Financial Statements.
Climate Change
Transition Risks
Change in Laws, Policies, and Regulations. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gas (GHG) emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. At March 31, 2024, we had approximately 125 production facilities in 18 countries. We also maintain a fleet of over-the-road tractor trailers that emit GHG. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There are certain transition risks (meaning risks related to the process of reducing our carbon footprint) that could materially affect our business, capital expenditures, compliance costs, results of operations, financial condition, competitive position, and reputation. One of these transition risks is the change in treaties, laws, policies, and regulations that could impose significant operational and compliance burdens. For example, some of our operations are subject to certain governmental actions like the EU “European Green Deal” (which provides for a 55% reduction in net GHG emissions by 2030 (compared to 1990 levels), and no net emissions of GHG by 2050), and the “Paris Agreement” (which is an international treaty on climate change designed to lower GHG emissions).
Other laws that could materially increase our compliance costs are the California Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, as well as the EU Corporate Sustainability Reporting Directive and the EU Carbon Border Adjustment Mechanism. In addition, with respect to our Automotive Group, the EU is moving forward with an effective ban on the sale of new gas-powered automobiles (with the exception of CO2-neutral automobiles) in the EU from 2035 (with interim requirements by 2030), aiming to accelerate the conversion to zero-GHG emission automobiles as part of a broad package to combat global warming. Also, President Biden signed executive orders setting the goal of having zero-emission vehicles account for half of all new U.S. passenger car and light truck sales by 2030 and committing the Federal government to procuring only zero-emission light vehicles by 2035. Finally, some states, including California and New York, are also implementing similar provisions. Our automotive products can be sold to manufacturers of either gas-powered or electric-powered vehicles. However, if our customers (who may be subject to any of these or other similarly proposed or newly enacted laws and regulations) incur additional costs to comply with such laws and regulations, which in turn, impact their ability to operate at similar levels in certain jurisdictions, the demand for our products could be adversely affected. Also, overall, there continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. If these laws or regulations (including the SEC’s recently adopted climate-related disclosure rules, if upheld) impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. Non-compliance with climate change treaties, legislative, and regulatory requirements could also negatively impact our reputation. To date, however, we have not experienced a material impact from climate change legislative and regulatory efforts.
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
Physical Climate Change Risks
Direct Physical Effects. The acute and chronic physical effects of climate change, such as severe weather-related events, natural disasters and/or significant changes in climate patterns, could have an increasingly adverse impact on our business and customers. As mentioned above, at March 31, 2024, we had approximately 125 manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2023, our largest customer represented less than 6% of our sales, and our customers were located in approximately 100 countries. Although our diverse geographical manufacturing footprint and our broad geographical customer base mitigate the potential physical risks of any local or regional climate change weather-related event having a material effect on our operations and results, the increased frequency and severity of such weather-related events could pose a risk to our operations and results.
To continue improving our climate-related risk assessment processes, we use technology-based tools to monitor our property portfolio’s exposure to certain natural catastrophic events. We integrated climate-related risk into our enterprise risk management process, providing an opportunity to improve our internal processes for identifying, assessing, and managing climate-related risks. In April 2023, we experienced tornado damage to a shared Home Furniture and Bedding facility in Mississippi. This event did not have a material impact on our physical properties as a whole, or our overall ability to manufacture and distribute our products to customers in a timely fashion, and it did not have a material effect on our business, financial condition, or results of operations. However, in the future, depending on whether severe weather-related events increase in frequency and severity, such events could result in potential damage to our physical assets, local infrastructure, transportation systems, water delivery systems, our customers’ or suppliers’ operations, as well as prolonged disruptions in our manufacturing operations (including, but not limited to, our steel rod mill), all of which could harm our business, results of operations, and financial condition.
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
GHG Reduction Strategy and Compliance Costs
To date, we have not experienced material climate-related compliance costs. However, evaluating opportunities to reduce our carbon footprint, setting goals for carbon reduction, and measuring performance in achieving those goals are part of our sustainability and corporate governance strategy moving forward. We have completed our first GHG emissions inventory covering 2019 through 2022. To ensure our information is complete and accurate, we engaged a third-party limited assurance provider to review all four years. Our emissions inventory includes Scope 1 and Scope 2 carbon dioxide equivalent emissions. We considered the principles and guidance of the GHG Protocol Corporate Accounting and Reporting Standard and GHG Protocol Scope 2 Guidance in preparing our GHG emissions inventory in each of the four years. As of 2022, we achieved an absolute reduction of 18% of our combined Scope 1 and 2 GHG emissions inventory over our baseline year of 2019, which generally correlates with our decrease in production and volume over the same time period.
Our baseline measurement will inform a long-term GHG reduction strategy, including setting reduction targets and other key performance areas. Our key initiatives as we move through 2024, 2025, and into 2026 include: developing our emissions reduction pathways to reduce GHG emissions, undertaking our first Scope 3 emissions inventory, assessing where emission reduction opportunities lie within our value chain, and preparing for and complying with new reporting requirements. We anticipate setting a climate reduction target in line with climate science. As we evaluate our GHG emissions, we recognize the importance of understanding the impact of our emissions across our value chain. We expect to compile a full emissions inventory, including Scope 3, to inform the setting of a science-aligned carbon reduction target. We currently do not have an estimate of the capital expenditures or operating costs that may be required to implement our GHG reduction strategy. However, we do not expect that such capital expenditures or operating costs will be material to our financial condition or results of operations. For more information regarding our GHG reduction strategy, see our Sustainability Report, which is expected to be published in the first half of 2024. Our Sustainability Report does not constitute part of this Quarterly Report on Form 10-Q.
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
Although we have purchased broad form cyber insurance coverage and believe that our cybersecurity protection systems are adequate, cybersecurity risk has increased due to remote access, remote work conditions, and increased sophistication of cybersecurity adversaries, as well as the increased frequency of malware attacks. As such, information technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure or alterations of confidential information and disruptions to the systems of our third-party suppliers and providers. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems, including those resulting from ransomware attached to our industrial control systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damage, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value. We may also be required to devote significant management resources and expend significant additional resources to address problems created by any such interruption, damage, or failure.
For more information regarding cybersecurity risks, refer to Information Technology and Cybersecurity Risk Factors on page 44.
Goodwill Impairment Testing
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At March 31, 2024, goodwill and other intangible assets represented $1.6 billion, or 36% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 24% of total assets.
Our annual goodwill impairment testing performed in the second quarter of 2023 indicated no goodwill impairments. There was a triggering event in the fourth quarter of 2023 for goodwill impairment testing of the Bedding reporting unit which also indicated no impairments. Future cash flows used in the fourth quarter 2023 goodwill impairment testing did not include expected benefits from the Restructuring Plan, as we did not commit to the Plan until January 2024. Fair value exceeded carrying value by less than 100% for four reporting units as summarized in the table below. There were no triggering events in the first quarter of 2024.

	Fair value in excess of carrying value for the goodwill impairment testing performed during		Goodwill
	Triggering event Fourth quarter 2023	Annual testing Second quarter 2023	As of March 31, 2024 (in millions)
Reporting unit with a triggering event
Bedding	19%	40%	$903

Reporting units with no triggering event
Work Furniture		74%	$99
Aerospace Products		44	67
Hydraulic Cylinders		18	44
The Bedding reporting unit’s market value decreased in the fourth quarter 2023 primarily because of lower estimated future cash flows. Weak demand and changing market dynamics in the bedding industry have created disruption and financial instability with some of our customers. Late in the fourth quarter of 2023, certain of our Elite Comfort Solutions and Kayfoam customers notified us of efforts to improve their financial position, which reduced our estimated future cash flows.
Domestic bedding manufacturers are facing numerous challenges, including low demand, overcapacity, and increased pressure from finished mattress imports, resulting in financial stress across the industry. The domestic mattress market has changed dramatically in a relatively short time span. The landscape has shifted from a largely domestic OEM-produced innerspring mattress market to one where innerspring, foam, and hybrid mattresses are sold at a wide range of price points through a variety of channels and produced by a mix of fewer large domestic OEMs, domestic private label producers, and import manufacturers.
Although the long-term outlook for the Bedding reporting unit remains positive, macroeconomic factors have negatively impacted consumer confidence and spending.
The Work Furniture and Aerospace Products reporting units' market value in the 2023 goodwill impairment testing was generally consistent with the prior year. Work Furniture demand for both contract and residential end-use products remained at low levels in 2023. We anticipate 2024 demand to be in line with 2023, but is expected to improve in future years. Aerospace’s long-term forecasts continue to reflect demand improvements as industry recovery continues. Current demand is now similar to pre-pandemic levels.
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
•a sustained or severe decline in our stock price, resulting in a material decrease in our market capitalization relative to book value
•a material difference in actual results or the long-term outlook of any of our reporting units compared to the assumptions and estimates used in the goodwill valuation calculations
•unexpected significant declines in operating results
•disruptions in our business
•loss of a material customer or discontinued supply contract with a customer
If these or any other significant items were to occur, we could incur non-cash impairment charges, which could have a material negative impact on our earnings. All of these factors, along with the significant decline in stock price in May 2024, will be considered in our second quarter goodwill impairment testing.
NEW ACCOUNTING STANDARDS
The FASB has issued accounting guidance effective for the current and future periods. See Note A New Accounting Guidance to the Consolidated Condensed Financial Statements on page 8 for a more complete discussion.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $220.0 million less than carrying value of $1,786.9 million at March 31, 2024 and approximately $175.0 million less than carrying value of $1,786.4 million at December 31, 2023. The fair value of fixed rate debt was based on quoted market prices in an active market. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $1,218.9 million at March 31, 2024 compared to $1,202.1 million at December 31, 2023.
Derivative Financial Instruments
We are subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, we utilize derivative instruments (individually or in combinations) to reduce or eliminate these risks. We seek to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is our policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note A Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 27, 2024 and Note L Derivative Financial Instruments beginning on page 17 of the Notes to Consolidated Condensed Financial Statements and is incorporated by reference into this section.
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
Item 4. Controls and Procedures.
EFFECTIVENESS OF COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES
An evaluation as of March 31, 2024 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of March 31, 2024, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN THE COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The information in Note M Contingencies beginning on page 18 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. Reference is made to Item 3. Legal Proceedings and Note S Contingencies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 27, 2024.
MATTRESS ANTIDUMPING MATTERS
Petition Regarding China, Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam. On March 31, 2020, the Company, along with six other domestic mattress producers, Brooklyn Bedding LLC, Corsicana Mattress Company, Elite Comfort Solutions (a Leggett subsidiary), FXI, Inc., Innocor, Inc., and Kolcraft Enterprises, Inc., and two labor unions, the International Brotherhood of Teamsters and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO (collectively, 2020 Petitioners), filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of mattresses in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were unfairly selling their products in the United States at less than fair value and manufacturers of mattresses in China were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries.
These petitions resulted in antidumping and countervailing duty orders imposing duties ranging from 2.22% to 763.28% on mattresses imported from China, Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam for five years, through May 2026, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the order for an additional five years.
Following certain appeals that were filed with the U.S. Court of International Trade (CIT), the CIT ruled in favor of the ITC and 2020 Petitioners and sustained the ITC’s unanimous injury decision. On February 15, 2024, one respondent filed an appeal of the CIT's decision to the U.S. Court of Appeals for the Federal Circuit. This appeal is ongoing with no timeline for a decision.
Petition Regarding Indonesia, Bosnia and Herzegovina, Bulgaria, Burma, India, Italy, Kosovo, Mexico, the Philippines, Poland, Slovenia, Spain, and Taiwan. On July 28, 2023, the Company, along with nine other domestic mattress producers, Brooklyn Bedding LLC, Carpenter Company, Corsicana Mattress Company, Future Foam, Inc., FXI, Inc., Kolcraft Enterprises Inc., Serta Simmons Bedding, LLC, Southerland Inc., and Tempur Sealy International, and two labor unions, the International Brotherhood of Teamsters and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO (collectively, 2023 Petitioners), filed petitions with the DOC and the ITC alleging that manufacturers of mattresses in Bosnia and Herzegovina, Bulgaria, Burma, India, Italy, Kosovo, Mexico, the Philippines, Poland, Slovenia, Spain, and Taiwan were unfairly selling their products in the United States at less than fair value and manufacturers of mattresses in Indonesia were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries. The ITC made a preliminary determination of injury on September 11, 2023. On December 26, 2023, the DOC made a negative preliminary determination regarding Indonesian subsidies. The DOC’s preliminary determination on dumping was issued February 26, 2024 and imposed duties ranging from 10.74% to 744.81% on finished mattresses. With respect to Bosnia-Herzegovina, Bulgaria, Burma, Italy, Philippines, Poland, Slovenia, and Taiwan, DOC’s final determinations are expected in May 2024, and the ITC’s final determination with respect to those countries is expected in June 2024. With respect to Indonesia, India, Kosovo, Mexico, and Spain, DOC’s final determinations are expected in July 2024, and the ITC’s final determination is expected in September 2024.
Item 1A. Risk Factors.
Our 2023 Annual Report on Form 10-K filed February 27, 2024 includes a detailed discussion of our risk factors in Item 1A Risk Factors which is incorporated herein by reference. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

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
In the first quarter of 2024, we committed to a restructuring plan, primarily associated with our Bedding Products segment and, to a lesser extent, our Furniture, Flooring & Textile Products segment (the “Restructuring Plan” or “Plan”), which is expected to be substantially complete by the end of 2025. Pursuant to the Plan, we expect to:
•consolidate between 15 and 20 production and distribution facilities (out of 50) in the Bedding Products segment and a small number of production facilities in the Furniture, Flooring & Textile Products segment;
•incur restructuring and restructuring-related costs between $65 and $85 million, of which approximately half are anticipated to be incurred in 2024 and the remainder in 2025. This includes $30 to $40 million in cash costs, the majority of which are anticipated to be incurred in 2024;
•ultimately realize cost reductions and other impacts that are expected to enhance annualized EBIT by $40 to $50 million when fully implemented in late 2025;
•receive between $60 and $80 million in pretax net cash proceeds from the sale of real estate associated with the Restructuring Plan; and
•experience a reduction in annual sales by approximately $100 million.
We have made progress during the first quarter of 2024 on the Plan and remain on track to achieve our objectives within our stated timeline. We closed four smaller U.S. Spring distribution facilities, transitioned manufacturing out of three facilities and into our four larger, remaining production facilities, and closed a small Specialty Foam operation in our Bedding Products segment. Within the Furniture, Flooring & Textile Products segment, we closed a Flooring Products production line and redeployed the manufacturing equipment to one of our other production facilities. In Home Furniture, we closed one plant and have transferred that production to other remaining facilities. Restructuring and restructuring-related costs during the quarter were $11 million ($6 million cash and $5 million non-cash). We have not sold any real estate associated with the Plan or had any meaningful sales attrition.
Because of certain risks and uncertainties, the Plan may not achieve its intended outcomes. Our estimates of the number of facilities to be consolidated and the cash and non-cash costs and impairments associated with the Plan are preliminary in nature. All or some of the estimates may change as our analysis develops and additional information is obtained. Also, we may not be able to implement the Plan in a timely manner that will positively impact our financial condition and results of operations. Moreover, we may not be able to dispose of real estate pursuant to the Plan or obtain the expected proceeds in a timely manner. It is also possible that the Plan may have a negative impact on our relationships with our employees, customers, and vendors. Finally, because restructuring activities are complex and involve time-consuming processes, substantial demands may be placed on management, which could divert attention from other business priorities or disrupt our daily operations. Any failure to achieve the intended outcomes could materially adversely affect our business, financial condition, results of operations and cash flows, and liquidity.
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
Direct Physical Effects
The acute and chronic physical effects of climate change, such as severe weather-related events, natural disasters, and/or significant changes in climate patterns, could have an increasingly adverse impact on our business and customers. At March 31, 2024, we had approximately 125 manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2023, our largest customer represented less than 6% of our sales, and our customers were located in approximately 100 countries. Although our diverse geographical manufacturing footprint and our broad geographical customer base mitigate the potential physical risks of any local or regional climate change weather-related event having a material effect on our operations and results, the increased frequency and severity of such weather-related events could pose a risk to our operations and results.
To continue improving our climate-related risk assessment processes, we use technology-based tools to monitor our property portfolio’s exposure to certain natural catastrophic events. We integrated climate-related risk into our enterprise risk management process, providing an opportunity to improve our internal processes for identifying, assessing, and managing climate-related risks. In April 2023, we experienced tornado damage to a shared Home Furniture and Bedding facility in Mississippi. This event did not have a material impact on our physical properties as a whole, or our overall ability to manufacture and distribute our products to customers in a timely fashion, and it did not have a material effect on our business, financial condition, or results of operations. However, in the future, depending on whether severe weather-related events increase in frequency and severity, such events could result in potential damage to our physical assets, local infrastructure, transportation systems, water delivery systems, our customers’ or suppliers’ operations, as well as prolonged disruptions in our manufacturing operations (including, but not limited to, our steel rod mill), all of which could harm our business, results of operations, and financial condition.
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
We recently lowered our quarterly cash dividend from $.46 per share to $.05 per share. Financial conditions or our pursuit of strategic alternative uses of cash could lead to a further reduction, suspension, or termination of the payment of cash dividends at any time. Dividends on shares of common stock are declared at the discretion of the Board of Directors. Any decision would consider general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, our ability to generate sufficient earnings and cash flows, capital requirements, strategic alternatives, our decision to reduce leverage, our compliance with our leverage ratio under our credit agreement, contractual, legal, and tax implications, and other factors. There can be no assurance that we will continue to pay cash dividends on our common stock.
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
We monitor our receivable portfolio closely and make reserve decisions based upon individual customer credit risk reviews, customer payment trends (percentage of current and past due), historical loss experience, and general macroeconomic and industry trends that could impact the expected collectability of all customers or pools of customers with similar risk. We recorded bad debt expense of $5 million during the first three months of 2024. Weak demand and changing market dynamics have created disruption and financial instability for some of our customers, particularly in the Bedding Products segment. A few of these customers began to exhibit slow payment and past-due trends during the first quarter of 2024. As a result, we increased our reserves for these customers during the quarter and implemented payment plans where needed. We believe we have established the appropriate reserves. As of March 31, 2024, our allowance for doubtful accounts for trade receivables was $15 million. If we are unable to collect receivables on a timely basis, larger provisions for bad debt may be required and may result in a negative impact on our earnings, liquidity, cash flow, and financial condition.
Our long-lived assets have been, and our goodwill and other long-lived assets could in the future be, subject to impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At March 31, 2024, goodwill and other intangible assets represented $1.6 billion, or 36% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 24% of total assets.
We review our reporting units for potential goodwill impairment in the second quarter as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. In addition, we test for the recoverability of long-lived assets at year end, and more often if an event or circumstance indicates the carrying value may not be recoverable. For example, late in the fourth quarter of 2023, certain of our Elite Comfort Solutions and Kayfoam customers notified us of efforts to improve their financial position, which reduced our estimated future cash flows. We tested for impairment, which resulted in a non-cash charge of $444 million for long-lived asset impairments (primarily customer relationships, technology, and trademark intangibles) in the Bedding Products segment during the fourth quarter of 2023. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.
Our annual goodwill impairment testing performed in the second quarter of 2023 indicated no goodwill impairments. There was a triggering event in the fourth quarter of 2023 for goodwill impairment testing of the Bedding reporting unit which also indicated no impairments. Future cash flows used in the fourth quarter 2023 goodwill impairment testing did not include expected benefits from the Restructuring Plan, as we did not commit to the Plan until January 2024. Fair value exceeded carrying value by less than 100% for four reporting units as summarized in the table below. There were no triggering events in the first quarter of 2024.

	Fair value in excess of carrying value for the goodwill impairment testing performed during		Goodwill
	Triggering event Fourth quarter 2023	Annual testing Second quarter 2023	As of March 31, 2024 (in millions)
Reporting unit with a triggering event
Bedding	19%	40%	$903

Reporting units with no triggering event
Work Furniture		74%	$99
Aerospace Products		44	67
Hydraulic Cylinders		18	44
The Bedding reporting unit’s market value decreased in the fourth quarter 2023 primarily because of lower estimated future cash flows related to certain customers' actions as discussed above. Weak demand and changing market dynamics in the bedding industry have created disruption and financial instability with some of our customers.
Domestic bedding manufacturers are facing numerous challenges, including low demand, overcapacity, and increased pressure from finished mattress imports, resulting in financial stress across the industry. The domestic mattress market has changed dramatically in a relatively short time span. The landscape has shifted from a largely domestic OEM-produced innerspring mattress market to one where innerspring, foam, and hybrid mattresses are sold at a wide range of price points through a variety of channels and produced by a mix of fewer large domestic OEMs, domestic private label producers, and import manufacturers.
Although the long-term outlook for the Bedding reporting unit remains positive, macroeconomic factors have negatively impacted consumer confidence and spending.
The Work Furniture and Aerospace Products reporting units' market value in the 2023 goodwill impairment testing was generally consistent with the prior year. Work Furniture demand for both contract and residential end-use products remained at low levels in 2023. We anticipate 2024 demand to be in line with 2023, but is expected to improve in future years. Aerospace’s long-term forecasts continue to reflect demand improvements as industry recovery continues. Current demand is now similar to pre-pandemic levels.
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
In evaluating the potential for impairment of goodwill and other long-lived assets, we make assumptions regarding future operating performance, business trends, and market and economic performance, as well as our future sales and operating margins, growth rates, and discount rates. There are inherent uncertainties related to these factors, including but not limited to:
•a sustained or severe decline in our stock price, resulting in a material decrease in our market capitalization relative to book value
•a material difference in actual results or the long-term outlook of any of our reporting units compared to the assumptions and estimates used in the goodwill valuation calculations
•unexpected significant declines in operating results
•disruptions in our business
•loss of a material customer or discontinued supply contract with a customer
If these or any other significant items were to occur, we could incur non-cash impairment charges, which could have a material negative impact on our earnings. All of these factors, along with the significant decline in stock price in May 2024, will be considered in our second quarter goodwill impairment testing.

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
To provide additional borrowing capacity and financial flexibility, we amended our credit agreement on March 22, 2024, to increase the Leverage Ratio from 3.50 to 1.00 to 4.00 to 1.00. After the amendment, our credit facility contains restrictive covenants which include (a) an amended Leverage Ratio requiring us to maintain, as of the last day of each fiscal quarter, or when we borrow under the credit facility (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters of not greater than 4.00 to 1.00 as of March 31, 2024 through June 30, 2025, and not greater than 3.50 to 1.00 beginning September 30, 2025 through maturity; provided however, subject to certain limitations, if we have made a Material Acquisition in any fiscal quarter after June 30, 2025, at our election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) a limitation of the amount of total secured obligations to 15% of our total consolidated assets; and (c) a limitation on our ability to sell, lease, transfer, or dispose of all, or substantially all, of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization Transaction, products sold in the ordinary course of business and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time.
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
Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. As of March 31, 2024, we had $146 million of deferred tax assets ($164 million less a $18 million valuation allowance). After netting of deferred tax liabilities, the net amount presented within Sundry assets on our Consolidated Condensed Balance Sheets is $13 million. It is possible the amount and source of our taxable income could materially change in the future. Particularly, our mix of earnings by taxing jurisdiction may materially change in that we may have more or less taxable income generated in North America, Europe, or Asia as compared to prior years. This change may impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.

MARKET RISK FACTORS
Unfair competition could adversely affect our market share, sales, profit margins, and earnings.
We produce innersprings for mattresses that are sold to bedding manufacturers. We produce steel wire rod for consumption by our wire mills (primarily to produce innersprings) and to sell to third parties. We also produce and sell finished mattresses.
In response to petitions filed with the DOC and the ITC generally alleging that innerprings, steel wire rod, and mattresses were being unfairly sold in the United States by certain foreign manufacturers at less than fair value (dumping) and that certain foreign manufacturers of steel wire rod and mattresses were unfairly benefiting from subsidies, antidumping and/or countervailing duties have been imposed on the imports of such products. Some petitions filed by the Company that have resulted in the imposition of antidumping and countervailing duties are subject to ongoing appeal. Following the filing of other petitions filed by the Company, the ITC made a preliminary determination of injury in September 2023 and the DOC made a preliminary determination on dumping in February 2024, imposing duties ranging from 11% to 745% on finished mattresses. Such petitions remain subject to final determinations of the DOC and the ITC, which are expected to all be issued by July 2024 and September 2024, respectively. If any of these determinations are negative, our market share, sales, profit margins, and earnings could be adversely affected. If any of the foregoing existing antidumping and countervailing duties are overturned on appeal, or not extended beyond their current terms and dumping and/or subsidization recurs, or manufacturers in the subject countries circumvent the existing duties through transshipment in other jurisdictions or otherwise, our market share, sales, profit margins, and earnings could be adversely affected.
We are exposed to foreign currency exchange rate risk which may negatively impact our competitiveness, profit margins, and earnings.
International sales have represented a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2023, 39% of our sales were generated by international operations, primarily in Europe, China, Canada, and Mexico. We expect that a significant amount of our sales will continue to come from outside the United States in the future. Approximately 50 of our manufacturing facilities are located outside the United States. We are also exposed to currency exchange rate fluctuations by our purchase of raw materials and component parts from suppliers in multiple countries. We experience currency-related gains and losses where sales or purchases are denominated in currencies other than the functional currency. We have balance sheet, cash flow, and net investment risk associated with foreign currency exchange rates. If the applicable foreign currency exchange rates devalue the currency we receive for the sale of our products, or the currency we use to purchase raw materials or component parts from our suppliers, it may have a material adverse effect on our competitiveness, profit margins, and earnings.
For more information regarding currency exchange rate risk, please refer to Note L on page 17 of the Notes to Consolidated Condensed Financial Statements.
Rising interest rates have affected, and could continue to affect, our interest expense and make it more costly to refinance our long-term debt.
We borrow money by issuing commercial paper with maturities of less than 270 days. We also have issued long-term senior notes with fixed interest rates. As of March 31, 2024, we had $2.1 billion of debt outstanding. Our next scheduled maturity of outstanding debt is our $300 million 3.8% Senior Notes due in November 2024, which we expect to predominantly retire with commercial paper. Interest rates on short-term borrowing have risen significantly, which has contributed to an increase in interest expense. Continued increases in interest rates could continue to negatively impact our interest expense, and make it more costly to refinance our outstanding senior notes.
INFORMATION TECHNOLOGY AND CYBERSECURITY RISK FACTORS
Information technology failures, cybersecurity incidents, or new technology disruptions could have a material adverse effect on our operations.
We have approximately 125 production facilities in 18 countries, primarily located in North America, Europe, and Asia. We rely on information systems to obtain, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process, and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. We also manage our production processes with certain industrial control systems. Consequently, we are subject to cybersecurity risk. We also have risk associated with the network connectivity and systems for consolidated reporting. Technology failures or security breaches of a new or existing infrastructure, including our industrial control systems, could impede normal operations, create system disruptions, or create unauthorized disclosure or alteration of confidential information.
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
Although we have purchased broad form cyber insurance coverage and believe that our cybersecurity protection systems are adequate, cybersecurity risk has increased due to remote access, remote work conditions, and increased sophistication of cybersecurity adversaries, as well as the increased frequency of malware attacks. As such, information technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure or alterations of confidential information and disruptions to the systems of our third-party suppliers and providers. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems, including those resulting from ransomware attached to our industrial control systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damage, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value. We may also be required to devote significant management resources and expend significant additional resources to address problems created by any such interruption, damage, or failure.
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
Our business uses artificial intelligence (AI) technologies, including those offered by third parties, on a limited basis, generally to mitigate cybersecurity risks. While we prohibit the use of unauthorized AI technologies, our employees may use AI in an unauthorized manner, which could expose our sensitive data to disclosure, violate third-party intellectual property rights, violate privacy laws, produce inaccurate responses that could lead to errors in our business activities, and ultimately harm our reputation. Our ability to mitigate these risks will depend on our continued effective maintenance, training, monitoring, and enforcement of appropriate policies governing the use of AI technologies, and the results of any such use, by us. The legal and regulatory landscape relating to AI and the use of AI is uncertain and rapidly evolving, requiring us to stay apprised of such developments. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. If any of these risks are realized, it could adversely impact our results of operations, cash flow, financial condition, and stock price.
REGULATORY RISK FACTORS
Privacy and data protection regulations are complex and could harm our business, reputation, financial condition, and operating results.
Governments around the world have adopted legislative and regulatory rules concerning the collection and use of personal data. As a multi-national company with employee personal data and business contact information from individuals in many countries, we are subject to many different data protection laws, including federal and state-specific laws in the U.S., and the laws of other jurisdictions in which we operate, such as those in Europe, China, India, and Brazil. For example, the European Union (EU) General Data Protection Regulation (GDPR), Switzerland new Federal Act on Data Protection (nFADP), and United Kingdom (UK) GDPR apply to our operations that collect or process personal data of EU, Swiss, and UK individuals, respectively. If our operations are found to violate these broad-ranging European laws, we may incur substantial fines, face reputational harm, and be required to change our business practices, any of which could have an adverse effect on our business.
As a U.S. company, the ability to manage aspects of our operation and workforce centrally and the ability to make decisions based on complete and accurate global data are important and require the ability to transfer and access personal data. The adequacy of the laws of the data-importing country are of increasing importance under various laws, including the GDPR, the UK GDPR, the Swiss nFADP, and Brazil’s general data protection law. The validity of data transfer mechanisms remains subject to legal, regulatory, and political developments in many countries, including Brazil, Europe, China, and the U.S. The expected legal challenges to the EU-US Data Privacy Framework, the complex assessment and documentation requirements under the EU Standard Contractual Clauses, the documentation and filing requirements under China’s PIPL (Personal Information Protection Law), as well as the still evolving guidance from Brazil, could have an adverse impact on our ability to process and transfer personal data. This may inhibit our ability to transfer our employee personal data from our other operations, such as in Europe, China, and Brazil, to our headquarters in the U.S. or elsewhere, making it much more difficult to effectively manage our global human capital. These evolving privacy and data protection requirements create uncertainty and added compliance obligations that could harm our business, reputation, financial condition, and operating results.
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
We have approximately 125 manufacturing facilities in 18 countries. Most of our facilities are engaged in manufacturing processes that produce GHG emissions, including carbon dioxide. We also maintain a fleet of over-the-road tractor trailers that emit GHG emissions when providing freight services to many of our U.S.-based manufacturing locations. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There are certain transition risks (meaning risks related to the process of reducing our carbon footprint) that could materially affect our business, capital expenditures, compliance costs, results of operations, financial condition, competitive position, and reputation. One of these transition risks is the change in treaties, laws, policies, and regulations that could impose significant operational and compliance burdens. For example, some of our operations are subject to certain governmental actions like the EU “European Green Deal” (which provides for a 55% reduction in net GHG emissions by 2030 (compared to 1990 levels), and no net emissions of GHG by 2050), and the “Paris Agreement” (which is an international treaty on climate change designed to lower GHG emissions).
Other laws that could materially increase our compliance costs are the California Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, as well as the EU Corporate Sustainability Reporting Directive and the EU Carbon Border Adjustment Mechanism. In addition, with respect to our Automotive Group, the EU is moving forward with an effective ban on the sale of new gas-powered automobiles (with the exception of CO2-neutral automobiles) in the EU from 2035 (with interim requirements by 2030), aiming to accelerate the conversion to zero-GHG emission automobiles as part of a broad package to combat global warming. Also, President Biden signed executive orders setting the goal of having zero-emission vehicles account for half of all new U.S. passenger car and light truck sales by 2030 and committing the Federal government to procuring only zero-emission light vehicles by 2035. Finally, some states, including California and New York, are also implementing similar provisions. Our automotive products can be sold to manufacturers of either gas-powered or electric-powered vehicles. However, if our customers (who may be subject to any of these or other similarly proposed or newly enacted laws and regulations) incur additional costs to comply with such laws and regulations, which in turn, impact their ability to operate at similar levels in certain jurisdictions, the demand for our products could be adversely affected.
In addition, overall, there continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. If these laws or regulations (including the SEC's recently adopted climate-related disclosure rules, if upheld) impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. Non-compliance with climate change treaties or legislative and regulatory requirements could also negatively impact our reputation. To date, however, we have not experienced a material impact from climate change legislative and regulatory efforts.
Changes in tax laws or challenges to our tax positions pursuant to ongoing tax audits could negatively impact our earnings and cash flows.
We are subject to the tax laws and reporting rules of the U.S. (federal, state, and local) and several foreign jurisdictions. Current economic and political conditions make these tax rules (and governmental interpretation of these rules) in any jurisdiction, including the U.S., subject to significant change and uncertainty. There are proposals by the Organization for Economic Cooperation and Development, the European Union, and other tax jurisdictions, some of which were already adopted in various countries, to reform tax laws or change interpretations of existing tax rules. These proposals generally center around global base erosion and profit shifting (BEPS) concepts, and as they are adopted, could continue to impact how our earnings and transactions are taxed as a multinational corporation. Whether, or in what form, these proposals will become law in various countries around the world, or how such laws might be interpreted, could impact our assumptions related to the taxation of certain foreign earnings and have an adverse effect on our earnings and cash flows.
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
We are subject to value-added taxes (VAT) in various foreign jurisdictions. Where we are entitled to a refund of the VAT we have paid, we are required to make a claim for refund from the government authorities. We establish VAT receivables for these claims, but have been experiencing refund delays in Mexico. Although we believe the amounts we have claimed are fully collectable, continued government actions in Mexico, including audits of the amounts we have requested, could either further delay the receipt of our refunds, or cause us to settle for a lesser amount than the VAT receivable we have recorded. These actions could adversely impact our future cash flows and/or pretax earnings.

LITIGATION RISK FACTORS
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded an immaterial aggregate litigation contingency accrual at March 31, 2024. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies are estimated to be $15 million. If our assumptions or analyses regarding any of our contingencies are incorrect, if facts and circumstances change, or if future litigation arises, we could realize losses in excess of the recorded accruals (and in excess of the $15 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see Item 1 Legal Proceedings on page 38 and Note M Contingencies on page 18 of the Notes to Consolidated Condensed Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
January 2024	—	$—	—	10,000,000
February 2024	—	$—	—	10,000,000
March 2024	—	$—	—	10,000,000
Total	—	$—	—

1    This column does not include shares withheld for taxes on stock unit conversions, as well as forfeitures of stock units, all of which totaled 186,103 shares in the first quarter of 2024. The average price paid per share for these shares was $22.02.

2    On February 22, 2022, the Board authorized management to repurchase up to 10 million shares each calendar year. This standing authorization was announced in the annual report on Form 10-K for the year ended December 31, 2021, filed February 22, 2022, and will remain in force until repealed by the Board of Directors. This standing Board authorization updated a prior Board authorization in 2004 which provided the same repurchase authority to the Company with only minor administrative differences. As such, we have had substantively the same share repurchase authority since 2004, and this authority includes the 2024 calendar year. No specific repurchase schedule has been established.
Item 5. Other Information.
DIRECTOR AND OFFICER TRADING ARRANGEMENTS
During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.
        EXHIBIT INDEX

Exhibit No.	Description
3.1
Restated Articles of Incorporation of the Company as of May 13, 1987, with Amendments dated May 12, 1993 and May 20, 1999; filed March 11, 2004 as Exhibit 3.1 to the Company’s Form 10-K, are incorporated herein by reference. (SEC File No. 001-07845)

3.2	Bylaws of the Company as amended through February 22, 2023, filed February 23, 2023 as Exhibit 3.2.1 to the Company’s Form 8-K, are incorporated herein by reference. (SEC File No. 001-07845)
10.1	Summary Sheet of Executive Cash Compensation, filed February 28, 2024 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)
10.2
The Company’s Key Officers Incentive Plan, amended and restated, effective February 26, 2024, filed February 28, 2024 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.3	2024 Award Formula under the Key Officers Incentive Plan, filed February 28, 2024 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)
10.4
2024 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed February 28, 2024, as Exhibit 10.6 to the Company’s Form 8-K is incorporated herein by reference. (SEC File No. 001-07845)

10.5
Amendment Agreement, dated as of March 22, 2024 relating to the Fourth Amended and Restated Credit Agreement among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders party thereto, filed March 25, 2024 as Exhibit 10.1 to the Company’s Form 8-K is incorporated herein by reference. (SEC File No. 001-07845)

10.6
The Company’s Flexible Stock Plan, amended and restated, effective as of May 8, 2024, filed March 28, 2024 as an Appendix to the Company’s Proxy Statement, is incorporated herein by reference. (SEC File No. 001-07845)

31.1*	Certification of J. Mitchell Dolloff, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2024
31.2*	Certification of Benjamin M. Burns, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2024
32.1**	Certification of J. Mitchell Dolloff, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2024
32.2**	Certification of Benjamin M. Burns, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2024
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*,***	Inline XBRL Taxonomy Extension Schema
101.CAL*,***	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*,***	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*,***	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*,***	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes filed herewith.
**	Denotes furnished herewith.
***
Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets at March 31, 2024 and December 31, 2023; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2024 and March 31, 2023; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and March 31, 2023; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2024 and March 31, 2023; (v) Consolidated Condensed Statements of Changes in Equity for the three months ended March 31, 2024 and March 31, 2023; and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 8, 2024	By:	/s/ J. MITCHELL DOLLOFF
J. Mitchell Dolloff President and Chief Executive Officer

DATE: May 8, 2024	By:	/s/ BENJAMIN M. BURNS
Benjamin M. Burns Executive Vice President and Chief Financial Officer