Form 10-Q
period 2024-06-30
LEGGETT & PLATT INC
filed 2024-08-07
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of August 1, 2024: 134,166,312

LEGGETT & PLATT, INCORPORATED—10-Q
FOR THE PERIOD ENDED June 30, 2024

Forward-Looking Statements
This report may contain “forward-looking” statements including, but not limited to: projections of our revenue, income, earnings, capital expenditures, dividends, product demand, capital structure, cash flows, interest costs, the payment of cash dividends, metal margins, cash repatriation, tax impacts, effective tax rate, maintenance of commercial paper indebtedness, litigation expense, acquisition or disposition activity, collectability of receivables, ability to issue debt in the capital markets, cybersecurity protections and costs, future cash expenditures, realization of pricing change impacts, antidumping determinations, amortization expense, source of funds to retire notes, uses of cash, our technological competitiveness, compiling a GHG emissions inventory, geography of sales origination, hedge accounting treatment, unauthorized use of artificial intelligence, industry demand projections, impact of accounts receivable and payable programs, cost of property insurance, access to liquidity, compliance with debt covenants, raw material and parts availability and pricing, supply chain disruptions, labor, raw material and part shortages, inventory levels, climate-related targets and costs, impacts of FASB guidance, goodwill or other asset impairment; possible plans, goals, objectives, prospects, strategies, or trends concerning future operations; statements concerning future economic performance; items related to the restructuring plan (the “Restructuring Plan” or “Plan”) such as estimates of the amounts, types, and timing of facility closures, restructuring-related costs (cash and non-cash including inventory obsolescence) and impairment charges; sales reduction; proceeds from the sale of facilities, and EBIT benefit; and the underlying assumptions relating to forward-looking statements. These statements are identified by the context in which they appear or words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” or the like. All forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described herein. Any forward-looking statement reflects only the beliefs of Leggett & Platt at the time the statement is made, and is subject to risks, uncertainties, and developments, which might cause actual events or results to differ materially from those envisioned in any forward-looking statement. Moreover, we do not have, and do not undertake, any duty to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement was made. Forward-looking statements should not be relied upon as a prediction of actual future events, objectives, strategies, trends, or results.
Readers should review Item 1A Risk Factors in our Form 10-K filed February 27, 2024 and in this Form 10-Q for a description of factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties, and developments which may cause actual events or results to differ materially from forward-looking statements. However, some of these risks and uncertainties include:
•our Restructuring Plan, including estimates that may change; our ability to implement it in a timely manner; our ability to sell real estate and obtain expected proceeds in a timely manner; the impact on relationships with employees, customers, and vendors; and other restructuring, impairment, and related costs in addition to the Plan;
•delays and non-delivery of raw materials, parts, and finished products in our supply chain from severe weather-related events, natural disaster, fire, explosion, terrorism, geopolitical conflicts, government action, labor strikes, delivery port shutdowns, trucking constraints, pandemics, vendor quality issues, and non-compliance with laws;
•our product demand, growth rates and reduced opportunities in the industries in which we participate;
•consumer confidence, housing turnover, employment levels, interest rates, and trends in capital spending;
•the loss of business with customers;
•impairment of goodwill and long-lived assets;
•our ability to manage working capital;
•our ability to borrow under our credit facility and to comply with restrictive covenants;
•the timing and amount of share repurchases;
•compliance with environmental and climate change laws, including the cost, market, technological, and reputational impacts;
•the direct and indirect physical effects of climate change, including severe weather-related events, natural disasters, and changes in climate patterns, on our markets, operations, supply chains, and results;
•inability to collect receivables due to customer financial difficulties or insolvency;

•inflationary and deflationary impacts on raw materials, wage rates and energy costs, and availability and pricing of steel scrap and rod, chemicals, and semiconductors;
•our market share in goods and services we sell or provide;
•our ability to pass along cost increases through increased selling prices;
•price and product competition from Asian, European, Mexican, and domestic competitors;
•our ability to maintain profit margins if our customers change the quantity and mix of our products;
•our ability to access the commercial paper market and increased borrowing costs due to credit rating changes;
•adverse changes in political risk and U.S. or foreign laws, regulations, or legal systems (including tax and trade laws);
•the realization of deferred tax assets and challenges to tax positions pursuant to ongoing or future audits;
•cash repatriation from foreign accounts;
•the enforcement of antidumping and countervailing duties on the import of innersprings, steel wire rod, and finished mattresses;
•tariffs imposed by the U.S. government resulting in increased costs of imported purchases;
•the disruption of the semiconductor industry and our global operations generally from conflict between China and Taiwan;
•the development of commercially viable and innovative products;
•the functioning of our internal business processes and information systems through technology failures;
•cybersecurity incidents on our business, financial results, supplier or customer relationships, cybersecurity protection and remediation costs, legal costs, insurance premiums, competitiveness, and reputation;
•the unauthorized use of artificial intelligence that could expose Company information, infringe intellectual property rights, violate privacy laws, and harm our reputation;
•environmental, social, and governance responsibilities;
•litigation risks including antitrust, intellectual property, personal injury, contract disputes, product liability and warranty, taxation, climate change, environmental, and workers’ compensation;
•business disruptions to our steel rod mill, including a lack of adequate supply of steel scrap;
•foreign operating risks, including credit, intellectual property rights, exchange rates, taxation, labor strikes, customs and shipping rates, asset seizure, business licensing, land use requirements, and inconsistent enforcement of laws;
•controls regarding the exportation of semiconductor chips and equipment to China;
•privacy and data protection regulations; and
•continuation of cash dividends on our common stock.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Balance Sheets
(Unaudited)

(Amounts in millions)	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$307.0	$365.5
Trade receivables, net	593.0	564.9
Other receivables, net	55.7	72.4
Inventories	755.4	819.7
Prepaid expenses and other current assets	77.5	58.9
Total current assets	1,788.6	1,881.4
Property, Plant and Equipment—at cost
Machinery and equipment	1,467.8	1,488.3
Buildings and other	812.1	820.3
Land	41.1	42.8
Total property, plant and equipment	2,321.0	2,351.4
Less accumulated depreciation	1,564.4	1,570.2
Net property, plant and equipment	756.6	781.2
Other Assets
Goodwill	804.1	1,489.8
Other intangibles, net	156.1	167.5
Operating lease right-of-use assets	192.2	193.2
Sundry	141.2	121.4
Total other assets	1,293.6	1,971.9
TOTAL ASSETS	$3,838.8	$4,634.5

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current maturities of long-term debt	$301.0	$308.0
Current portion of operating lease liabilities	57.1	57.3
Accounts payable	521.8	536.2
Accrued expenses	239.7	256.8
Other current liabilities	48.3	104.3
Total current liabilities	1,167.9	1,262.6
Long-term Liabilities
Long-term debt	1,702.1	1,679.6
Operating lease liabilities	148.7	150.5
Other long-term liabilities	90.4	106.6
Deferred income taxes	61.4	101.2
Total long-term liabilities	2,002.6	2,037.9
Commitments and Contingencies
Equity
Common stock	2.0	2.0
Additional contributed capital	571.8	575.8
Retained earnings	2,019.3	2,661.1
Accumulated other comprehensive loss	(87.0)	(43.7)
Treasury stock	(1,838.5)	(1,861.9)
Total Leggett & Platt, Inc. equity	667.6	1,333.3
Noncontrolling interest	.7	.7
Total equity	668.3	1,334.0
TOTAL LIABILITIES AND EQUITY	$3,838.8	$4,634.5
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions, except per share data)	2024	2023	2024	2023
Net trade sales	$2,225.5	$2,434.8	$1,128.6	$1,221.2
Cost of goods sold	1,852.6	1,995.1	942.1	1,000.1
Gross profit	372.9	439.7	186.5	221.1
Selling and administrative expenses	257.4	235.2	131.5	119.2
Amortization of intangibles	9.6	33.7	4.7	16.8
Impairments	677.9	—	675.6	—
Net gain on disposal of assets	(17.0)	(3.6)	(6.8)	(3.3)
Other (income) expense, net	(3.7)	(10.6)	(4.2)	(7.3)
Earnings (loss) before interest and income taxes	(551.3)	185.0	(614.3)	95.7
Interest expense	44.0	45.2	22.4	23.1
Interest income	3.4	2.2	2.4	1.1
Earnings (loss) before income taxes	(591.9)	142.0	(634.3)	73.7
Income taxes	(21.4)	34.3	(32.2)	19.5
Net earnings (loss)	(570.5)	107.7	(602.1)	54.2
(Earnings) attributable to noncontrolling interest, net of tax	(.1)	—	(.1)	—
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$(570.6)	$107.7	$(602.2)	$54.2

Net earnings (loss) per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$(4.16)	$.79	$(4.39)	$.40
Diluted	$(4.16)	$.79	$(4.39)	$.40

Weighted average shares outstanding
Basic	137.0	136.1	137.3	136.2
Diluted	137.0	136.4	137.3	136.6
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions)	2024	2023	2024	2023
Net earnings (loss)	$(570.5)	$107.7	$(602.1)	$54.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(40.9)	22.9	(17.4)	4.2
Cash flow hedges	(2.9)	1.7	(1.4)	(1.0)
Defined benefit pension plans	.4	.3	.2	.1
Other comprehensive income (loss), net of tax	(43.4)	24.9	(18.6)	3.3
Comprehensive income (loss)	(613.9)	132.6	(620.7)	57.5
Add: comprehensive income attributable to noncontrolling interest	—	.1	—	—
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$(613.9)	$132.7	$(620.7)	$57.5
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2024	2023
Operating Activities
Net earnings (loss)	$(570.5)	$107.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	55.9	54.2
Amortization of intangibles and supply agreements	9.6	35.9
Long-lived asset impairment	2.6	—
Goodwill impairment	675.3	—
Increase (decrease) in provision for losses on accounts and notes receivable	8.3	(2.1)
Write-down of inventories	21.6	5.4
Net gain from disposal of assets	(17.0)	(3.6)
Deferred income tax benefit	(45.0)	(7.1)
Stock-based compensation	17.8	16.5
Other, net	(8.3)	8.2
Changes in working capital, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(41.0)	(27.4)
Inventories	35.1	49.6
Other current assets	(2.9)	(6.9)
Accounts payable	(7.5)	(8.9)
Accrued expenses and other current liabilities	(46.1)	(14.2)
Net Cash Provided by Operating Activities	87.9	207.3
Investing Activities
Additions to property, plant and equipment	(41.4)	(68.2)
Proceeds from disposals of assets	23.2	5.3
Other, net	(.4)	.3
Net Cash Used for Investing Activities	(18.6)	(62.6)
Financing Activities
Payments on long-term debt	(.1)	(1.1)
Change in commercial paper and short-term debt	12.0	(60.6)
Dividends paid	(123.0)	(116.9)
Purchases of common stock	(4.3)	(5.3)
Other, net	(1.7)	(1.0)
Net Cash Used for Financing Activities	(117.1)	(184.9)
Effect of Exchange Rate Changes on Cash	(10.7)	(3.9)
Decrease in Cash and Cash Equivalents	(58.5)	(44.1)
Cash and Cash Equivalents—January 1,	365.5	316.5
Cash and Cash Equivalents—June 30,	$307.0	$272.4
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
Beginning balance, April 1, 2024	$571.0	$2,629.6	$(68.5)	$(1,843.3)	$.7	$1,289.5
Net earnings (loss)	—	(602.2)	—	—	.1	(602.1)
Dividends declared (See Note D)	1.5	(8.1)	—	—	—	(6.6)
Treasury stock purchased	—	—	—	(.2)	—	(.2)
Treasury stock issued	(3.9)	—	—	5.0	—	1.1
Other comprehensive income (loss), net of tax (See Note L)	—	—	(18.5)	—	(.1)	(18.6)
Stock-based compensation transactions, net of tax	5.2	—	—	—	—	5.2
Ending balance, June 30, 2024	$573.8	$2,019.3	$(87.0)	$(1,838.5)	$.7	$668.3

	Three Months Ended June 30, 2023
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
Beginning balance, April 1, 2023	$567.9	$3,039.6	$(71.8)	$(1,869.2)	$.6	$1,667.1
Net earnings (loss)	—	54.2	—	—	—	54.2
Dividends declared (See Note D)	1.4	(62.6)	—	—	—	(61.2)
Treasury stock purchased	—	—	—	(.1)	—	(.1)
Treasury stock issued	(1.0)	—	—	2.4	—	1.4
Other comprehensive income (loss), net of tax (See Note L)	—	—	3.3	—	—	3.3
Stock-based compensation transactions, net of tax	3.9	—	—	—	—	3.9
Ending balance, June 30, 2023	$572.2	$3,031.2	$(68.5)	$(1,866.9)	$.6	$1,668.6

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Changes in Equity—(Continued)
(Unaudited)

	Six Months Ended June 30, 2024
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
Beginning balance, January 1, 2024	$577.8	$2,661.1	$(43.7)	$(1,861.9)	$.7	$1,334.0
Net earnings (loss)	—	(570.6)	—	—	.1	(570.5)
Dividends declared (See Note D)	3.0	(71.2)	—	—	—	(68.2)
Treasury stock purchased	—	—	—	(4.3)	—	(4.3)
Treasury stock issued	(24.5)	—	—	27.7	—	3.2
Other comprehensive income (loss), net of tax (See Note L)	—	—	(43.3)	—	(.1)	(43.4)
Stock-based compensation transactions, net of tax	17.5	—	—	—	—	17.5
Ending balance, June 30, 2024	$573.8	$2,019.3	$(87.0)	$(1,838.5)	$.7	$668.3

	Six Months Ended June 30, 2023
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
Beginning balance, January 1, 2023	$570.5	$3,046.0	$(93.5)	$(1,882.3)	$.7	$1,641.4
Net earnings (loss)	—	107.7	—	—	—	107.7
Dividends declared (See Note D)	2.8	(122.5)	—	—	—	(119.7)
Treasury stock purchased	—	—	—	(5.3)	—	(5.3)
Treasury stock issued	(17.3)	—	—	20.7	—	3.4
Other comprehensive income (loss), net of tax (See Note L)	—	—	25.0	—	(.1)	24.9
Stock-based compensation transactions, net of tax	16.2	—	—	—	—	16.2
Ending balance, June 30, 2023	$572.2	$3,031.2	$(68.5)	$(1,866.9)	$.6	$1,668.6
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
Accounts Receivable and Accounts Payable Programs
We participate in trade receivables sales programs in combination with third-party banking institutions and certain customers. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $50.0 and $60.0 of trade receivables that were sold and removed from our balance sheets at June 30, 2024 and December 31, 2023, respectively.
We sometimes utilize third-party programs that allow our suppliers to be paid earlier at a discount or for a fee. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A supplier can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The accounts payable associated with the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $100.0 at June 30, 2024 and $105.0 at December 31, 2023, respectively.
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
Not yet adopted
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

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Bedding Products
Bedding Group	$886.0	$1,032.9	$438.0	$504.4

Specialized Products
Automotive Group	424.9	433.8	214.0	219.5
Aerospace Products Group	93.1	76.0	47.5	38.1
Hydraulic Cylinders Group	117.5	132.1	58.1	63.6
	635.5	641.9	319.6	321.2

Furniture, Flooring & Textile Products
Home Furniture Group	141.9	154.4	69.7	74.1
Work Furniture Group	139.3	139.8	69.2	69.2
Flooring & Textile Products Group	422.8	465.8	232.1	252.3
	704.0	760.0	371.0	395.6
	$2,225.5	$2,434.8	$1,128.6	$1,221.2

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)

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
Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. Our Bedding Products and Furniture, Flooring & Textile Products segments have an executive vice president who has accountability to, and maintains regular contact with, our CEO, who is the chief operating decision maker (CODM). With the retirement of our Specialized Products segment executive vice president in April 2024, our CEO became acting segment manager on a temporary basis for this segment until a permanent replacement is named. The operating results and financial information reported through the segment structure are regularly reviewed and used by the CODM to evaluate segment performance, allocate overall resources, and determine management incentive compensation.
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

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
A summary of segment results is shown in the following tables:

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Three Months Ended June 30, 2024
Bedding Products [2,3]	$438.0	$6.5	$444.5	$(591.8)	$14.3
Specialized Products [2]	319.6	1.3	320.9	(9.5)	10.3
Furniture, Flooring & Textile Products [2]	371.0	3.0	374.0	(9.4)	5.5
Intersegment eliminations and other [4]				(3.6)	2.5
	$1,128.6	$10.8	$1,139.4	$(614.3)	$32.6
Three Months Ended June 30, 2023
Bedding Products	$504.4	$8.5	$512.9	$23.0	$25.5
Specialized Products	321.2	.5	321.7	33.1	10.3
Furniture, Flooring & Textile Products	395.6	3.4	399.0	38.9	5.7
Intersegment eliminations and other [4]				.7	3.2
	$1,221.2	$12.4	$1,233.6	$95.7	$44.7

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Six Months Ended June 30, 2024
Bedding Products [2,3]	$886.0	$12.9	$898.9	$(576.1)	$28.9
Specialized Products [2]	635.5	1.7	637.2	14.2	20.4
Furniture, Flooring & Textile Products[2]	704.0	5.5	709.5	14.2	10.8
Intersegment eliminations and other [4]				(3.6)	5.4
	$2,225.5	$20.1	$2,245.6	$(551.3)	$65.5
Six Months Ended June 30, 2023
Bedding Products	$1,032.9	$18.1	$1,051.0	$56.3	$51.1
Specialized Products	641.9	.9	642.8	61.8	21.0
Furniture, Flooring & Textile Products	760.0	6.5	766.5	67.2	11.5
Intersegment eliminations and other [4]				(.3)	6.5
	$2,434.8	$25.5	$2,460.3	$185.0	$90.1
1 See Note B for revenue by product family.
2 EBIT for the three and six months ended June 30, 2024 includes $675.3 of goodwill impairments as discussed in Note F.
3 The lower amortization expense in the three and six months ended June 30, 2024, is due to the fourth quarter 2023 long-lived asset impairment.
4 Depreciation and Amortization: Other relates to non-operating assets (assets not included in segment assets) and is allocated to segment EBIT as discussed above.

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

Average Assets by Segment	June 30, 2024	December 31, 2023
Bedding Products	$773.7	$815.2
Specialized Products	396.7	398.6
Furniture, Flooring & Textile Products	354.3	390.3
Average current liabilities included in segment numbers above	689.1	736.1
Unallocated assets [1]	1,678.8	2,403.2
Difference between average assets and period-end balance sheet	(53.8)	(108.9)
Total assets	$3,838.8	$4,634.5
1 Unallocated assets consist primarily of goodwill, other intangibles, cash, and deferred tax assets. The June 30, 2024 unallocated assets reflects the $675.3 goodwill impairment as discussed in Note F.
D—Earnings (Loss) Per Share (EPS)
Basic and diluted earnings (loss) per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Net earnings (loss)
Net earnings (loss)	$(570.5)	$107.7	$(602.1)	$54.2
Earnings attributable to noncontrolling interest, net of tax	(.1)	—	(.1)	—
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$(570.6)	$107.7	$(602.2)	$54.2

Weighted average number of shares (in millions)
Weighted average number of common shares used in basic EPS	137.0	136.1	137.3	136.2
Dilutive effect of stock-based compensation	—	.3	—	.4
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	137.0	136.4	137.3	136.6

Basic and diluted EPS
Basic EPS attributable to Leggett & Platt common shareholders	$(4.16)	$.79	$(4.39)	$.40

Diluted EPS attributable to Leggett & Platt common shareholders	$(4.16)	$.79	$(4.39)	$.40

Other information
Anti-dilutive shares excluded from diluted EPS computation	.5	.5	.5	.5

Cash dividends declared per share	$.51	$.90	$.05	$.46
E—Restructuring and Related Activities
In the first quarter of 2024, we committed to a restructuring plan, primarily associated with our Bedding Products segment and, to a lesser extent, our Furniture, Flooring & Textile Products segment (the “Restructuring Plan” or “Plan”), which is expected to be substantially complete by the end of 2025. The Plan was expanded in the second quarter of 2024 to include a small restructuring opportunity within the Specialized Products segment.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
Over the course of the restructuring timeline, we plan to consolidate between 15 and 20 production and distribution facilities (out of 50) in the Bedding Products segment and a small number of production facilities in the Furniture, Flooring & Textile Products segment. Our total costs for this Plan are expected to be between $65.0 and $85.0, of which $40.0 to $50.0 are anticipated to be incurred in 2024 and the remainder in 2025. As of June 30, 2024, we have incurred costs of $22.0.
The following table presents information associated with this Plan:

	Total Amount Expected to be Incurred	Six Months Ended June 30, 2024	Three Months Ended June 30, 2024
Net restructuring and restructuring-related	$40.0 to $55.0	$19.4	$10.9
Impairment costs associated with this plan (See Note F)	25.0 to 30.0	2.6	.3
	$65.0 to $85.0	$22.0	$11.2

Amount of total that represents net cash charges	$30.0 to $40.0	$15.6	$9.4
The table below presents all restructuring and restructuring-related activity related to the Plan. We had no material restructuring activity in 2023.

	Six Months Ended June 30, 2024	Three Months Ended June 30, 2024
Restructuring costs charged to other (income) expense, net:
Termination benefits, relocation, and other restructuring costs	$11.7	$6.0
Restructuring-related costs (gains):
Presented in cost of goods sold:
Inventory obsolescence and other	3.8	1.5
Presented in selling and administrative expenses:
Professional services and other	5.4	4.9
Presented in net gain on disposal of assets:
Gain on sale of equipment	(1.5)	(1.5)
Total restructuring-related costs	7.7	4.9
Total net restructuring and restructuring-related costs	$19.4	$10.9
Amount of total that represents net cash charges	$15.6	$9.4
Net restructuring and restructuring-related charges by segment were as follows:

	Six Months Ended June 30, 2024	Three Months Ended June 30, 2024
Bedding Products	$16.6	$9.6
Specialized Products	1.3	1.3
Furniture, Flooring & Textile Products	1.5	—
Total net restructuring and restructuring-related costs	$19.4	$10.9
Restructuring Liability
The accrued liability associated with the Plan consisted of the following:

	Balance at December 31, 2023	Add: 2024 Charges	Less: 2024 Payments	Balance at June 30, 2024
Termination benefits	$—	$5.6	$2.6	$3.0
Relocation and other restructuring costs	—	6.1	5.1	1.0
Total	$—	$11.7	$7.7	$4.0

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
F—Impairment Charges
Pretax impairment charges are reported in “Impairments” in the Consolidated Statements of Operations and are summarized in the following table:

	Six Months Ended June 30, 2024			Three Months Ended June 30, 2024
	Goodwill Impairment	Other Long-Lived Assets Impairments	Total Impairments	Goodwill Impairment	Other Long-Lived Assets Impairments	Total Impairments
Bedding Products	$587.2	$2.6	$589.8	$587.2	$.3	$587.5
Specialized Products	43.6	—	43.6	43.6	—	43.6
Furniture, Flooring & Textile Products	44.5	—	44.5	44.5	—	44.5
Total impairment charges	$675.3	$2.6	$677.9	$675.3	$.3	$675.6
There were no impairment charges in the three and six months ended June 30, 2023.
Goodwill Impairment Testing
We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur, or at least annually. We perform our annual goodwill impairment testing in the second quarter. The 2023 goodwill impairment testing indicated no impairments.
The 2024 annual goodwill impairment testing resulted in a $675.3 non-cash goodwill impairment charge related to the following reporting units:

Reporting Unit	Segment	Three and Six Months Ended June 30, 2024
Bedding	Bedding Products	$587.2
Work Furniture	Furniture, Flooring & Textile Products	44.5
Hydraulic Cylinders	Specialized Products	43.6
		$675.3

In general, the fair values for our reporting units have decreased versus prior year due to macroeconomic pressures, including low demand, particularly in residential end markets. The fair values of our reporting units are reconciled to our consolidated market capitalization, which decreased due to the significant decline in stock price during the second quarter of 2024. Our closing stock price per share was $26.17 on December 29, 2023, $19.15 on March 28, 2024, and $11.46 on June 28, 2024. The impairment was concluded in connection with the preparation of the second quarter financial statements. If actual results differ materially from estimates used in our calculations, we could incur future impairment charges.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the tables below. The 2024 information excludes Hydraulic Cylinders, as this unit had no goodwill remaining after the second quarter 2024 impairment.

2024
Fair Value over Carrying Value divided by Carrying Value	June 30, 2024 Goodwill Value	Compound Annual Growth Rate (CAGR) Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$435.7	(1)% - 12%	3%	14% - 17%
101% - 300%	368.4	3 - 7	3	14
	$804.1	(1)% - 12%	3%	14% - 17%

2023
Fair Value over Carrying Value divided by Carrying Value	December 31, 2023 Goodwill Value	CAGR Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$1,018.1	1% - 17%	3%	10-12%
50% - 100%	99.6	<1	3	8
101% - 300%	372.1	3 - 6	3	8-10
	$1,489.8	<1% - 17%	3%	8% - 12%
1 This category includes three reporting units (Bedding, Aerospace, and Work Furniture) for 2024 and the Bedding, Aerospace, and Hydraulic Cylinders units for 2023.
•    The fair value of our Bedding reporting unit was less than its carrying value at our second quarter 2024 testing date, resulting in a partial goodwill impairment as discussed above. Fair value exceeded carrying value by 40% at our second quarter 2023 testing date. There was a triggering event in the fourth quarter of 2023 for this reporting unit due to certain customers' efforts to improve their financial position by moving their business to or exploring alternate suppliers. Accordingly, we performed a goodwill impairment test at that time, which indicated no goodwill impairments, but fair value in excess of carrying value had decreased to 19%. Goodwill associated with this reporting unit was $314.5 at June 30, 2024 and $906.5 at December 31, 2023.
•    The fair value of our Aerospace reporting unit exceeded its carrying value by 21% at our second quarter 2024 testing date as compared to 44% in 2023. Goodwill associated with this reporting unit was $66.9 at June 30, 2024 and $67.0 at December 31, 2023.
•    The fair value of our Work Furniture reporting unit was less than its carrying value at our second quarter 2024 testing date, resulting in a partial goodwill impairment, as discussed above. Fair value exceeded carrying value by 74% at our second quarter 2023 testing date. Goodwill associated with this reporting unit was $54.3 at June 30, 2024 and $99.6 at December 31, 2023.
•    The fair value of our Hydraulic Cylinders reporting unit was less than its carrying value at our second quarter 2024 testing date, resulting in a full goodwill impairment, as discussed above. Fair value exceeded carrying value by 18% at our second quarter 2023 testing date. Goodwill associated with this reporting unit was $44.6 at December 31, 2023.

Other long-lived assets
We review material intangibles mid-year and other long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
All long-lived asset impairment charges for the three and six months ended June 30, 2024 were related to the Restructuring Plan. For details, please see Note E.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
G—Accounts and Other Receivables
Accounts and other receivables consisted of the following:

	June 30, 2024		December 31, 2023
	Current	Long-term	Current	Long-term
Total trade receivables	$610.5	$—	$575.4	$—
Allowance for doubtful accounts - trade receivables	(17.5)	—	(10.5)	—
Trade receivables, net	$593.0	$—	$564.9	$—

Taxes receivable, including income taxes	4.0	—	3.1	—
Value-added taxes (VAT) recoverable [1]	40.0	11.5	56.6	—
Other receivables	11.7	4.8	12.7	1.2
Other receivables, net	$55.7	$16.3	$72.4	$1.2
1 This includes recoverable amounts from various countries, including Mexico, where we have experienced VAT refund delays from the Mexican government. We believe these are fully collectible, and our recent discussions with the government have resulted in an updated timeline for resolution. As a result, we have classified $11.5 as long-term as of June 30, 2024. The aggregate of current and long-term balances of Mexico VAT recoverable was $41.0 and $48.2 at June 30, 2024 and December 31, 2023, respectively.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2023	Change in Provision	Less: Net Charge-offs/ (Recoveries) and Other	Balance at June 30, 2024
Total allowance for doubtful accounts on trade receivables	$10.5	$8.3	$1.3	$17.5
H—Inventories
The following table recaps the components of inventory for each period presented:

	June 30, 2024	December 31, 2023
Finished goods	$332.0	$361.3
Work in process	78.0	73.5
Raw materials and supplies	345.4	384.9
Inventories	$755.4	$819.7
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

I—Credit Facility Amendment
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

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
to 3.50 to 1.00 for the quarter ending September 30, 2025 and thereafter until maturity. Also, the provision permitting a temporary increase in the maximum Leverage Ratio in the event of a Material Acquisition will not apply unless the acquisition occurs after June 30, 2025.
The maturity date of September 30, 2026 remains unchanged. At June 30, 2024, we were in compliance with all of its debt covenants and expect to be able to maintain compliance with the amended debt covenant requirements.
J—Stock-Based Compensation
The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Executive Stock Unit (ESU) Program matching contributions	$1.6	$.3	$1.8	$.3
Discounts on various stock awards	1.8	—	1.8	—
Performance Stock Unit awards	.2	(.7)	1.9	.8
Restricted Stock Unit awards	9.2	—	6.1	—
Other, primarily non-employee directors restricted stock	1.1	—	.9	—
Total stock-based compensation expense (income)	13.9	$(.4)	12.5	$1.1
Employee contributions for above stock plans	3.9		4.0
Total stock-based compensation	$17.8		$16.5

Tax benefits on stock-based compensation expense	$3.4		$3.0
Tax (expense)/benefits on stock-based compensation payments	(1.2)		.3
Total tax benefits associated with stock-based compensation	$2.2		$3.3

	Three Months Ended		Three Months Ended
	June 30, 2024		June 30, 2023
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Executive Stock Unit (ESU) Program matching contributions	$1.0	$.1	$1.1	$.2
Discounts on various stock awards	.9	—	1.1	—
Performance Stock Unit awards	.4	(.2)	.8	.1
Restricted Stock Unit awards	2.9	—	.8	—
Other, primarily non-employee directors restricted stock	.7	—	.5	—
Total stock-based compensation expense (income)	5.9	$(.1)	4.3	$.3
Employee contributions for above stock plans	1.9		2.5
Total stock-based compensation	$7.8		$6.8

Tax benefits on stock-based compensation expense	$1.4		$1.0
Tax (expense)/benefits on stock-based compensation	(.4)		—
Total tax benefits associated with stock-based compensation	$1.0		$1.0

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
K—Other (income) expense, net

The components of "Other (income) expense, net" were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Restructuring charges	$11.7	$.2	$6.0	$.1
Currency (gain) loss	(2.6)	1.3	(1.7)	(.7)
(Gain) loss from diversified investments associated with ESU Program	(3.8)	(4.6)	(.9)	(2.1)
Reduction to contingent purchase price liability	(6.4)	(8.8)	(4.4)	(5.0)
Non-service pension income	(.8)	(.1)	(.4)	—
Other (income) expense	(1.8)	1.4	(2.8)	.4
	$(3.7)	$(10.6)	$(4.2)	$(7.3)
L—Accumulated Other Comprehensive Income (Loss)
The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended June 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2024	$(66.1)	$11.0	$(13.4)	$(68.5)
Other comprehensive income (loss)	(17.4)	(.7)	—	(18.1)
Reclassifications, pretax	—	(.8)	.2	(.6)
Income tax effect	—	.1	—	.1
Attributable to noncontrolling interest	.1	—	—	.1
Balance, June 30, 2024	$(83.4)	$9.6	$(13.2)	$(87.0)

Balance, April 1, 2023	$(64.7)	$11.1	$(18.2)	$(71.8)
Other comprehensive income (loss)	4.2	(1.8)	(.4)	2.0
Reclassifications, pretax	—	.8	.5	1.3
Balance, June 30, 2023	$(60.5)	$10.1	$(18.1)	$(68.5)

	Six Months Ended June 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2024	$(42.6)	$12.5	$(13.6)	$(43.7)
Other comprehensive income (loss)	(40.9)	(1.5)	—	(42.4)
Reclassifications, pretax	—	(1.9)	.5	(1.4)
Income tax effect	—	.5	(.1)	.4
Attributable to noncontrolling interest	.1	—	—	.1
Balance, June 30, 2024	$(83.4)	$9.6	$(13.2)	$(87.0)

Balance, January 1, 2023	$(83.5)	$8.4	$(18.4)	$(93.5)
Other comprehensive income (loss)	22.9	.8	(.5)	23.2
Reclassifications, pretax	—	1.4	.9	2.3
Income tax effect	—	(.5)	(.1)	(.6)
Attributable to noncontrolling interest	.1	—	—	.1
Balance, June 30, 2023	$(60.5)	$10.1	$(18.1)	$(68.5)

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
M—Fair Value
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
•Level 3: Unobservable inputs that are not corroborated by market data.
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$152.5	$—	$152.5
Derivative assets (Note N)	—	3.1	—	3.1
Diversified investments associated with the ESU Program	53.6	—	—	53.6
Total assets	$53.6	$155.6	$—	$209.2
Liabilities:
Derivative liabilities (Note N)	$—	$3.0	$—	$3.0
Liabilities associated with the ESU Program	54.2	—	—	54.2
Total liabilities	$54.2	$3.0	$—	$57.2

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$147.5	$—	$147.5
Derivative assets (Note N)	—	6.2	—	6.2
Diversified investments associated with the ESU Program	50.4	—	—	50.4
Total assets	$50.4	$153.7	$—	$204.1
Liabilities:
Derivative liabilities (Note N)	$—	$3.5	$—	$3.5
Liabilities associated with the ESU Program	52.4	—	—	52.4
Total liabilities	$52.4	$3.5	$—	$55.9

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 1) was approximately $250.0 less than carrying value of $1,787.4 at June 30, 2024 and was approximately $175.0 less than carrying value of $1,786.4 at December 31, 2023.
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
N—Derivative Financial Instruments
The following table presents assets and liabilities representing the fair value of our most significant derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution and do not consider the offsetting underlying hedged item.

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of June 30, 2024
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Dec 2025	$285.8	$2.5	$.3	$2.4	$.3
Total fair value hedges	Oct 2024	38.1	.1	—	.1	—
Not designated as hedging instruments	Jun 2025	130.4	.2	—	.2	—
Total derivatives			$2.8	$.3	$2.7	$.3

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2023
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Jun 2025	$298.2	$5.3	$.5	$2.4	$.2
Total fair value hedges	Mar 2024	21.7	.3	—	—	—
Not designated as hedging instruments	Dec 2024	87.9	.1	—	.9	—
Total derivatives			$5.7	$.5	$3.3	$.2

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
The following table sets forth the pretax (gains) losses for our hedging activities for the periods presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note L) as well as derivative settlements recorded directly to income or expense.

Derivatives	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Six Months Ended June 30,		Amount of (Gain) Loss Recorded in Income Three Months Ended June 30,
		2024	2023	2024	2023
Designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$(.2)	$(.2)	$(.1)	$(.1)
Currency cash flow hedges	Net trade sales	.7	1.6	.6	.9
Currency cash flow hedges	Cost of goods sold	(1.1)	(1.3)	(.6)	(.6)
Total cash flow hedges		(.6)	.1	(.1)	.2
Fair value hedges	Other (income) expense, net	.5	.6	.3	(1.5)
Not designated as hedging instruments	Other (income) expense, net	(1.9)	3.5	(.8)	3.5
Total derivative instruments		$(2.0)	$4.2	$(.6)	$2.2
O—Contingencies
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
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss, in the aggregate, of $1.7 and $1.4 at June 30, 2024 and December 31, 2023, respectively. There were no material adjustments to the accrual, including cash payments and expense, for the three and six-month periods ending June 30, 2024 and June 30, 2023. The accruals do not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows.

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of June 30, 2024, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of the accruals noted above are estimated to be $14.0. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $14.0 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
HIGHLIGHTS
We had trade sales of $1,129 million for the three months ending June 30, 2024, a decrease of 8% versus the second quarter 2023. In the first six months of 2024, trade sales were $2,226 million versus $2,435 million for the same period of 2023.
Earnings (Loss) Per Share (EPS) was $(4.39) for the second quarter and $(4.16) for the six months ending June 30, 2024, compared to $.40 and $.79 in the same periods of 2023. Second quarter EPS includes a $4.61 non-cash goodwill impairment charge, $.06 in restructuring and restructuring-related charges, $.03 from compensation costs related to the CEO transition, and a $.02 gain from the sale of idle real estate. Year-to-date EPS includes a $4.61 non-cash goodwill impairment charge, $.12 in restructuring and restructuring-related charges, $.03 from compensation costs related to the CEO transition, $.07 from gains from sales of idle real estate, and $.01 from a gain on net insurance proceeds from 2023 tornado damage. Second quarter and year-to-date 2023 EPS included a $.02 gain from net insurance proceeds from tornado damage at a shared Home Furniture and Bedding manufacturing facility.
Earnings (Loss) Before Interest and Taxes (EBIT) for the second quarter and six months ending June 30, 2024 was $(614) million and $(551) million, respectively, each reflecting a $675 million non-cash goodwill impairment charge and $4 million in CEO transition compensation costs. Additionally, second quarter includes $11 million of restructuring and restructuring-related costs and a $5 million gain from the sale of idle real estate. Year-to-date EBIT includes $22 million of restructuring and restructuring-related costs, $13 million in gains from the sales of idle real estate, and a $2 million gain from net insurance proceeds from 2023 tornado damage. This is down $710 million and $736 million compared to the same periods in 2023. Year-to-date 2023 EBIT included a $4 million gain from net insurance proceeds from the tornado damage.
Operating cash flow was $88 million in the first six months of 2024, a decrease of $119 million versus the same period of 2023.
The Restructuring Plan in our Bedding Products segment and our Furniture, Flooring & Textile Products segment is progressing as planned. Additionally, we have identified and initiated a small restructuring opportunity within our Specialized Products segment.
In April 2024, the Board of Directors declared a second quarter 2024 dividend of $.05, $.41 lower than last year's second quarter dividend and this year's first quarter dividend.
INTRODUCTION
What We Do
We are a diversified manufacturer that conceives, designs, and produces a wide range of engineered components and products found in many homes, offices, and automobiles. We make components that are often hidden within, but integral to, our customers’ products.
We are a leading supplier of bedding components and private label finished goods; automotive seat comfort and convenience systems; home and work furniture components; geo components; flooring underlayment; hydraulic cylinders for material handling and heavy construction industries; and aerospace tubing and fabricated assemblies.
Our Segments
Our operations are comprised of approximately 120 production facilities located in 18 countries around the world. Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. Our segments are described below.
Bedding Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private label finished mattresses and adjustable bed bases. This segment is also vertically integrated into the production and supply of specialty foam chemicals, steel rod, and drawn steel wire to our own operations and to external customers. We also supply steel rod and wire to trade customers that operate in a broad range of markets. This segment contributed 40% of our trade sales during the first six months of 2024.
Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and heavy construction industries. This segment contributed 28% of our trade sales in the first six months of 2024.
Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components. This segment contributed 32% of our trade sales in the first six months of 2024.
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
Major Factors That Impact Our Business
Goodwill Impairment
We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur, or at least annually. We perform our annual goodwill impairment testing in the second quarter. The 2023 goodwill impairment testing indicated no impairments.
The 2024 annual goodwill impairment testing indicated that fair value had fallen below carrying value for three reporting units, and fair value exceeded carrying value by less than 100% for one reporting unit.
A $675 million non-cash goodwill impairment charge was recorded related to the following reporting units:

Reporting Unit	Segment	Three and Six Months Ended June 30, 2024
Bedding	Bedding Products	$587.2
Work Furniture	Furniture, Flooring & Textile Products	44.5
Hydraulic Cylinders	Specialized Products	43.6
		$675.3

The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the tables on page 15 in Note F to the Consolidated Condensed Financial Statements.
In general, the fair values for our reporting units have decreased versus prior year due to macroeconomic pressures, including low demand, particularly in residential end markets. The fair values of our reporting units are reconciled to our consolidated market capitalization, which decreased due to the significant decline in stock price during the second quarter of 2024. Our closing stock price per share was $26.17 on December 29, 2023, $19.15 on March 28, 2024, and $11.46 on June 28, 2024. We concluded that an impairment existed under generally accepted accounting principles in connection with the preparation and review of our second quarter financial statements filed as part of this quarterly report on Form 10-Q. We do not expect that the impairment charge will result in any cash expenditures. If actual results differ materially from estimates used in our calculations, we could incur future impairment charges.
Units with Impairments
In addition to the decline in our stock price during the second quarter, the reporting units discussed below also had the following factors contributing to the impairments:
Bedding
Domestic bedding manufacturers are facing numerous challenges, including low demand, overcapacity, and increased pressure from finished mattress imports, resulting in financial stress across the industry. The domestic mattress market has changed dramatically in a relatively short time span. The landscape has shifted from a largely domestic OEM-produced innerspring mattress market to one where innerspring, foam, and hybrid mattresses are sold at a wide range of price points through a variety of channels and produced by a mix of fewer large domestic OEMs, domestic private label producers, and import manufacturers. These changing market dynamics and weak demand have created disruption and financial instability with some of our customers.
The Bedding reporting unit's fair value exceeded carrying value by 40% at our second quarter 2023 testing date. Late in the fourth quarter of 2023 we concluded we had a triggering event after certain of our Elite Comfort Solutions and Kayfoam customers notified us of efforts to improve their financial position by moving their business to or exploring alternative suppliers. We expected that these customer efforts would reduce our future cash flows. Accordingly, we performed a goodwill impairment test, which indicated no goodwill impairments. However, the estimated fair value of this reporting unit had decreased and fair value in excess of carrying value had dropped to 19%.
Work Furniture
Work Furniture demand for both contract and residential end-use products has remained at sustained low levels. Fair value exceeded carrying value by 74% at our second quarter 2023 testing date.
Hydraulic Cylinders
The Hydraulic Cylinders reporting unit's fair value at our second quarter 2023 testing date exceeded carrying value by 18%. Fair value approximated carrying value primarily due to an August 2022 acquisition that is experiencing operational inefficiencies.
Units with No Impairments, but Fair Value Exceeded Carrying Value by Less than 100%
Aerospace Products
The Aerospace Products reporting unit did not incur impairment charges, but fair value exceeded carrying value by less than 100% at both testing dates. The fair value of this reporting unit exceeded its carrying value by 21% at our second quarter 2024 testing date as compared to 44% in 2023. Aerospace’s long-term forecasts continue to reflect demand improvements as industry recovery continues. Current demand is now similar to pre-pandemic levels.

Restructuring Plan
In the first quarter of 2024, we committed to a restructuring plan, primarily associated with our Bedding Products segment and, to a lesser extent, our Furniture, Flooring & Textile Products segment (the “Restructuring Plan” or “Plan”), which is expected to be substantially complete by the end of 2025. The Plan was expanded in the second quarter of 2024 to include a small restructuring opportunity within the Specialized Products segment. Pursuant to the Plan, we expect to:
•consolidate between 15 and 20 production and distribution facilities (out of 50) in the Bedding Products segment and a small number of production facilities in the Furniture, Flooring & Textile Products segment;
•incur restructuring and restructuring-related costs between $65 and $85 million, of which $40 to $50 million are anticipated to be incurred in 2024 and the remainder in 2025. This includes $30 to $40 million in cash costs, the majority of which are anticipated to be incurred in 2024;
•ultimately realize cost reductions and other impacts that are expected to enhance annualized EBIT by $40 to $50 million when fully implemented in late 2025;
•receive between $60 and $80 million in pretax net cash proceeds from the sale of real estate associated with the Restructuring Plan; and
•experience a reduction in annual sales by approximately $80 million, versus our initial estimate of $100 million.
We have made progress on the Plan and some elements of the Plan are progressing ahead of schedule and exceeding expectations. To date, we have consolidated ten production and distribution facilities in the Bedding Products segment and two production facilities in the Furniture, Flooring & Textile Products segment. We shifted the majority of innerspring volume into our four larger, remaining spring production facilities during the first half of 2024 and completed the transition in early third quarter. We have also substantially completed the downsizing of our Chinese innerspring operation. In Specialty Foam, we have closed one small operation, and two additional facility consolidations are in process. Our Home Furniture restructuring activity is essentially complete, and we expect to complete phase one of our Flooring Products restructuring by the end of the year.
Restructuring and restructuring-related costs for the three and six months ending June 30, 2024 were $11 million ($9 million cash and $2 million non-cash) and $22 million ($16 million cash and $6 million non-cash), respectively. We realized $3 million of EBIT benefit from the Plan in the second quarter and through the first half of 2024, and now expect to realize approximately $10-$15 million of EBIT benefit in 2024, versus our initial estimate of $5-$10 million. In the second quarter and through the first half of 2024, we realized $3 million of sales attrition. We now expect sales attrition in 2024 of approximately $25 million versus our initial estimate of $40 million. Although subject to certain contingencies, in the second half of 2024 we expect to receive proceeds from the sale of real estate associated with the Plan of approximately $17-$25 million, including the sale of one facility that closed in early August 2024 for net proceeds of $17 million (estimated pretax gain of $14 million).
Because of certain risks and uncertainties, the Plan may not achieve its intended outcomes. Our estimates of the number of facilities to be consolidated and the cash and non-cash costs and impairments associated with the Plan may change as our analysis develops and additional information is obtained. Also, we may not be able to implement the Plan in a timely manner that will positively impact our financial condition and results of operations. Moreover, we may not be able to dispose of real estate pursuant to the Plan or obtain the expected proceeds in a timely manner. The Plan may also negatively impact our relationships with employees, customers, and vendors. Finally, because restructuring activities are complex and involve time-consuming processes, substantial demands may be placed on management, which could divert attention from other business priorities or disrupt our daily operations. Any failure to achieve the intended outcomes could materially adversely affect our business, financial condition, results of operations and cash flows, and liquidity.
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
Trends in Cost of Goods Sold
Our costs can vary significantly as market prices for raw materials (many of which are commodities) fluctuate. We typically have short-term commitments from our suppliers; accordingly, our raw material costs generally move with the market. We have also been impacted by fluctuations in transportation, energy, and labor costs. Our ability to recover higher costs (through selling price increases) is crucial. When we experience significant increases in costs, we typically implement price increases to recover the higher costs. Conversely, when costs decrease significantly, we generally pass those lower costs through to our customers. The timing of our price increases or decreases is important; we typically experience a lag in recovering higher costs, and we also realize a lag as costs decline.
Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Steel costs fluctuated up and down throughout 2023, but overall average costs deflated as U.S. steel markets faced softened demand and increased foreign competition. Steel costs decreased in the second quarter of 2024 following a relatively stable first quarter.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Metal margins compressed through 2023 and, as a result, we experienced lower metal margins in our Steel Rod business. Metal margins were stable in the first quarter of 2024 and modestly declined in the second quarter.
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. Pricing softened through 2023 and the first quarter of 2024, but modestly increased in the second quarter of 2024.
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
Supply Chain Shortages and Disruptions
We have experienced supply chain disruptions related to freight challenges, including higher costs.
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
We produce innersprings for mattresses that are sold to bedding manufacturers. We produce steel wire rod for consumption by our wire mills (primarily used by our innerspring manufacturing facilities to produce innersprings) and to sell to third parties. We also produce and sell finished mattresses. In response to petitions filed with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) generally alleging that innersprings, steel wire rod, and mattresses were being unfairly sold in the United States by certain foreign manufacturers at less than fair value (dumping) and that certain foreign manufacturers of steel wire rod and mattresses were unfairly benefiting from subsidies, antidumping and/or countervailing duties have been imposed on the imports of such products.
In March 2020, the Company, along with other petitioners, filed petitions with the DOC and the ITC alleging that manufacturers of mattresses in seven different countries were unfairly selling their products in the United States at less than fair value and manufacturers of mattresses in China were benefiting from subsidies. These petitions resulted in antidumping and countervailing duty orders set to remain in effect for five years, through May 2026, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the orders for an additional five years. Following certain appeals that were filed with the U.S. Court of International Trade (CIT), some of which remain ongoing, the CIT ruled in favor of the ITC and petitioners and sustained the ITC’s unanimous injury decision. In February 2024, one respondent filed an appeal of the CIT's decision to the U.S. Court of Appeals for the Federal Circuit, which is ongoing with no timeline for a decision.
In July 2023, the Company, along with other petitioners, filed petitions with the DOC and the ITC alleging that manufacturers of mattresses in twelve additional countries were unfairly selling their products in the United States at less than fair value and manufacturers of mattresses in Indonesia were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries. The ITC made a preliminary determination of injury in September 2023, and the DOC’s preliminary determination on dumping was issued in February 2024. With respect to eight of the countries, the DOC’s final dumping determinations were issued in May 2024, and the ITC's final injury determination was issued in June 2024. With respect to the five remaining countries, the DOC’s final determinations were issued in July 2024, and the order evidencing the ITC’s final determination with respect to the four countries which were above the de minimis threshold is expected in September 2024.
See Item 1 Legal Proceedings on page 44 for more information.
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
Strategic and Operational Initiatives
We are currently conducting a strategic review of our diverse portfolio, assessing how each business fits into our long-term vision. This review, in addition to our restructuring plan and operational improvement initiatives, is leading to a clearer vision of the opportunities ahead. In the second quarter we initiated a thorough analysis of our general and administrative cost structure across our business units and corporate shared services. We have completed this analysis and now our teams are working to identify the greatest opportunities for improvement, design necessary organizational changes, and organize projects to further streamline processes and resources. We are optimistic about the potential returns from this activity.
RESULTS OF OPERATIONS
Discussion of Consolidated Results
Second Quarter:
Trade sales were $1,129 million in the current quarter, an 8% decrease versus the second quarter 2023. Organic sales decreased 8%. Volume was down 4%, primarily from continued weak demand in residential end markets and the earlier than expected loss of a customer in Specialty Foam. Raw material-related selling price decreases and currency impact reduced sales 4%.
EBIT decreased 742%, to $(614) million, primarily from a $675 million non-cash goodwill impairment charge. Additionally, EBIT decreased from restructuring costs, lower volume, increased inventory write-downs/reserves, raw material-related pricing adjustments, metal margin compression, higher bad debt reserves, CEO transition compensation costs, and the non-recurrence of a gain from net insurance proceeds from tornado damage to a shared Home Furniture and Bedding manufacturing facility. These decreases were partially offset by lower amortization expense, operational efficiency improvements, a gain on the sale of idle real estate not associated with the Restructuring Plan, and restructuring benefit.
EPS decreased to $(4.39) in the current quarter, versus $.40 in the second quarter of 2023. The decline primarily reflects lower EBIT as discussed above.
Six Months:
Trade sales were $2,226 million in the first six months of 2024, a 9% decrease versus the same period last year. Organic sales decreased 9%. Volume was down 5%, primarily from continued weak demand in residential end markets and the earlier than expected loss of a customer in Specialty Foam. Raw material-related selling price decreases and currency impact reduced sales 4%.
EBIT decreased 398% to $(551) million, primarily from a $675 million non-cash goodwill impairment charge. Additionally, EBIT decreased from lower volume, restructuring costs, increased inventory write-downs/reserves, higher bad debt reserves, metal margin compression, and CEO transition compensation costs. These decreases were partially offset by lower amortization expense, operational efficiency improvements, gains on sales of idle real estate not associated with the Restructuring Plan, and restructuring benefit.
EPS decreased to $(4.16) for the first six months of 2024, versus $.79 in the same period of 2023. The decline primarily reflects lower EBIT as discussed above.
Net Interest Expense and Income Taxes
The net interest expense was $2 million lower in the six and three months ended June 30, 2024, as compared to same periods last year. Interest rates were higher on slightly higher interest-bearing cash balances. Interest rates on borrowings were also higher, but average outstanding balances were lower.
Our worldwide effective tax rate of 5% for the second quarter of 2024 represented an abnormally low tax benefit, attributable to nondeductible goodwill impairment charges, reducing the tax benefit rate by 20%. For the same quarter last year, our worldwide effective tax rate was 26%. While the U.S. statutory federal income tax rate was 21% in each year, both years were negatively impacted by 4% related to foreign withholding taxes. In 2023, our rate was also negatively impacted by 1% related to less significant items.
We are anticipating a tax rate of 24% for the remainder of 2024, including the impact of discrete tax items that we expect to occur over the next two quarters. We utilize prudent tax planning strategies for opportunities to optimize our tax rate, but other factors, such as our overall profitability, the mix and level of earnings among jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits, and the effect of tax law changes can also influence our rate.

Discussion of Segment Results
Second Quarter:
A description of the products included in each segment, along with segment financial data, appears in Note C to the Consolidated Condensed Financial Statements on page 11. A summary of segment results is shown in the following tables.

Trade Sales (Dollar amounts in millions)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Change in Trade Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$438.0	$504.4	$(66.4)	(13.2)%	(13.2)%
Specialized Products	319.6	321.2	(1.6)	(.5)	(.5)
Furniture, Flooring & Textile Products	371.0	395.6	(24.6)	(6.2)	(6.2)
Total	$1,128.6	$1,221.2	$(92.6)	(7.6)%	(7.6)%

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Bedding Products	$(591.8)	$23.0	$(614.8)	(2,673.0)%	(135.1)%	4.6%
Specialized Products	(9.5)	33.1	(42.6)	(128.7)	(3.0)	10.3
Furniture, Flooring & Textile Products	(9.4)	38.9	(48.3)	(124.2)	(2.5)	9.8
Intersegment eliminations and other	(3.6)	.7	(4.3)
Total	$(614.3)	$95.7	$(710.0)	(741.9)%	(54.4)%	7.8%

Depreciation and Amortization (Dollar amounts in millions)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Bedding Products	$14.3	$25.5
Specialized Products	10.3	10.3
Furniture, Flooring & Textile Products	5.5	5.7
Unallocated [2]	2.5	3.2
Total	$32.6	$44.7

1 This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months.
2 Unallocated consists primarily of depreciation and amortization on non-operating assets.

Bedding Products
Trade sales decreased $66 million, or 13%. Organic sales decreased 13%. Volume decreased 7%, primarily due to the loss of a customer in our Specialty Foam business and demand softness in U.S. and European bedding markets, partially offset by higher trade rod sales. Raw material-related selling price decreases reduced sales 6%.
EBIT decreased $615 million, primarily from a $587 million non-cash goodwill impairment charge, in addition to restructuring costs, lower volume, increased inventory write-downs/reserves, raw material-related pricing adjustments, metal margin compression, and higher bad debt reserves. These decreases were partially offset by lower amortization expense, operational efficiency improvements in Specialty Foam, a gain on the sale of idle real estate not associated with the Restructuring Plan, and restructuring benefit.

    Specialized Products
Trade sales were relatively flat, decreasing $2 million. Organic sales were flat and volume was flat, as growth in Aerospace was offset by declines in Hydraulic Cylinders and Automotive. Raw material-related selling price increases of 1% were offset by currency impact of 1%.
EBIT decreased $43 million, primarily from a $44 million non-cash goodwill impairment charge in Hydraulic Cylinders and currency impact, partially offset by operational efficiency improvements.
Furniture, Flooring & Textile Products
Trade sales decreased $25 million, or 6%. Organic sales decreased 6%. Volume decreased 3%, primarily from declines in Geo Components and continued weak demand in residential end markets. Raw material-related selling price decreases and currency impact reduced sales 3%.
EBIT decreased $48 million, primarily from a $44 million non-cash goodwill impairment charge in Work Furniture. Additionally, lower volume and the non-recurrence of a gain from net insurance proceeds from tornado damage to a shared manufacturing facility were partially offset by pricing discipline and restructuring benefit.
Six Months:
A description of the products included in each segment, along with segment financial data, appears in Note C to the Consolidated Condensed Financial Statements on page 11. A summary of segment results is shown in the following tables.

Trade Sales (Dollar amounts in millions)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Change in Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$886.0	$1,032.9	$(146.9)	(14.2)%	(14.2)%
Specialized Products	635.5	641.9	(6.4)	(1.0)	(1.0)
Furniture, Flooring & Textile Products	704.0	760.0	(56.0)	(7.4)	(7.4)
Total	$2,225.5	$2,434.8	$(209.3)	(8.6)%	(8.6)%

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Bedding Products	$(576.1)	$56.3	$(632.4)	(1,123.3)%	(65.0)%	5.5%
Specialized Products	14.2	61.8	(47.6)	(77.0)	2.2	9.6
Furniture, Flooring & Textile Products	14.2	67.2	(53.0)	(78.9)	2.0	8.8
Intersegment eliminations and other	(3.6)	(.3)	(3.3)
Total	$(551.3)	$185.0	$(736.3)	(398.0)%	(24.8)%	7.6%

Depreciation and Amortization (Dollar amounts in millions)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Bedding Products	$28.9	$51.1
Specialized Products	20.4	21.0
Furniture, Flooring & Textile Products	10.8	11.5
Unallocated [2]	5.4	6.5
Total	$65.5	$90.1

1This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months.
2Unallocated consists primarily of depreciation and amortization on non-operating assets.

Bedding Products
Trade sales decreased $147 million, or 14%. Organic sales decreased 14%. Volume decreased 8%, primarily due to demand softness in U.S. and European bedding markets and the loss of a customer in Specialty Foam partially offset by higher trade rod sales. Raw material-related selling price decreases reduced sales 6%.
EBIT decreased $632 million, primarily from a $587 million non-cash goodwill impairment charge, in addition to restructuring costs, lower volume, raw material-related pricing adjustments, increased inventory write-downs/reserves, metal margin compression, and higher bad debt reserves. These decreases were partially offset by lower amortization expense due to the fourth quarter 2023 long-lived asset impairment and gains on sales of idle real estate not associated with the Restructuring Plan.
Specialized Products
Trade sales decreased $6 million, or 1%. Organic sales decreased 1%. Volume was flat with growth in Aerospace offset by declines in Hydraulic Cylinders and Automotive. Currency impact, partially offset by raw material-related price increases, reduced sales 1%.
EBIT decreased $48 million, primarily from a $44 million non-cash goodwill impairment charge in Hydraulic Cylinders, less benefit from a reduction to a contingent purchase price liability associated with a prior year acquisition, and restructuring costs.
Furniture, Flooring & Textile Products
Trade sales decreased $56 million, or 7%. Organic sales decreased 7%. Volume decreased 4% from declines across the segment. Raw material-related selling price decreases reduced sales 3%.
EBIT decreased $53 million, primarily from a $44 million non-cash goodwill impairment charge in Work Furniture, lower volume, and restructuring costs. These decreases were partially offset by pricing discipline and currency benefit.
LIQUIDITY AND CAPITALIZATION
Liquidity
Sources of Cash
Cash on Hand
At June 30, 2024, we had cash and cash equivalents of $307 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations.
If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $17 million. Due to capital requirements in various jurisdictions, approximately $9 million of this cash was inaccessible for repatriation at June 30, 2024. Inaccessible cash balances can fluctuate from quarter to quarter based on the amount of foreign distributable profits available and the variability of our foreign cash balances.
Cash from Operations
The primary source of funds for our short-term cash requirements is our cash generated from operating activities. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the six months ended June 30, 2024 was $88 million, down $119 million from the same period last year, primarily from lower earnings and less working capital improvements versus last year.

We closely monitor our working capital levels and ended the quarter with adjusted working capital at 14.9% of annualized trade sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities, and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed in Cash on Hand above, substantially all of these funds are held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Dollar amounts in millions)	June 30, 2024	December 31, 2023
Current assets	$1,788.6	$1,881.4
Current liabilities	1,167.9	1,262.6
Working capital	620.7	618.8
Cash and cash equivalents	307.0	365.5
Current debt maturities and current portion of operating lease liabilities	358.1	365.3
Adjusted working capital	$671.8	$618.6
Annualized trade sales [1]	$4,514.4	$4,460.4
Working capital as a percent of annualized trade sales	13.7%	13.9%
Adjusted working capital as a percent of annualized trade sales	14.9%	13.9%
1 Annualized trade sales is the respective quarter's trade sales multiplied by 4 (second quarter 2024 and fourth quarter 2023 trade sales were $1,128.6 million and $1,115.1 million, respectively). We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.
Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	June 30, 2024	December 31, 2023	June 30, 2023		June 30, 2024	December 31, 2023	June 30, 2023
Trade Receivables	$593.0	$564.9	$635.9	DSO [1]	48	45	47

Inventories	$755.4	$819.7	$857.8	DIO [2]	73	81	78

Accounts Payable	$521.8	$536.2	$507.4	DPO [3]	50	50	46

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

Trade Receivables - Our trade receivables and DSO increased at June 30, 2024 compared to December 31, 2023 primarily due to sales late in the quarter and timing of collections, partially offset by lower pricing due to deflation. Trade receivables decreased and DSO increased compared to June 30, 2023 from demand softness and lower pricing due to deflation.
We recorded bad debt expense of $8 million during the first six months of 2024. Weak demand and changing market dynamics have created disruption and financial instability for some of our customers, particularly in the Bedding Products segment. A few of these customers began to exhibit slow payment and past-due trends during the first half of 2024. As a result, we increased our reserves for these customers and implemented payment plans where needed. We believe we have established appropriate reserves.
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
Inventories - Our inventories and DIO decreased at June 30, 2024 compared to both December 31, 2023 and June 30, 2023 due to demand softness, efforts to reduce inventories on hand, deflation, and Restructuring Plan impacts.
We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. Inventory write-downs for the first six months of 2024 were $22 million versus $5 million in 2023, primarily due to write-downs on selected products and Restructuring Plan impacts primarily within the Bedding Products segment.
Accounts Payable - Our accounts payable decreased and DPO remained flat compared to December 31, 2023 primarily due to the inventory factors discussed above. Accounts payable and DPO increased compared to June 30, 2023 primarily due to timing of payments. Our payment terms did not change meaningfully since last year, and we have continued to focus on optimizing payment terms with our vendors. We continue to look for ways to establish and maintain favorable payment terms through purchasing synergies and also utilize third-party services that offer flexibility to our vendors, which, in turn, helps us manage our DPO as discussed below.
Accounts Receivable and Accounts Payable Programs - We participate in trade receivables sales programs in combination with certain customers and third-party banking institutions. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $50 and $60 million of trade receivables that were sold and removed from our balance sheets at June 30, 2024 and December 31, 2023, respectively. These sales reduced our quarterly DSO by roughly four and five days at June 30, 2024 and December 31, 2023, respectively. The impact to year-to-date operating cash flow was an approximate decrease of $10 million for the six months ended June 30, 2024.
For accounts payable, we have historically looked for ways to optimize payment terms through utilizing third-party programs that allow our suppliers to be paid earlier at a discount or for a fee. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The primary program allows a supplier to elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. As such, there is no direct impact on our DPO, accounts payable, operating cash flows, or liquidity. The accounts payable settled through the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $100 million at June 30, 2024 and $105 million at December 31, 2023.
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
Mexico Value-Added Taxes (VAT) Recoverable - We are subject to VAT in various jurisdictions. Where we are entitled to a refund of the VAT we have paid, we are required to make a claim for refund from the government authorities. We establish VAT receivables for these claims, but have been experiencing refund delays in Mexico. We believe these are fully collectible. The aggregate of current and long-term balances of Mexico VAT recoverable was $41 million and $48 million at June 30, 2024 and December 31, 2023, respectively. Our recent discussions with the government have resulted in an updated timeline for resolution. As a result, we have classified $12 million as long-term as of June 30, 2024.
Commercial Paper Program
Another source of funds for our short-term cash requirements is our $1.2 billion commercial paper program. As of June 30, 2024, we had $208 million commercial paper outstanding. For more information regarding the borrowing capacity under our commercial paper program, see Commercial Paper Program on page 37.
Credit Facility
Our credit facility is a multi-currency facility providing us the ability, from time to time, to borrow, repay, and re-borrow up to $1.2 billion until the maturity date, at which time our ability to borrow under the facility will terminate. The credit facility matures in September 2026. Currently, there are no borrowings under the credit facility. For more information on our credit facility, see Credit Facility on page 38.
Capital Markets
We also believe that we have the ability to raise debt in the capital markets which acts as a source of funding of long-term cash requirements. Currently, we have $2.0 billion of total debt outstanding. The maturities of the long-term debt range from 2024 through 2051. Our next scheduled maturity of outstanding debt is our $300 million 3.8% Senior Notes due in November 2024, which we expect to predominantly retire with commercial paper. For more information, please see Long-Term Debt (including Current Maturities) on page 38.
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
Capital Expenditures
We are making investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We expect capital expenditures of $110 million in 2024 of which we have spent $41 million as of June 30, 2024. For the periods covered, our employee incentive plans emphasized returns on capital, including capital expenditures and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.

Acquisitions
We seek strategic acquisitions that complement our current products and capabilities.
We did not acquire any businesses in the first six months of 2024. For the full year 2024, we currently expect acquisition activity to be minimal.
Dividends
During the second quarter of 2024, we paid $62 million for the $.46 per share quarterly dividend declared in the first quarter of 2024. In April 2024, we declared a quarterly dividend of $.05 per share, a $.41 or 89% decrease versus second quarter of 2023. The decision to reduce the dividend was made following a thorough evaluation by the Board and our management team. This action will free up capital to accelerate the deleveraging of our balance sheet and solidify our long-held financial strength.
Stock Repurchases
During the second quarter of 2024, there were no material share repurchases and we issued .2 million shares through employee benefit plans. For the first six months of 2024, the Company repurchased .2 million shares of our stock (at an average price of $21.54) and issued 1.0 million shares through employee benefit plans.
We have been authorized by the Board to repurchase up to 10 million shares each calendar year, but we have established no specific repurchase commitment or timetable. The amount of future repurchases is dependent upon price of the stock, the amount of discretionary cash flow generated by the Company, alternative uses for the cash (including debt reduction, organic growth opportunities, and acquisitions) and other factors.
Short-Term and Long-Term Cash Requirements
In addition to the expected uses of cash discussed above, we have various material short-term (12 months or less) and long-term (more than 12 months) cash requirements. There have been no material changes in the second quarter 2024 to our short-term or long-term cash requirements as previously reported in our cash requirements table on page 52 of our Form 10-K filed February 27, 2024. We expect to have adequate liquidity to meet our short-term and long-term cash requirements.

Capitalization
Capitalization Table
This table presents key debt and capitalization statistics for the periods presented:

(Dollar amounts in millions)	June 30, 2024	December 31, 2023
Total debt excluding commercial paper	$1,795.1	$1,801.6
Less: Short-term debt and current maturities of long-term debt	301.0	308.0
Scheduled maturities of long-term debt	1,494.1	1,493.6
Average interest rates [1]	3.8%	3.8%
Average maturities in years [1]	10.1	10.5
Commercial paper [2]	208.0	186.0
Average interest rate on period-end balance outstanding	5.9%	5.6%
Average interest rate during the period (2024-three months; 2023-twelve months)	5.8%	5.2%
Total long-term debt	1,702.1	1,679.6
Deferred income taxes and other liabilities	300.5	358.3
Total equity	668.3	1,334.0
Total capitalization	$2,670.9	$3,371.9
Unused committed credit:
Long-term	$992.0	$1,014.0
Short-term	—	—
Total unused committed credit [2]	$992.0	$1,014.0

Cash and cash equivalents	$307.0	$365.5

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year end 2023 and at the end of the second quarter of 2024, had a total authorized program amount of $1.2 billion. However, our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Commercial Paper Program below and Credit Facility on page 38 for more details about our borrowing capacity at June 30, 2024.

Commercial Paper Program
Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	June 30, 2024	December 31, 2023
Total authorized program	$1,200.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	208.0	186.0
Letters of credit issued under the credit agreement	—	—
Amount limited by restrictive covenants of credit facility [1]	593.9	682.1
Total program available	$398.1	$331.9
1 Our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Credit Facility on page 38 for more details about our borrowing capacity at June 30, 2024.
The average and maximum amounts of commercial paper outstanding during the second quarter of 2024 were $334 million and $361 million, respectively. At quarter end, we had no letters of credit outstanding under the credit facility, but we had issued $52 million of stand-by letters of credit under other bank agreements to take advantage of better pricing.
Over the long-term, and subject to our credit ratings, market conditions, capital needs, and alternative capital market opportunities, we expect to maintain the indebtedness under the commercial paper program by continuously repaying and reissuing the commercial paper notes. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit facility maturing in 2026 discussed below. If our credit ratings are lowered, it could adversely affect our borrowing capacity and our financial arrangements, including access to the commercial paper market, our lending agreements, and supply chain financing arrangements. If we are unable to meet our short-term borrowing needs in the commercial paper market, we may rely more heavily on bank debt to fund short-term working capital needs at higher interest costs.
Credit Facility
Our multi-currency credit facility matures in September 2026. It provides us the ability, from time to time, subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.2 billion.
To provide additional borrowing capacity and financial flexibility, we amended our credit agreement on March 22, 2024, to increase the Leverage Ratio from 3.50 to 1.00 to 4.00 to 1.00. After the amendment, our credit facility contains restrictive covenants which include (a) an amended Leverage Ratio requiring us to maintain, as of the last day of each fiscal quarter, or when we borrow under the credit facility (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters of not greater than 4.00 to 1.00 as of March 31, 2024 through June 30, 2025, and not greater than 3.50 to 1.00 beginning September 30, 2025 through maturity; provided however, subject to certain limitations, if we have made a Material Acquisition in any fiscal quarter after June 30, 2025, at our election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) a limitation of the amount of total secured obligations to 15% of our total consolidated assets; and (c) a limitation on our ability to sell, lease, transfer, or dispose of all, or substantially all, of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization Transaction, products sold in the ordinary course of business and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time. We were in compliance with all of our debt covenants at the end of second quarter 2024 and we expect to maintain compliance in the future. For more information about long-term debt, please see Note I on page 95 of the Notes to Consolidated Financial Statements in our Form 10-K filed February 27, 2024.
Our credit facility serves as back-up for our commercial paper program. At June 30, 2024, we had $208 million commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month Consolidated EBITDA, Unrestricted Cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month Consolidated EBITDA, Unrestricted Cash, and debt levels at June 30, 2024, our borrowing capacity under the credit facility was $398 million. However, this may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our Consolidated EBITDA, Unrestricted Cash, debt levels, and leverage ratio requirements at that time.
Long-Term Debt (including Current Maturities)
We have total debt of $2.0 billion. The maturities of the long-term debt range from 2024 through 2051. Our next scheduled maturity of outstanding debt is our $300 million 3.8% Senior Notes due in November 2024, which we expect to predominantly retire with commercial paper. At current interest rates and commercial paper balances, this would increase our interest costs by approximately $6 million on an annualized basis, but we expect this to be partially offset by lower interest expense as we deleverage. For more details on long-term debt, please refer to Footnote I to our Consolidated Financial Statements on page 95 in our Form 10-K filed February 27, 2024.

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
Critical accounting estimates are those that are: (a) subject to uncertainty and change and (b) of material impact to our financial statements. There were no newly identified critical accounting policies or estimates in the first six months of 2024, and there have been no material changes to our critical accounting policies and estimates as previously disclosed beginning on page 54 in our Form 10-K filed February 27, 2024.
CONTINGENCIES
Litigation
Litigation Contingencies
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded an immaterial aggregate litigation contingency accrual at June 30, 2024 (which does not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of accruals for litigation contingencies are estimated to be $14 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $14 million referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows. Also, we could be subject to future litigation of various types (including, but not limited to, litigation related to employment, intellectual property, environmental, taxation, vehicle-related personal injury, antitrust, climate change, and others) that could negatively impact our financial condition, results of operations, and cash flows. For more information regarding our litigation contingencies, see Item 1 Legal Proceedings on page 44 and Note O Contingencies on page 22 of the Notes to Consolidated Condensed Financial Statements.
Climate Change
Transition Risks
Change in Laws, Policies, and Regulations. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gas (GHG) emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. At June 30, 2024, we had approximately 120 production facilities in 18 countries. We also maintain a fleet of over-the-road tractor trailers that emit GHG. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There are certain transition risks (meaning risks related to the process of reducing our carbon footprint) that could materially affect our business, capital expenditures, compliance costs, results of operations, financial condition, competitive position, and reputation. One of these transition risks is the change in treaties, laws, policies, and regulations that could impose significant operational and compliance burdens. For example, some of our operations are subject to certain governmental actions like the EU “European Green Deal” (which provides for a 55% reduction in net GHG emissions by 2030 (compared to 1990 levels), and no net emissions of GHG by 2050), and the “Paris Agreement” (which is an international treaty on climate change designed to lower GHG emissions).
Other laws that could materially increase our compliance costs are the California Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, as well as the EU Corporate Sustainability Reporting Directive and the EU Carbon Border Adjustment Mechanism. In addition, with respect to our Automotive Group, the EU is moving forward with an effective ban on the sale of new gas-powered automobiles (with the exception of CO2-neutral automobiles) in the EU from 2035 (with interim requirements by 2030), aiming to accelerate the conversion to zero-GHG emission automobiles as part of a broad package to combat global warming. Also, President Biden signed executive orders setting the goal of having zero-emission vehicles account for half of all new U.S. passenger car and light truck sales by 2030 and committing the Federal government to procuring only zero-emission vehicles by 2035. Finally, some states, including California and New York, are also implementing similar provisions. Our automotive products can be sold to manufacturers of either gas-powered or electric-powered vehicles. However, if our customers (who may be subject to any of these or other similarly proposed or newly enacted laws and regulations) incur additional costs to comply with such laws and regulations, which in turn, impact their ability to operate at similar levels in certain jurisdictions, the demand for our products could be adversely affected. Also, overall, there continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. If these laws or regulations (including the SEC’s recently adopted climate-related disclosure rules, if upheld) impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. Non-compliance with climate change treaties, legislative, and regulatory requirements could also negatively impact our reputation. To date, however, we have not experienced a material impact from climate change legislative and regulatory efforts.
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
Physical Climate Change Risks
Direct Physical Effects. The acute and chronic physical effects of climate change, such as severe weather-related events, natural disasters and/or significant changes in climate patterns, could have an increasingly adverse impact on our business and customers. As mentioned above, at June 30, 2024, we had approximately 120 manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2023, our largest customer represented less than 6% of our sales, and our customers were located in approximately 100 countries. Although our diverse geographical manufacturing footprint and our broad geographical customer base mitigate the potential physical risks of any local or regional climate change weather-related event having a material effect on our operations and results, the increased frequency and severity of such weather-related events could pose a risk to our operations and results.
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
In addition, although the cost has not been, and is not expected to be, material to our business, results of operations, and financial condition, severe weather-related incidents have resulted and may, in the future, result in increased costs of our property insurance.
GHG Reduction Strategy
To date, we have not experienced material climate-related compliance costs. However, evaluating opportunities to reduce our carbon footprint, setting goals for carbon reduction, and measuring performance in achieving those goals are part of our sustainability and corporate governance strategy moving forward. We have completed our first GHG emissions inventory covering 2019 through 2022. To ensure our information is complete and accurate, we engaged a third-party limited assurance provider to review all four years. Our emissions inventory includes Scope 1 and Scope 2 carbon dioxide equivalent emissions. We considered the principles and guidance of the GHG Protocol Corporate Accounting and Reporting Standard and GHG Protocol Scope 2 Guidance in preparing our GHG emissions inventory in each of the four years. As of 2022, our total GHG emissions was 18% less than our combined Scope 1 and 2 GHG emissions inventory compared to our baseline year of 2019, which generally correlates with our decrease in production and volume over the same time period.
Our baseline measurement will inform a long-term GHG reduction strategy, including setting reduction targets and other key performance areas. Our key initiatives as we move through 2024, 2025, and into 2026 include: developing our emissions reduction pathways to reduce GHG emissions, undertaking our first Scope 3 emissions inventory, assessing where emission reduction opportunities lie within our value chain, and preparing for and complying with new reporting requirements. As we evaluate our GHG emissions, we recognize the importance of understanding the impact of our emissions across our value chain. We expect to compile a full emissions inventory, including Scope 3, to inform the setting of a science-aligned carbon reduction target. We currently do not have an estimate of the capital expenditures or operating costs that may be required to implement our GHG reduction strategy. While implementing our GHG reduction strategy is expected to require capital investment and increase operational costs, the ultimate impact and associated cost cannot be predicted at this time. For more information regarding our GHG reduction strategy, see our Sustainability Report at www.leggett.com. Our Sustainability Report does not constitute part of this Quarterly Report on Form 10-Q.
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
For more information regarding cybersecurity risks, refer to Information Technology and Cybersecurity Risk Factors on page 51.
Goodwill and Long-Lived Asset Impairment Testing
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At June 30, 2024, goodwill and other intangible assets represented $1.0 billion, or 25% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 28% of total assets.
As discussed in Major Factors that Impact our Business on page 24, we recorded a $675 million non-cash impairment of goodwill in the second quarter of 2024.
In evaluating the potential for impairment of goodwill and other long-lived assets, we make assumptions regarding future operating performance, business trends, and market and economic performance, as well as our future sales and operating margins, growth rates, and discount rates. We are continuing to monitor all factors impacting these reporting units. If actual results or the long-term outlook of any of our reporting units materially differ from the assumptions and estimates used in the goodwill and other long-lived assets valuation calculations, we could incur future impairment charges. These non-cash charges could have a material negative impact on our earnings.
NEW ACCOUNTING STANDARDS
The FASB has issued accounting guidance effective for the current and future periods. See Note A Interim Presentation to the Consolidated Condensed Financial Statements on page 9 for a more complete discussion.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $250.0 million less than carrying value of $1,787.4 million at June 30, 2024 and approximately $175.0 million less than carrying value of $1,786.4 million at December 31, 2023. The fair value of fixed rate debt was based on quoted market prices in an active market. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $1,127.1 million at June 30, 2024 compared to $1,202.1 million at December 31, 2023.
Derivative Financial Instruments
We are subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, we utilize derivative instruments (individually or in combinations) to reduce or eliminate these risks. We seek to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is our policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note A Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 27, 2024 and Note N Derivative Financial Instruments beginning on page 21 of the Notes to Consolidated Condensed Financial Statements and is incorporated by reference into this section.

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
Item 4. Controls and Procedures.
EFFECTIVENESS OF COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES
An evaluation as of June 30, 2024 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of June 30, 2024, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN THE COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The information in Note O Contingencies beginning on page 22 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. Reference is made to Item 3. Legal Proceedings and Note S Contingencies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 27, 2024, and Item 1. Legal Proceedings and Note M Contingencies in the Notes to the Consolidated Condensed Financial Statements in our Form 10-Q filed May 8, 2024.
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
Following certain appeals that were filed with the U.S. Court of International Trade (CIT), some of which remain ongoing, the CIT ruled in favor of the ITC and 2020 Petitioners and sustained the ITC’s unanimous injury decision. On February 15, 2024, one respondent filed an appeal of the CIT's decision to the U.S. Court of Appeals for the Federal Circuit. This appeal is ongoing with no timeline for a decision.
Petition Regarding Indonesia, Bosnia and Herzegovina, Bulgaria, Burma, India, Italy, Kosovo, Mexico, the Philippines, Poland, Slovenia, Spain, and Taiwan. On July 28, 2023, the Company, along with nine other domestic mattress producers, Brooklyn Bedding LLC, Carpenter Company, Corsicana Mattress Company, Future Foam, Inc., FXI, Inc., Kolcraft Enterprises Inc., Serta Simmons Bedding, LLC, Southerland Inc., and Tempur Sealy International, and two labor unions, the International Brotherhood of Teamsters and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO (collectively, 2023 Petitioners), filed petitions with the DOC and the ITC alleging that manufacturers of mattresses in Bosnia and Herzegovina, Bulgaria, Burma, India, Italy, Kosovo, Mexico, the Philippines, Poland, Slovenia, Spain, and Taiwan were unfairly selling their products in the United States at less than fair value and manufacturers of mattresses in Indonesia were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries. The ITC made a preliminary determination of injury on September 11, 2023. On December 26, 2023, the DOC made a negative preliminary determination regarding Indonesian subsidies. The DOC’s preliminary determination on dumping was issued February 26, 2024 and imposed duties on finished mattresses. With respect to Bosnia and Herzegovina, Bulgaria, Burma, Italy, Philippines, Poland, Slovenia, and Taiwan, the DOC’s final determinations were issued on May 9, 2024, and imposed duties ranging from 106.27% to 744.81% on finished mattresses. The ITC’s final determination with respect to those countries was issued on June 11, 2024. With respect to Indonesia, India, Kosovo, Mexico, and Spain, the DOC’s final determinations were issued July 16, 2024, and (excluding Indonesia) imposed duties ranging from 4.61% to 344.70%. Regarding Indonesia, the DOC found that the subsidies were below the de minimis threshold. The order evidencing the ITC’s final determination as to India, Kosovo, Mexico, and Spain is expected in September 2024.

Item 1A. Risk Factors.
Our 2023 Annual Report on Form 10-K filed February 27, 2024, as supplemented by our Form 10-Q filed May 8, 2024, includes a detailed discussion of our risk factors in Item 1A Risk Factors which is incorporated herein by reference. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
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
In the first quarter of 2024, we committed to a restructuring plan, primarily associated with our Bedding Products segment and, to a lesser extent, our Furniture, Flooring & Textile Products segment (the “Restructuring Plan” or “Plan”), which is expected to be substantially complete by the end of 2025. The Plan was expanded in the second quarter of 2024 to include a small restructuring opportunity within the Specialized Products segment. Pursuant to the Plan, we expect to:
•consolidate between 15 and 20 production and distribution facilities (out of 50) in the Bedding Products segment and a small number of production facilities in the Furniture, Flooring & Textile Products segment;
•incur restructuring and restructuring-related costs between $65 and $85 million, of which $40 to $50 million are anticipated to be incurred in 2024 and the remainder in 2025. This includes $30 to $40 million in cash costs, the majority of which are anticipated to be incurred in 2024;
•ultimately realize cost reductions and other impacts that are expected to enhance annualized EBIT by $40 to $50 million when fully implemented in late 2025;
•receive between $60 and $80 million in pretax net cash proceeds from the sale of real estate associated with the Restructuring Plan; and
•experience a reduction in annual sales by approximately $80 million, versus our initial estimate of $100 million.
We have made progress on the Plan and some elements of the Plan are progressing ahead of schedule and exceeding expectations. To date, we have consolidated ten production and distribution facilities in the Bedding Products segment and two production facilities in the Furniture, Flooring & Textile Products segment. We shifted the majority of innerspring volume into our four larger, remaining spring production facilities during the first half of 2024 and completed the transition in early third quarter. We have also substantially completed the downsizing of our Chinese innerspring operation. In Specialty Foam, we have closed one small operation, and two additional facility consolidations are in process. Our Home Furniture restructuring activity is essentially complete, and we expect to complete phase one of our Flooring Products restructuring by the end of the year.
Restructuring and restructuring-related costs for the three and six months ending June 30, 2024 were $11 million ($9 million cash and $2 million non-cash) and $22 million ($16 million cash and $6 million non-cash), respectively. We realized $3 million of EBIT benefit from the Plan in the second quarter and through the first half of 2024, and now expect to realize approximately $10-$15 million of EBIT benefit in 2024, versus our initial estimate of $5-$10 million. In the second quarter and through the first half of 2024, we realized $3 million of sales attrition. We now expect sales attrition in 2024 of approximately $25 million versus our initial estimate of $40 million. Although subject to certain contingencies, in the second half of 2024 we expect to receive proceeds from the sale of real estate associated with the Plan of approximately $17-$25 million, including the sale of one facility that closed in early August 2024 for net proceeds of $17 million (estimated pretax gain of $14 million).
Because of certain risks and uncertainties, the Plan may not achieve its intended outcomes. Our estimates of the number of facilities to be consolidated and the cash and non-cash costs and impairments associated with the Plan may change as our analysis develops and additional information is obtained. Also, we may not be able to implement the Plan in a timely manner that will positively impact our financial condition and results of operations. Moreover, we may not be able to dispose of real estate pursuant to the Plan or obtain the expected proceeds in a timely manner. The Plan may also negatively impact our relationships with employees, customers, and vendors. Finally, because restructuring activities are complex and involve time-consuming processes, substantial demands may be placed on management, which could divert attention from other business priorities or disrupt our daily operations. Any failure to achieve the intended outcomes could materially adversely affect our business, financial condition, results of operations and cash flows, and liquidity.
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
Direct Physical Effects
The acute and chronic physical effects of climate change, such as severe weather-related events, natural disasters, and/or significant changes in climate patterns, could have an increasingly adverse impact on our business and customers. At June 30, 2024, we had approximately 120 manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2023, our largest customer represented less than 6% of our sales, and our customers were located in approximately 100 countries. Although our diverse geographical manufacturing footprint and our broad geographical customer base mitigate the potential physical risks of any local or regional climate change weather-related event having a material effect on our operations and results, the increased frequency and severity of such weather-related events could pose a risk to our operations and results.
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
In addition, although the cost has not been, and is not expected to be, material to our business, results of operations, and financial condition, severe weather-related incidents have resulted and may, in the future, result in increased costs of our property insurance.

Global economic, political, legal, and business factors could adversely impact our business, results of operations, financial condition, and cash flows.
We operate in global markets. Approximately 39% of our sales in 2023 were generated outside the United States. In addition, as of December 31, 2023, we had 50 manufacturing facilities outside the United States, and approximately 31% of our tangible long-lived assets were located outside the United States. Our reliance on international sales and international manufacturing facilities exposes us to a number of risks, including price and currency controls; government embargoes or trade restrictions, including import and export tariffs; extraterritorial effects of U.S. laws such as the Foreign Corrupt Practices Act; expropriation of assets; war, civil uprisings, acts of terror, and riots; political instability; nationalization of private enterprises; hyperinflationary conditions; the necessity of obtaining governmental approval for new and continuing products and operations, currency conversion, or repatriation of assets; legal systems of decrees, laws, taxes, regulations, interpretations, and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; cost and availability of international labor, materials, and shipping channels; and customer loyalty to local companies. Additionally, the growth of new Chinese auto market entrants and increases in Chinese auto exports, particularly to Europe, is driving further market disruption. Europe has responded by introducing new tariffs, but it is to be seen if this will slow the pace of Chinese imports. These Chinese imports may negatively impact the demand for our automotive products. If realized, these factors could result in, among other things, cyberattacks, supply chain or production disruptions, lower consumer demand, compressed profit margins, and foreign exchange rate changes, any of which could materially negatively impact our business, results of operations, financial condition, and cash flows.
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
Independent rating agencies evaluate our credit profile on an ongoing basis and have assigned ratings for our long-term and short-term debt. In August 2023 and January 2024, two of our three credit rating agencies downgraded our credit rating. In February 2024 and June 2024, two of our three credit rating agencies changed our ratings outlook from stable to negative. Although our credit ratings are still investment grade and we still have access to the commercial paper market, these recent downgrades and changes in outlook have resulted in slightly higher interest costs, and could impact marketability. If our credit ratings are lowered, it could adversely affect our borrowing capacity and our financial arrangements, including access to the commercial paper market, our lending agreements, and supply chain financing arrangements. If we are unable to meet our short-term borrowing needs in the commercial paper market, we may rely more heavily on bank debt to fund short-term working capital needs at higher interest costs. Any future downgrades of our credit ratings could also further increase our cost of debt and negatively impact our weighted average cost of capital.
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
We monitor our receivable portfolio closely and make reserve decisions based upon individual customer credit risk reviews, customer payment trends (percentage of current and past due), historical loss experience, and general macroeconomic and industry trends that could impact the expected collectability of all customers or pools of customers with similar risk. We recorded bad debt expense of $8 million during the first six months of 2024. Weak demand and changing market dynamics have created disruption and financial instability for some of our customers, particularly in the Bedding Products segment. A few of these customers began to exhibit slow payment and past-due trends during the first half of 2024. As a result, we increased our reserves for these customers and implemented payment plans where needed. We believe we have established appropriate reserves. As of June 30, 2024, our allowance for doubtful accounts for trade receivables was $18 million. If we are unable to collect receivables on a timely basis, larger provisions for bad debt may be required and may result in a negative impact on our earnings, liquidity, cash flow, and financial condition.
Our goodwill and other long-lived assets have been, and could further be, subject to impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At June 30, 2024, goodwill and other intangible assets represented $1.0 billion, or 25% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 28% of total assets.
We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur, or at least annually. We perform our annual goodwill impairment testing in the second quarter. The 2023 goodwill impairment testing indicated no impairments.
The 2024 annual goodwill impairment testing indicated that fair value had fallen below carrying value for three reporting units, and fair value exceeded carrying value by less than 100% for one reporting unit.
A $675 million non-cash goodwill impairment charge was recorded related to the following reporting units:

Reporting Unit	Segment	Three and Six Months Ended June 30, 2024
Bedding	Bedding Products	$587.2
Work Furniture	Furniture, Flooring & Textile Products	44.5
Hydraulic Cylinders	Specialized Products	43.6
		$675.3
The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the tables on page 15 in Note F to the Consolidated Condensed Financial Statements.
In general, the fair values for our reporting units have decreased versus prior year due to macroeconomic pressures, including low demand, particularly in residential end markets. The fair values of our reporting units are reconciled to our consolidated market capitalization, which decreased due to the significant decline in stock price during the second quarter of 2024. Our closing stock price per share was $26.17 on December 29, 2023, $19.15 on March 28, 2024, and $11.46 on June 28, 2024. We concluded that an impairment existed under generally accepted accounting principles in connection with the preparation and review of our second quarter financial statements filed as part of this quarterly report on Form 10-Q. We do not expect that the impairment charge will result in any cash expenditures.
Units with Impairments
In addition to the decline in our stock price during the second quarter, the reporting units discussed below also had the following factors contributing to the impairments:
Bedding
Domestic bedding manufacturers are facing numerous challenges, including low demand, overcapacity, and increased pressure from finished mattress imports, resulting in financial stress across the industry. The domestic mattress market has changed dramatically in a relatively short time span. The landscape has shifted from a largely domestic OEM-produced innerspring mattress market to one where innerspring, foam, and hybrid mattresses are sold at a wide range of price points through a variety of channels and produced by a mix of fewer large domestic OEMs, domestic private label producers, and import manufacturers. These changing market dynamics and weak demand have created disruption and financial instability with some of our customers.
The Bedding reporting unit's fair value exceeded carrying value by 40% at our second quarter 2023 testing date. Late in the fourth quarter of 2023 we concluded we had a triggering event after certain of our Elite Comfort Solutions and Kayfoam customers notified us of efforts to improve their financial position by moving their business to or exploring alternative suppliers. We expected that these customer efforts would reduce our future cash flows. Accordingly, we performed a goodwill impairment test, which indicated no goodwill impairments. However, the estimated fair value of this reporting unit had decreased and fair value in excess of carrying value had dropped to 19%.
Work Furniture
Work Furniture demand for both contract and residential end-use products has remained at sustained low levels. Fair value exceeded carrying value by 74% at our second quarter 2023 testing date.
Hydraulic Cylinders
The Hydraulic Cylinders reporting unit's fair value at our second quarter 2023 testing date exceeded carrying value by 18%. Fair value approximated carrying value primarily due to an August 2022 acquisition that is experiencing operational inefficiencies.
Units with No Impairments, but Fair Value Exceeded Carrying Value by Less than 100%
Aerospace Products
The Aerospace Products reporting unit did not incur impairment charges, but fair value exceeded carrying value by less than 100% at both testing dates. The fair value of this reporting unit exceeded its carrying value by 21% at our second quarter 2024 testing date as compared to 44% in 2023. Aerospace’s long-term forecasts continue to reflect demand improvements as industry recovery continues. Current demand is now similar to pre-pandemic levels.
In evaluating the potential for impairment of goodwill and other long-lived assets, we make assumptions regarding future operating performance, business trends, and market and economic performance, as well as our future sales and operating margins, growth rates, and discount rates. We are continuing to monitor all factors impacting these reporting units. If actual results or the long-term outlook of any of our reporting units materially differ from the assumptions and estimates used in the goodwill and other long-lived assets valuation calculations, we could incur future impairment charges. These non-cash charges could have a material negative impact on our earnings.
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
Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. As of June 30, 2024, we had $157 million of deferred tax assets ($174 million less a $17 million valuation allowance). After netting of deferred tax liabilities, the net amount presented within Sundry assets on our Consolidated Condensed Balance Sheets is $20 million. It is possible the amount and source of our taxable income could materially change in the future. Particularly, our mix of earnings by taxing jurisdiction may materially change in that we may have more or less taxable income generated in North America, Europe, or Asia as compared to prior years. This change may impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.
MARKET RISK FACTORS
Unfair competition could adversely affect our market share, sales, profit margins, and earnings.
We produce innersprings for mattresses that are sold to bedding manufacturers. We produce steel wire rod for consumption by our wire mills (primarily to produce innersprings) and to sell to third parties. We also produce and sell finished mattresses.
In response to petitions filed with the U.S. Department of Commerce (DOC) and the International Trade Commission (ITC) generally alleging that innersprings, steel wire rod, and mattresses were being unfairly sold in the United States by certain foreign manufacturers at less than fair value (dumping) and that certain foreign manufacturers of steel wire rod and mattresses were unfairly benefiting from subsidies, certain antidumping and/or countervailing duties have been imposed on the imports of such products, while other determinations are pending. Some antidumping and countervailing duties orders are subject to ongoing appeal. Some orders are set to expire in the upcoming months, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the orders for an additional five years. If any of the pending determinations are negative, our market share, sales, profit margins, and earnings could be adversely affected. If any of the existing or future antidumping and countervailing duties are overturned on appeal, or not extended beyond their current terms and dumping and/or subsidization recurs, or manufacturers in the subject countries circumvent the existing duties through transshipment in other jurisdictions or otherwise, our market share, sales, profit margins, and earnings could be adversely affected.
For more information on antidumping and/or countervailing duties regarding innersprings, steel wire rod and mattresses, please refer to the Competition section on page 39 in the Management's Discussion and

Analysis of Financial Conditions and Results of Operations in the Company's Form 10-K filed February 27, 2024, and Item 1 Legal Proceedings on page 44 of this Form 10-Q.
We are exposed to foreign currency exchange rate risk which may negatively impact our competitiveness, profit margins, and earnings.
International sales have represented a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2023, 39% of our sales were generated by international operations, primarily in Europe, China, Canada, and Mexico. We expect that a significant amount of our sales will continue to come from outside the United States in the future. As of December 31, 2023, 50 of our manufacturing facilities were located outside the United States. We are also exposed to currency exchange rate fluctuations by our purchase of raw materials and component parts from suppliers in multiple countries. We experience currency-related gains and losses where sales or purchases are denominated in currencies other than the functional currency. We have balance sheet, cash flow, and net investment risk associated with foreign currency exchange rates. If the applicable foreign currency exchange rates devalue the currency we receive for the sale of our products, or the currency we use to purchase raw materials or component parts from our suppliers, it may have a material adverse effect on our competitiveness, profit margins, and earnings.
For more information regarding currency exchange rate risk, please refer to Note N on page 21 of the Notes to Consolidated Condensed Financial Statements.
Higher interest rates have affected, and could continue to affect, our interest expense and make it more costly to refinance our long-term debt.
We borrow money by issuing commercial paper with maturities of less than 270 days. We also have issued long-term senior notes with fixed interest rates. As of June 30, 2024, we had $2.0 billion of debt outstanding. Our next scheduled maturity of outstanding debt is our $300 million 3.8% Senior Notes due in November 2024, which we expect to predominantly retire with commercial paper. Interest rates on short-term borrowing have risen significantly, which has contributed to an increase in interest expense. Further increases in interest rates could continue to negatively impact our interest expense, and make it more costly to refinance our outstanding senior notes.
INFORMATION TECHNOLOGY AND CYBERSECURITY RISK FACTORS
Information technology failures, cybersecurity incidents, or new technology disruptions could have a material adverse effect on our operations.
We have approximately 120 production facilities in 18 countries, primarily located in North America, Europe, and Asia. We rely on information systems to obtain, process, analyze, and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process, and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. We also manage our production processes with certain industrial control systems. Consequently, we are subject to cybersecurity risk. We also have risk associated with the network connectivity and systems for consolidated reporting. Technology failures or security breaches of a new or existing infrastructure, including our industrial control systems, could impede normal operations, create system disruptions, or create unauthorized disclosure or alteration of confidential information.
From time to time, we have experienced immaterial cybersecurity threats and incidents. When these threats and incidents occur, we have taken appropriate remediation steps and, through investigation, determined that the threats or incidents did not have a material effect on our business, results of operations, or financial results. Although we are not aware of any material cybersecurity incidents, because of past immaterial cybersecurity threats and what we have learned in responding to those threats, we have improved cybersecurity efforts, including expansion of resources. In 2024, we expect to spend roughly $9 million in maintaining and enhancing our cybersecurity protection efforts.
Cybersecurity alerts are monitored by our security operations center. When a cybersecurity alert meets certain categorized thresholds, as determined by our Cybersecurity Incident Response Plan, we follow an escalation review process which can result in our Chief Information Security Officer (CISO) forwarding the alert to the crisis response team consisting of our CEO, CFO, Chief Human Resources Officer, Chief Information Officer, and General Counsel. Our CISO and the Crisis Response Team, pursuant to guidance from our CISO, assess and manage our response to cybersecurity threats and incidents. Our CISO follows a risk-based escalation process to notify our General Counsel of certain cybersecurity threats and incidents, and our General Counsel analyzes our obligation to report any incident publicly. If the General Counsel determines disclosure is warranted, she reports this conclusion to the CISO, the Crisis Response Team, and the Company's Public Disclosure Committee for consideration and disclosure. In addition, our CISO (or CFO when warranted) reports cybersecurity activity to the Board of Directors quarterly, with procedures in place for interim reporting, if necessary. Our full Board has oversight of our cybersecurity process.
Our cybersecurity program is based on industry-recognized frameworks and takes a multifaceted approach to protecting our network, systems, and data, including personal information. We deploy a wide range of protective security technologies and tools, including, but not limited to, encryption, firewalls, endpoint detection and response, security information and event management, 24/7 security operations center, multi-factor authentication, and threat intelligence feeds.
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
Governments around the world have adopted legislative and regulatory rules concerning the collection and use of personal data. As a multinational company with employee personal data and business contact information from individuals in many countries, we are subject to many different data protection laws, including federal and state-specific laws in the U.S., and the laws of other jurisdictions in which we operate, such as those in Europe, China, India, and Brazil. For example, the European Union (EU) General Data Protection Regulation

(GDPR), Switzerland new Federal Act on Data Protection (nFADP), and United Kingdom (UK) GDPR apply to our operations that collect or process personal data of EU, Swiss, and UK individuals, respectively. If our operations are found to violate these broad-ranging European laws, we may incur substantial fines, face reputational harm, and be required to change our business practices, any of which could have an adverse effect on our business.
As a U.S. company, the ability to manage aspects of our operation and workforce centrally and the ability to make decisions based on complete and accurate global data are important and require the ability to transfer and access personal data. The adequacy of the laws of the data-importing country are of increasing importance under various international laws. The validity of data transfer mechanisms remains subject to legal, regulatory, and political developments in many countries and could have an adverse impact on our ability to process and transfer personal data. This may inhibit our ability to transfer our employee personal data from our other operations, such as in Europe, China, and Brazil, to our headquarters in the U.S. or elsewhere, making it much more difficult to effectively manage our global human capital. These evolving privacy and data protection requirements create uncertainty and added compliance obligations that could harm our business, reputation, financial condition, and operating results.
Environmental regulatory compliance costs, additional potential related liabilities and climate change transition risks, including new treaties, laws, and regulations, could negatively impact our business, capital expenditures, compliance costs, results of operations, financial condition, competitive position, and reputation.
Increased focus by the U.S. and other governmental authorities on climate change and other environmental matters has led to enhanced regulation in these areas, which is expected to result in increased compliance costs and could subject us to potential liabilities. The extent of these costs and risks is difficult to predict and will depend, in large part, on the extent of final regulations and the ways in which those regulations are enforced.
We have approximately 120 manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. Most of our facilities are engaged in manufacturing processes that produce GHG emissions, including carbon dioxide. We also maintain a fleet of over-the-road tractor trailers that emit GHG emissions when providing freight services to many of our U.S.-based manufacturing locations. There are certain transition risks (meaning risks related to the process of reducing our carbon footprint) that could materially affect our business, capital expenditures, compliance costs, results of operations, financial condition, competitive position, and reputation. One of these transition risks is the change in treaties, laws, policies, and regulations that could impose significant operational and compliance burdens. For example, some of our operations are subject to certain governmental actions like the EU “European Green Deal” (which provides for a 55% reduction in net GHG emissions by 2030 (compared to 1990 levels), and no net emissions of GHG by 2050), and the “Paris Agreement” (which is an international treaty on climate change designed to lower GHG emissions).
Other laws that could materially increase our compliance costs are the California Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, as well as the EU Corporate Sustainability Reporting Directive and the EU Carbon Border Adjustment Mechanism. In addition, with respect to our Automotive Group, the EU is moving forward with an effective ban on the sale of new gas-powered automobiles (with the exception of CO2-neutral automobiles) in the EU from 2035 (with interim requirements by 2030), aiming to accelerate the conversion to zero-GHG emission automobiles as part of a broad package to combat global warming. Also, President Biden signed executive orders setting the goal of having zero-emission vehicles account for half of all new U.S. passenger car and light truck sales by 2030 and committing the Federal government to procuring only zero-emission vehicles by 2035. Finally, some states, including California and New York, are also implementing similar provisions. Our automotive products can be sold to manufacturers of either gas-powered or electric-powered vehicles. However, if our customers (who may be subject to any of these or other similarly proposed or newly enacted laws and regulations) incur additional costs to comply with such laws and regulations, which in turn, impact their ability to operate at similar levels in certain jurisdictions, the demand for our products could be adversely affected.
In addition, overall, there continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. If these laws or regulations (including the SEC's recently adopted climate-related disclosure rules, if upheld) impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. Non-compliance with climate change treaties or legislative and regulatory requirements could also lead to significant fines and penalties and negatively impact our reputation. To date, we have not experienced a material impact from climate change legislative and regulatory efforts. Further, we currently do not have an estimate of the capital expenditures or operating and administrative costs that may be required to implement our GHG reduction strategy or comply with regulatory requirements, but these items are expected to require capital investment and increase costs. The ultimate impact and associated cost of these legislative and regulatory developments and implementing our GHG reduction strategy cannot be predicted at this time.
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
We are subject to value-added taxes (VAT) in various foreign jurisdictions. Where we are entitled to a refund of the VAT we have paid, we are required to make a claim for refund from the government authorities. We establish VAT receivables for these claims, but have been experiencing refund delays in Mexico. As of June 30, 2024, we had outstanding VAT refund claims with the Mexican government of $41 million. Although we believe the amounts we have claimed are fully collectable, continued government actions in Mexico, including audits of the amounts we have requested, could either further delay the receipt of our refunds, or cause us to settle for a lesser amount than the VAT receivable we have recorded. These actions could adversely impact our future cash flows and/or pretax earnings.
LITIGATION RISK FACTORS
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded an immaterial aggregate litigation contingency accrual at June 30, 2024. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies are estimated to be $14 million. If our assumptions or analyses regarding any of our contingencies are incorrect, if facts and circumstances change, or if future litigation arises, we could realize losses in excess of the recorded accruals (and in excess of the $14 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see Item 1 Legal Proceedings on page 44 and Note O Contingencies on page 22 of the Notes to Consolidated Condensed Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1,2]	Average Price Paid per Share [1,2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [3]
April 2024	—	$—	—	10,000,000
May 2024	23,800	$11.48	—	10,000,000
June 2024	3,850	$12.20	—	10,000,000
Total	27,650	$11.58	—

1    This column does not include shares withheld for taxes on stock unit conversions, as well as forfeitures of stock units, all of which totaled 15,311 shares in the second quarter of 2024. The average price paid per share for these shares was $15.63.
2    This column consists of shares purchased in open market transactions by certain executive officers of the Company who may be deemed to be affiliated purchasers under Rule 10b-18(a)(3) of the Securities Exchange Act of 1934. The shares were not purchased as part of a publicly announced plan or program.
3    On August 7, 2024, the Board authorized the Company to repurchase up to 10 million shares each calendar year. This standing authorization is being first announced in this report on Form 10-Q and will remain in force until repealed by the Board of Directors. This standing Board authorization replaced the prior Board authorization adopted in 2022, which provided the same repurchase authority to the Company with only minor administrative differences. We substantively have had the same share repurchase authority since 2004, and this authority includes the 2024 calendar year. No specific repurchase schedule has been established. The authority does not obligate the Company to purchase a minimum number of shares.
Item 5. Other Information.
DIRECTOR AND OFFICER TRADING ARRANGEMENTS
During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.
        EXHIBIT INDEX

Exhibit No.	Description
3.1
Restated Articles of Incorporation of the Company as of May 13, 1987, with Amendments dated May 12, 1993 and May 20, 1999; filed March 11, 2004 as Exhibit 3.1 to the Company’s Form 10-K, are incorporated herein by reference.

3.2	Bylaws of the Company as amended through February 22, 2023, filed February 23, 2023 as Exhibit 3.2.1 to the Company’s Form 8-K, are incorporated herein by reference.
10.1	The Company’s Flexible Stock Plan, amended and restated, effective as of May 8, 2024, filed March 28, 2024 as an Appendix to the Company’s Proxy Statement, is incorporated herein by reference.
10.2
2024 Interim Performance Stock Unit Award Agreement between the Company and Karl G. Glassman pursuant to the Company’s Flexible Stock Plan, filed May 21, 2024 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated herein by reference.

10.3	Severance Benefit Agreement between the Company and Karl G. Glassman, dated May 20, 2024, filed May 21, 2024 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated herein by reference.
10.4	Time Sharing Agreement between the Company and Karl G. Glassman, dated May 20, 2024, filed May 21, 2024 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated herein by reference.
10.5	Transition and Consulting Agreement between the Company and J. Mitchell Dolloff, dated May 20, 2024, filed May 21, 2024 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated herein by reference.
10.6*	Summary Sheet of Executive Cash Compensation
31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2024
31.2*	Certification of Benjamin M. Burns, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2024
32.1**	Certification of Karl G. Glassman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2024
32.2**	Certification of Benjamin M. Burns, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2024
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*,***	Inline XBRL Taxonomy Extension Schema
101.CAL*,***	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*,***	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*,***	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*,***	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes filed herewith.
**	Denotes furnished herewith.
***
Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets at June 30, 2024 and December 31, 2023; (ii) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2024 and June 30, 2023; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and June 30, 2023; (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2024 and June 30, 2023; (v) Consolidated Condensed Statements of Changes in Equity for the three and six months ended June 30, 2024 and June 30, 2023; and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: August 7, 2024	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman President and Chief Executive Officer

DATE: August 7, 2024	By:	/s/ BENJAMIN M. BURNS
Benjamin M. Burns Executive Vice President and Chief Financial Officer