Form 10-Q
period 2024-09-30
LEGGETT & PLATT INC
filed 2024-11-07
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of November 1, 2024: 134,294,816

LEGGETT & PLATT, INCORPORATED—10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2024

Forward-Looking Statements
This report may contain “forward-looking” statements including, but not limited to: projections of our revenue, income, earnings, capital expenditures, dividends, product demand, capital structure, cash flows, interest costs, the payment of cash dividends, metal margins, cash repatriation, tax impacts, effective tax rate, maintenance of commercial paper indebtedness, litigation expense, acquisition or disposition activity, collectability of receivables, ability to issue debt in the capital markets, cybersecurity protections and costs, future cash expenditures, realization of pricing change impacts, antidumping determinations, amortization expense, source of funds to retire notes, uses of cash, our technological competitiveness, compiling a GHG emissions inventory, geography of sales origination, hedge accounting treatment, unauthorized use of artificial intelligence, industry demand projections, impact of accounts receivable and payable programs, cost of property insurance, access to liquidity, compliance with debt covenants, raw material and parts availability and pricing, supply chain disruptions, labor, raw material and part shortages, inventory levels, climate-related targets and costs, goodwill or other asset impairment; possible plans, goals, objectives, prospects, strategies, or trends concerning future operations; statements concerning future economic performance; items related to the restructuring plan (the “Restructuring Plan” or “Plan”) such as estimates of the amounts, types, and timing of facility closures, restructuring-related costs (cash and non-cash including inventory obsolescence) and impairment charges, sales reduction, proceeds from the sale of facilities, and EBIT benefit; and the underlying assumptions relating to forward-looking statements. These statements are identified by the context in which they appear or words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” or the like. All forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described herein. Any forward-looking statement reflects only the beliefs of Leggett & Platt at the time the statement is made, and is subject to risks, uncertainties, and developments, which might cause actual events or results to differ materially from those envisioned in any forward-looking statement. Moreover, we do not have, and do not undertake, any duty to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement was made. Forward-looking statements should not be relied upon as a prediction of actual future events, objectives, strategies, trends, or results.
Readers should review Item 1A Risk Factors in our Form 10-K filed February 27, 2024 and in this Form 10-Q for a description of factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties, and developments which may cause actual events or results to differ materially from forward-looking statements. However, some of these risks and uncertainties include:
•our Restructuring Plan cost estimates may change; our ability to implement the Plan or sell real estate and obtain expected proceeds in a timely manner; the impact on relationships with employees, customers, and vendors; and other restructuring, impairment, and related costs in addition to the Plan;
•delays and non-delivery of raw materials, parts, and finished products in our supply chain from fire, explosion, terrorism, geopolitical conflicts, government action, labor strikes (including the U.S. and Canadian longshoremen strikes), delivery port shutdowns, trade tensions, trucking constraints, pandemics, vendor quality issues, and non-compliance with laws;
•our product demand, growth rates and reduced opportunities in the industries in which we participate;
•consumer confidence, housing turnover, employment levels, interest rates, and trends in capital spending;
•the loss of business with customers;
•impairment of goodwill and long-lived assets;
•our ability to manage working capital;
•our ability to borrow under our credit facility and comply with restrictive covenants;
•our ability to simplify our portfolio through our strategic review;
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
•our ability to access the commercial paper market and debt markets and increased borrowing costs due to credit rating changes;
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
•litigation risks including antitrust, intellectual property, personal injury, contract disputes, product liability and warranty, taxation, patent, climate change, environmental, and workers’ compensation;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Balance Sheets
(Unaudited)

(Amounts in millions)	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$277.2	$365.5
Trade receivables, net	583.9	564.9
Other receivables, net	54.2	72.4
Inventories	754.4	819.7
Prepaid expenses and other current assets	64.8	58.9
Total current assets	1,734.5	1,881.4
Property, Plant and Equipment—at cost
Machinery and equipment	1,485.0	1,488.3
Buildings and other	807.9	820.3
Land	39.6	42.8
Total property, plant and equipment	2,332.5	2,351.4
Less accumulated depreciation	1,583.6	1,570.2
Net property, plant and equipment	748.9	781.2
Other Assets
Goodwill	814.7	1,489.8
Other intangibles, net	151.4	167.5
Operating lease right-of-use assets	188.2	193.2
Sundry	142.4	121.4
Total other assets	1,296.7	1,971.9
TOTAL ASSETS	$3,780.1	$4,634.5
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current maturities of long-term debt	$301.1	$308.0
Current portion of operating lease liabilities	53.7	57.3
Accounts payable	516.0	536.2
Accrued expenses	249.3	256.8
Other current liabilities	51.6	104.3
Total current liabilities	1,171.7	1,262.6
Long-term Liabilities
Long-term debt	1,578.2	1,679.6
Operating lease liabilities	143.3	150.5
Other long-term liabilities	90.1	106.6
Deferred income taxes	55.0	101.2
Total long-term liabilities	1,866.6	2,037.9
Commitments and Contingencies
Equity
Common stock	2.0	2.0
Additional contributed capital	570.8	575.8
Retained earnings	2,057.3	2,661.1
Accumulated other comprehensive loss	(54.2)	(43.7)
Treasury stock	(1,834.9)	(1,861.9)
Total Leggett & Platt, Inc. equity	741.0	1,333.3
Noncontrolling interest	.8	.7
Total equity	741.8	1,334.0
TOTAL LIABILITIES AND EQUITY	$3,780.1	$4,634.5
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions, except per share data)	2024	2023	2024	2023
Net trade sales	$3,327.2	$3,610.2	$1,101.7	$1,175.4
Cost of goods sold	2,753.7	2,956.2	901.1	961.1
Gross profit	573.5	654.0	200.6	214.3
Selling and administrative expenses	384.4	344.3	127.0	109.1
Amortization of intangibles	16.8	51.6	7.2	17.9
Impairments	678.5	—	.6	—
Net gain on disposal of assets	(31.1)	(9.1)	(14.1)	(5.5)
Other (income) expense, net	(1.5)	(9.2)	2.2	1.4
Earnings (loss) before interest and income taxes	(473.6)	276.4	77.7	91.4
Interest expense	65.0	67.2	21.0	22.0
Interest income	4.4	3.7	1.0	1.5
Earnings (loss) before income taxes	(534.2)	212.9	57.7	70.9
Income taxes	(8.6)	52.3	12.8	18.0
Net earnings (loss)	(525.6)	160.6	44.9	52.9
(Earnings) attributable to noncontrolling interest, net of tax	(.1)	(.1)	—	(.1)
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$(525.7)	$160.5	$44.9	$52.8

Net earnings (loss) per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$(3.83)	$1.18	$.33	$.39
Diluted	$(3.83)	$1.18	$.33	$.39

Weighted average shares outstanding
Basic	137.2	136.2	137.4	136.4
Diluted	137.2	136.5	138.0	136.8
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions)	2024	2023	2024	2023
Net earnings (loss)	$(525.6)	$160.6	$44.9	$52.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7.9)	(3.3)	33.0	(26.2)
Cash flow hedges	(2.9)	(.5)	—	(2.2)
Defined benefit pension plans	.3	.6	(.1)	.3
Other comprehensive income (loss), net of tax	(10.5)	(3.2)	32.9	(28.1)
Comprehensive income (loss)	(536.1)	157.4	77.8	24.8
Add: comprehensive income attributable to noncontrolling interest	(.1)	(.1)	(.1)	(.2)
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$(536.2)	$157.3	$77.7	$24.6
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2024	2023
Operating Activities
Net earnings (loss)	$(525.6)	$160.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	83.8	81.2
Amortization of intangibles and supply agreements	18.1	53.9
Long-lived asset impairment	3.2	—
Goodwill impairment	675.3	—
Increase (decrease) in provision for losses on accounts and notes receivable	8.5	(6.0)
Write-down of inventories	25.3	4.9
Net gain from disposal of assets	(31.1)	(9.1)
Deferred income tax benefit	(55.3)	(17.3)
Stock-based compensation	22.2	21.7
Other, net	(11.9)	8.9
Changes in working capital, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(13.9)	(23.3)
Inventories	40.5	66.5
Other current assets	(4.8)	(6.0)
Accounts payable	(20.8)	19.4
Accrued expenses and other current liabilities	(30.1)	(4.3)
Net Cash Provided by Operating Activities	183.4	351.1
Investing Activities
Additions to property, plant and equipment	(59.8)	(90.4)
Proceeds from disposals of assets	40.6	13.2
Other, net	.4	(.2)
Net Cash Used for Investing Activities	(18.8)	(77.4)
Financing Activities
Additions to long-term debt	—	.7
Payments on long-term debt	(.1)	(1.1)
Change in commercial paper and short-term debt	(110.2)	(121.3)
Dividends paid	(129.7)	(178.1)
Purchases of common stock	(4.5)	(5.5)
Other, net	(2.1)	(5.5)
Net Cash Used for Financing Activities	(246.6)	(310.8)
Effect of Exchange Rate Changes on Cash	(6.3)	(5.5)
Decrease in Cash and Cash Equivalents	(88.3)	(42.6)
Cash and Cash Equivalents—January 1,	365.5	316.5
Cash and Cash Equivalents—September 30,	$277.2	$273.9
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
Beginning balance, July 1, 2024	$573.8	$2,019.3	$(87.0)	$(1,838.5)	$.7	$668.3
Net earnings (loss)	—	44.9	—	—	—	44.9
Dividends declared (See Note D)	.1	(6.9)	—	—	—	(6.8)
Treasury stock purchased	—	—	—	(.2)	—	(.2)
Treasury stock issued	(2.9)	—	—	3.8	—	.9
Other comprehensive income (loss), net of tax (See Note L)	—	—	32.8	—	.1	32.9
Stock-based compensation transactions, net of tax	1.8	—	—	—	—	1.8
Ending balance, September 30, 2024	$572.8	$2,057.3	$(54.2)	$(1,834.9)	$.8	$741.8

	Three Months Ended September 30, 2023
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
Beginning balance, July 1, 2023	$572.2	$3,031.2	$(68.5)	$(1,866.9)	$.6	$1,668.6
Net earnings (loss)	—	52.8	—	—	.1	52.9
Dividends declared (See Note D)	1.4	(62.7)	—	—	—	(61.3)
Treasury stock purchased	—	—	—	(.6)	—	(.6)
Treasury stock issued	(1.4)	—	—	2.6	—	1.2
Other comprehensive income (loss), net of tax (See Note L)	—	—	(28.2)	—	.1	(28.1)
Stock-based compensation transactions, net of tax	3.2	—	—	—	—	3.2
Ending balance, September 30, 2023	$575.4	$3,021.3	$(96.7)	$(1,864.9)	$.8	$1,635.9

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Changes in Equity—(Continued)
(Unaudited)

	Nine Months Ended September 30, 2024
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
Beginning balance, January 1, 2024	$577.8	$2,661.1	$(43.7)	$(1,861.9)	$.7	$1,334.0
Net earnings (loss)	—	(525.7)	—	—	.1	(525.6)
Dividends declared (See Note D)	3.1	(78.1)	—	—	—	(75.0)
Treasury stock purchased	—	—	—	(4.5)	—	(4.5)
Treasury stock issued	(27.4)	—	—	31.5	—	4.1
Other comprehensive income (loss), net of tax (See Note L)	—	—	(10.5)	—	—	(10.5)
Stock-based compensation transactions, net of tax	19.3	—	—	—	—	19.3
Ending balance, September 30, 2024	$572.8	$2,057.3	$(54.2)	$(1,834.9)	$.8	$741.8

	Nine Months Ended September 30, 2023
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
Beginning balance, January 1, 2023	$570.5	$3,046.0	$(93.5)	$(1,882.3)	$.7	$1,641.4
Net earnings (loss)	—	160.5	—	—	.1	160.6
Dividends declared (See Note D)	4.2	(185.2)	—	—	—	(181.0)
Treasury stock purchased	—	—		(5.9)	—	(5.9)
Treasury stock issued	(18.7)	—	—	23.3	—	4.6
Other comprehensive income (loss), net of tax (See Note L)	—	—	(3.2)	—	—	(3.2)
Stock-based compensation transactions, net of tax	19.4	—	—	—	—	19.4
Ending balance, September 30, 2023	$575.4	$3,021.3	$(96.7)	$(1,864.9)	$.8	$1,635.9
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
Accounts Receivable and Accounts Payable Programs
We participate in trade receivables sales programs in combination with third-party banking institutions and certain customers. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $45.0 and $60.0 of trade receivables that were sold and removed from our balance sheets at September 30, 2024 and December 31, 2023, respectively.
We sometimes utilize third-party programs that allow our suppliers to be paid earlier at a discount or for a fee. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. A supplier can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The accounts payable associated with the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $100.0 at September 30, 2024 and $105.0 at December 31, 2023, respectively.
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
•ASU 2024-03 "Income Statement (Subtopic 220-40)—Reporting Comprehensive Income—Expense Disaggregation Disclosures": This ASU requires disaggregated disclosures for specific categories such as inventory purchases, employee compensation, depreciation, and amortization, as well as other qualitative descriptions.
This guidance will be effective for annual periods beginning January 1, 2027, and interim periods beginning January 1, 2028. We are currently evaluating the impact of adopting this guidance.
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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Bedding Products
Bedding Group	$1,331.5	$1,516.2	$445.5	$483.3

Specialized Products
Automotive Group	629.5	657.5	204.6	223.7
Aerospace Products Group	138.0	113.9	44.9	37.9
Hydraulic Cylinders Group	167.9	189.9	50.4	57.8
	935.4	961.3	299.9	319.4

Furniture, Flooring & Textile Products
Home Furniture Group	207.5	226.8	65.6	72.4
Work Furniture Group	207.2	205.0	67.9	65.2
Flooring & Textile Products Group	645.6	700.9	222.8	235.1
	1,060.3	1,132.7	356.3	372.7
	$3,327.2	$3,610.2	$1,101.7	$1,175.4

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

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
A summary of segment results is shown in the following tables:

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Three Months Ended September 30, 2024
Bedding Products [2]	$445.5	$6.1	$451.6	$25.5	$14.8
Specialized Products	299.9	1.5	301.4	24.8	11.0
Furniture, Flooring & Textile Products	356.3	2.1	358.4	27.4	5.4
Intersegment eliminations and other [3]				—	5.2
	$1,101.7	$9.7	$1,111.4	$77.7	$36.4
Three Months Ended September 30, 2023
Bedding Products	$483.3	$7.4	$490.7	$31.1	$26.2
Specialized Products	319.4	.3	319.7	31.2	10.7
Furniture, Flooring & Textile Products	372.7	2.8	375.5	29.5	5.5
Intersegment eliminations and other [3]				(.4)	2.6
	$1,175.4	$10.5	$1,185.9	$91.4	$45.0

	Trade [1] Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Nine Months Ended September 30, 2024
Bedding Products [2,4]	$1,331.5	$19.0	$1,350.5	$(550.6)	$43.7
Specialized Products [4]	935.4	3.2	938.6	39.0	31.4
Furniture, Flooring & Textile Products [4]	1,060.3	7.6	1,067.9	41.6	16.2
Intersegment eliminations and other [3]				(3.6)	10.6
	$3,327.2	$29.8	$3,357.0	$(473.6)	$101.9
Nine Months Ended September 30, 2023
Bedding Products	$1,516.2	$25.5	$1,541.7	$87.4	$77.3
Specialized Products	961.3	1.2	962.5	93.0	31.7
Furniture, Flooring & Textile Products	1,132.7	9.3	1,142.0	96.7	17.0
Intersegment eliminations and other [3]				(.7)	9.1
	$3,610.2	$36.0	$3,646.2	$276.4	$135.1
1 See Note B for revenue by product family.
2 The lower amortization expense in the three and nine months ended September 30, 2024 is due to the fourth quarter 2023 long-lived asset impairment.
3 Depreciation and Amortization: Other relates to non-operating assets (assets not included in segment assets) and is allocated to segment EBIT as discussed above.
4 EBIT for the nine months ended September 30, 2024 includes $675.3 of goodwill impairments as discussed in Note F.

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

Average Assets by Segment	September 30, 2024	December 31, 2023
Bedding Products	$755.8	$815.2
Specialized Products	399.4	398.6
Furniture, Flooring & Textile Products	354.4	390.3
Average current liabilities included in segment numbers above	688.3	736.1
Unallocated assets [1]	1,608.6	2,403.2
Difference between average assets and period-end balance sheet	(26.4)	(108.9)
Total assets	$3,780.1	$4,634.5
1 Unallocated assets consist primarily of goodwill, other intangibles, cash, and deferred tax assets. The September 30, 2024 unallocated assets reflects the $675.3 goodwill impairment as discussed in Note F.
D—Earnings (Loss) Per Share (EPS)
Basic and diluted earnings (loss) per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Net earnings (loss)
Net earnings (loss)	$(525.6)	$160.6	$44.9	$52.9
Earnings attributable to noncontrolling interest, net of tax	(.1)	(.1)	—	(.1)
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$(525.7)	$160.5	$44.9	$52.8

Weighted average number of shares (in millions)
Weighted average number of common shares used in basic EPS	137.2	136.2	137.4	136.4
Dilutive effect of stock-based compensation	—	.3	.6	.4
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	137.2	136.5	138.0	136.8

Basic and diluted EPS
Basic EPS attributable to Leggett & Platt common shareholders	$(3.83)	$1.18	$.33	$.39

Diluted EPS attributable to Leggett & Platt common shareholders	$(3.83)	$1.18	$.33	$.39

Other information
Anti-dilutive shares excluded from diluted EPS computation	.5	.5	.5	.5

Cash dividends declared per share	$.56	$1.36	$.05	$.46

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
E—Restructuring and Related Activities
In the first quarter of 2024, we committed to a restructuring plan, primarily associated with our Bedding Products segment and, to a lesser extent, our Furniture, Flooring & Textile Products segment (the “Restructuring Plan” or “Plan”), which is expected to be substantially complete by the end of 2025. The Plan was expanded in the second quarter of 2024 to include a restructuring opportunity within the Specialized Products segment and in the third quarter of 2024 to include the general and administrative cost structure initiatives.
Over the course of the restructuring timeline, we plan to consolidate between 15 and 20 production and distribution facilities (out of 50) in the Bedding Products segment and a small number of production facilities in the Furniture, Flooring & Textile Products segment. Our total costs for this Plan are expected to be between $65.0 and $85.0, of which $40.0 to $50.0 are anticipated to be incurred in 2024 and the remainder in 2025. As of September 30, 2024, we have incurred costs of $34.3.
The following table presents all restructuring and restructuring-related activity and impairments associated with the Plan and $1.0 of restructuring-related costs incurred in the third quarter of 2024 due to exploring a potential sale of our Aerospace business. This business has not reached the criteria to be classified as held for sale.

	Total Amount Expected to be Incurred	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2024
Net restructuring and restructuring-related	$40.0 to $55.0	$31.1	$11.7
Impairment costs associated with this plan (See Note F)	25.0 to 30.0	3.2	.6
	$65.0 to $85.0	$34.3	$12.3

Amount of total that represents net cash charges	$30.0 to $40.0	$26.6	$11.0
The table below presents all 2024 restructuring and restructuring-related activity. Restructuring and restructuring-related activity for 2023 was $2.7 and was not associated with any formal plan.

	Income Statement Presentation	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2024
Restructuring costs:
Termination benefits, relocation, and other restructuring costs	Other (income) expense, net	$16.5	$4.8
Restructuring-related costs (gains):
Inventory obsolescence and other	Cost of goods sold	4.5	.7
Professional services and other	Selling and administrative expenses	11.7	6.3
Gain on sale of equipment	Net gain on disposal of assets	(1.6)	(.1)
Total restructuring-related costs		14.6	6.9
Total net restructuring and restructuring-related costs		$31.1	$11.7
Amount of total that represents net cash charges		$26.6	$11.0
Net restructuring and restructuring-related costs by segment were as follows:

	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2024
Bedding Products	$24.0	$7.4
Specialized Products	5.1	3.8
Furniture, Flooring & Textile Products	2.0	.5
Total net restructuring and restructuring-related costs	$31.1	$11.7

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
In August 2024, we recognized gains from the sale of real estate associated with the Plan of $14.0 within the Bedding Products segment. These gains are not reflected in the tables above.
The accrued liability associated with the Plan consisted of the following:

	Balance at December 31, 2023	Add: 2024 Charges	Less: 2024 Payments	Balance at September 30, 2024
Termination benefits	$—	$6.1	$4.5	$1.6
Relocation and other restructuring costs	—	10.4	10.3	.1
Total	$—	$16.5	$14.8	$1.7
F—Impairment Charges
Pretax impairment charges are reported in “Impairments” in the Consolidated Statements of Operations and are summarized in the table below. There were no impairment charges in the three and nine months ended September 30, 2023.

	Nine Months Ended September 30, 2024			Three Months Ended September 30, 2024
	Goodwill Impairment	Other Long-Lived Assets Impairments	Total Impairments	Goodwill Impairment	Other Long-Lived Assets Impairments	Total Impairments
Bedding Products	$587.2	$3.2	$590.4	$—	$.6	$.6
Specialized Products	43.6	—	43.6	—	—	—
Furniture, Flooring & Textile Products	44.5	—	44.5	—	—	—
Total impairment charges	$675.3	$3.2	$678.5	$—	$.6	$.6

Goodwill Impairment Testing
We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur, or at least annually. We perform our annual goodwill impairment testing in the second quarter. The 2023 goodwill impairment testing indicated no impairments.
The 2024 annual goodwill impairment testing performed in the second quarter resulted in a $675.3 non-cash goodwill impairment charge related to the reporting units noted below. There were no triggering events or impairments indicated in the three months ending September 30, 2024.

Reporting Unit	Segment	Nine Months Ended September 30, 2024
Bedding	Bedding Products	$587.2
Work Furniture	Furniture, Flooring & Textile Products	44.5
Hydraulic Cylinders	Specialized Products	43.6
		$675.3
In general, the fair values for our reporting units decreased versus prior year due to macroeconomic pressures, including low demand, particularly in residential end markets. The fair values of our reporting units were reconciled to our consolidated market capitalization, which decreased due to the significant decline in stock price during the second quarter of 2024. Our closing stock price per share was $26.17 on December 29, 2023, $19.15 on March 28, 2024, and $11.46 on June 28, 2024. The impairment was concluded in connection with the preparation of the second quarter financial statements. If actual results differ materially from estimates used in our calculations, we could incur future impairment charges.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the tables below. The 2024 information excludes Hydraulic Cylinders, as this unit had no goodwill remaining after the second quarter 2024 impairment.

2024
Fair Value over Carrying Value divided by Carrying Value	September 30, 2024 Goodwill Value	Compound Annual Growth Rate (CAGR) Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$442.9	(1)% - 12%	3%	14% - 17%
101% - 300%	371.8	3 - 7	3	14
	$814.7	(1)% - 12%	3%	14% - 17%

2023
Fair Value over Carrying Value divided by Carrying Value	December 31, 2023 Goodwill Value	CAGR Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$1,018.1	1% - 17%	3%	10-12%
50% - 100%	99.6	<1	3	8
101% - 300%	372.1	3 - 6	3	8-10
	$1,489.8	<1% - 17%	3%	8% - 12%
1 This category includes Bedding, Aerospace, and Work Furniture for 2024 and Bedding, Aerospace, and Hydraulic Cylinders for 2023.
•    The fair value of our Bedding reporting unit was less than its carrying value at our second quarter 2024 testing date, resulting in a partial goodwill impairment as discussed above. Fair value exceeded carrying value by 40% at our second quarter 2023 testing date. There was a triggering event in the fourth quarter of 2023 for this reporting unit due to certain customers' efforts to improve their financial position by moving their business to or exploring alternate suppliers. Accordingly, we performed a goodwill impairment test at that time, which indicated no goodwill impairment, but fair value in excess of carrying value had decreased to 19%. Goodwill associated with this reporting unit was $319.8 at September 30, 2024 and $906.5 at December 31, 2023.
•    The fair value of our Aerospace reporting unit exceeded its carrying value by 21% at our second quarter 2024 testing date as compared to 44% in 2023. Goodwill associated with this reporting unit was $67.7 at September 30, 2024 and $67.0 at December 31, 2023.
•    The fair value of our Work Furniture reporting unit was less than its carrying value at our second quarter 2024 testing date, resulting in a partial goodwill impairment, as discussed above. Fair value exceeded carrying value by 74% at our second quarter 2023 testing date. Goodwill associated with this reporting unit was $55.4 at September 30, 2024 and $99.6 at December 31, 2023.
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
All long-lived asset impairment charges for the three and nine months ended September 30, 2024 were related to the Restructuring Plan. For details, please see Note E.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
G—Accounts and Other Receivables
Accounts and other receivables consisted of the following:

	September 30, 2024		December 31, 2023
	Current	Long-term	Current	Long-term
Total trade receivables	$601.0	$—	$575.4	$—
Allowance for doubtful accounts - trade receivables	(17.1)	—	(10.5)	—
Trade receivables, net	$583.9	$—	$564.9	$—

Taxes receivable, including income taxes	$3.6	$—	$3.1	$—
Value-added taxes (VAT) recoverable [1]	39.6	6.1	56.6	—
Other receivables	11.0	4.7	12.7	1.2
Other receivables, net	$54.2	$10.8	$72.4	$1.2
1 This includes recoverable amounts from various countries, including Mexico, where we have experienced VAT refund delays from the Mexican government. We believe these are fully collectible, and our recent discussions with the government have resulted in an updated timeline for resolution. As a result, we have classified $6.1 as long-term as of September 30, 2024. The aggregate of current and long-term balances of Mexico VAT recoverable was $35.9 and $48.2 at September 30, 2024 and December 31, 2023, respectively.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2023	Change in Provision	Less: Net Charge-offs/ (Recoveries) and Other	Balance at September 30, 2024
Total allowance for doubtful accounts on trade receivables	$10.5	$8.5	$1.9	$17.1
H—Inventories
The following table recaps the components of inventory for each period presented:

	September 30, 2024	December 31, 2023
Finished goods	$326.4	$361.3
Work in process	74.7	73.5
Raw materials and supplies	353.3	384.9
Inventories	$754.4	$819.7
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

I—Credit Facility Amendment
In March 2024, we amended our credit facility to change the Leverage Ratio. The prior Leverage Ratio covenant required us to maintain, as of the last day of each quarter, or when we borrow under the credit facility, a Leverage Ratio of consolidated funded indebtedness to trailing 12-month consolidated EBITDA (each as defined in the credit facility) of not greater than 3.50 to 1.00.
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
The maturity date of September 30, 2026 remains unchanged. At September 30, 2024, we were in compliance with all of its debt covenants and expect to be able to maintain compliance with the amended debt covenant requirements.
J—Stock-Based Compensation
The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Executive Stock Unit (ESU) Program matching contributions	$2.6	$.5	$1.9	$.5
Discounts on various stock awards	2.3	—	2.5	—
Performance Stock Unit awards	—	(.5)	2.2	.5
Restricted Stock Unit awards	10.0	—	7.0	—
Other, primarily non-employee directors restricted stock	1.4	—	1.3	—
Total stock-based compensation expense (income)	16.3	$—	14.9	$1.0
Employee contributions for above stock plans	5.9		6.8
Total stock-based compensation	$22.2		$21.7

Tax benefits on stock-based compensation expense	$4.0		$3.6
Tax (expense)/benefits on stock-based compensation payments	(1.1)		.3
Total tax benefits associated with stock-based compensation	$2.9		$3.9

	Three Months Ended		Three Months Ended
	September 30, 2024		September 30, 2023
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Executive Stock Unit (ESU) Program matching contributions	$1.0	$.2	$.1	$.2
Discounts on various stock awards	.5	—	.7	—
Performance Stock Unit awards	(.2)	.2	.3	(.3)
Restricted Stock Unit awards	.8	—	.9	—
Other, primarily non-employee directors restricted stock	.3	—	.4	—
Total stock-based compensation expense (income)	2.4	$.4	2.4	$(.1)
Employee contributions for above stock plans	2.0		2.8
Total stock-based compensation	$4.4		$5.2

Tax benefits on stock-based compensation expense	$.6		$.6
Tax (expense)/benefits on stock-based compensation	.1		—
Total tax benefits associated with stock-based compensation	$.7		$.6

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
K—Other (income) expense, net

The components of "Other (income) expense, net" were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Restructuring charges	$16.5	$2.7	$4.8	$2.5
Currency (gain) loss	(1.0)	1.5	1.6	.2
(Gain) loss from diversified investments associated with ESU Program	(7.0)	(3.1)	(3.2)	1.5
Reduction to contingent purchase price liability	(6.4)	(12.4)	—	(3.6)
Non-service pension income	(1.1)	(.3)	(.3)	(.2)
Other (income) expense	(2.5)	2.4	(.7)	1.0
	$(1.5)	$(9.2)	$2.2	$1.4
L—Accumulated Other Comprehensive Income (Loss)
The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended September 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2024	$(83.4)	$9.6	$(13.2)	$(87.0)
Other comprehensive income (loss)	33.0	.9	(.4)	33.5
Reclassifications, pretax	—	(.7)	.3	(.4)
Income tax effect	—	(.2)	—	(.2)
Attributable to noncontrolling interest	(.1)	—	—	(.1)
Balance, September 30, 2024	$(50.5)	$9.6	$(13.3)	$(54.2)

Balance, July 1, 2023	$(60.5)	$10.1	$(18.1)	$(68.5)
Other comprehensive income (loss)	(26.2)	(3.2)	.2	(29.2)
Reclassifications, pretax	—	.5	.2	.7
Income tax effect	—	.5	(.1)	.4
Attributable to noncontrolling interest	(.1)	—	—	(.1)
Balance, September 30, 2023	$(86.8)	$7.9	$(17.8)	$(96.7)

	Nine Months Ended September 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2024	$(42.6)	$12.5	$(13.6)	$(43.7)
Other comprehensive income (loss)	(7.9)	(.6)	(.4)	(8.9)
Reclassifications, pretax	—	(2.6)	.8	(1.8)
Income tax effect	—	.3	(.1)	.2
Balance, September 30, 2024	$(50.5)	$9.6	$(13.3)	$(54.2)

Balance, January 1, 2023	$(83.5)	$8.4	$(18.4)	$(93.5)
Other comprehensive income (loss)	(3.3)	(2.4)	(.3)	(6.0)
Reclassifications, pretax	—	1.9	1.1	3.0
Income tax effect	—	—	(.2)	(.2)
Balance, September 30, 2023	$(86.8)	$7.9	$(17.8)	$(96.7)

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
•Level 3: Unobservable inputs that are not corroborated by market data.
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$130.4	$—	$130.4
Derivative assets (Note N)	—	3.0	—	3.0
Diversified investments associated with the ESU Program	55.2	—	—	55.2
Total assets	$55.2	$133.4	$—	$188.6
Liabilities:
Derivative liabilities (Note N)	$—	$2.2	$—	$2.2
Liabilities associated with the ESU Program	56.8	—	—	56.8
Total liabilities	$56.8	$2.2	$—	$59.0

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$147.5	$—	$147.5
Derivative assets (Note N)	—	6.2	—	6.2
Diversified investments associated with the ESU Program	50.4	—	—	50.4
Total assets	$50.4	$153.7	$—	$204.1
Liabilities:
Derivative liabilities (Note N)	$—	$3.5	$—	$3.5
Liabilities associated with the ESU Program	52.4	—	—	52.4
Total liabilities	$52.4	$3.5	$—	$55.9

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 1) was approximately $190.0 less than carrying value of $1,787.9 at September 30, 2024 and approximately $175.0 less than carrying value of $1,786.4 at December 31, 2023.
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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of September 30, 2024
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Mar 2026	$272.3	$2.3	$.2	$1.9	$.3
Total fair value hedges	Dec 2024	8.6	.1	—	—	—
Not designated as hedging instruments	Sep 2025	188.3	.4	—	—	—
Total derivatives			$2.8	$.2	$1.9	$.3

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2023
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Jun 2025	$298.2	$5.3	$.5	$2.4	$.2
Total fair value hedges	Mar 2024	21.7	.3	—	—	—
Not designated as hedging instruments	Dec 2024	87.9	.1	—	.9	—
Total derivatives			$5.7	$.5	$3.3	$.2

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
The following table sets forth the pretax (gains) losses for our hedging activities for the periods presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note L) as well as derivative settlements recorded directly to income or expense.

Derivatives	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Nine Months Ended September 30,		Amount of (Gain) Loss Recorded in Income Three Months Ended September 30,
		2024	2023	2024	2023
Designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$(.3)	$.3	$(.1)	$.5
Currency cash flow hedges	Net trade sales	1.0	2.7	.3	1.1
Currency cash flow hedges	Cost of goods sold	(1.4)	(2.0)	(.3)	(.7)
Total cash flow hedges		(.7)	1.0	(.1)	.9
Fair value hedges	Other (income) expense, net	.2	1.4	(.3)	.8
Not designated as hedging instruments	Other (income) expense, net	.4	1.1	2.3	(2.4)
Total derivative instruments		$(.1)	$3.5	$1.9	$(.7)
O—Contingencies
We are a party to various proceedings and matters involving employment, intellectual property, environmental, taxation, vehicle-related personal injury, and other laws. When it is probable, in management's judgment, that we may incur monetary damages or other costs resulting from these proceedings or other claims, and we can reasonably estimate the amounts, we record appropriate accruals in the financial statements and make charges against earnings. For all periods presented, we have recorded no material charges against earnings. Also, when it is reasonably possible that we may incur additional loss in excess of recorded accruals, and we can reasonably estimate the additional losses or range of losses, we disclose such additional reasonably possible losses in these notes.
Accruals and Reasonably Possible Losses in Excess of Accruals
Accruals for Probable Losses
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss, in the aggregate, of $1.5 and $1.4 at September 30, 2024 and December 31, 2023, respectively. There were no material adjustments to the accrual, including cash payments and expense, for the three and nine-month periods ending September 30, 2024 and September 30, 2023. The accruals do not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows.

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of September 30, 2024, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of the accruals noted above are estimated to be $14.0. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $14.0 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
HIGHLIGHTS
We had trade sales of $1,102 million for the three months ending September 30, 2024, a decrease of 6% versus the third quarter 2023. In the first nine months of 2024, trade sales were $3,327 million versus $3,610 million for the same period of 2023.
Earnings (Loss) Per Share (EPS) was $.33 for the third quarter and ($3.83) for the nine months ending September 30, 2024, compared to $.39 and $1.18 in the same periods of 2023. Third quarter EPS includes $.07 in restructuring and restructuring-related charges and a $.08 gain from the sale of real estate related to the Restructuring Plan. Year-to-date EPS includes a $4.61 non-cash goodwill impairment charge, $.19 in restructuring and restructuring-related charges, $.03 from compensation costs related to the CEO transition, $.07 from gains from sales of idle real estate, $.08 from gains from the sale of real estate related to the Restructuring Plan, and $.01 from a gain on net insurance proceeds from 2023 tornado damage. Third quarter and year-to-date 2023 EPS included a $.03 gain from a real estate sale within our Bedding segment. Year-to-date 2023 EPS also included a $.02 gain from net insurance proceeds from the tornado damage.
Earnings (Loss) Before Interest and Taxes (EBIT) for the third quarter and nine months ending September 30, 2024 was $78 million and ($474) million, respectively. Third quarter includes $12 million of restructuring and restructuring-related costs and a $14 million gain from the sale of real estate related to the Restructuring Plan. Year-to-date EBIT includes a $675 million non-cash goodwill impairment charge, $34 million of restructuring and restructuring-related costs, a $14 million gain from the sale of real estate related to the Restructuring Plan, $13 million in gains from the sales of idle real estate, $4 million in CEO transition compensation costs, and a $2 million gain from net insurance proceeds from 2023 tornado damage. This is down $14 million and $750 million compared to the same periods in 2023. Third quarter and year-to-date 2023 EBIT included a $5 million gain from the sale of real estate. Year-to-date 2023 EBIT also reflected a $4 million gain from net insurance proceeds from the tornado damage.
The Restructuring Plan is progressing as planned across all three of our segments and our general and administrative cost initiatives.
Operating cash flow was $183 million in the first nine months of 2024, a decrease of $168 million versus the same period of 2023.
In August 2024, the Board of Directors declared a third quarter 2024 dividend of $.05, $.41 lower than last year's third quarter dividend.
We continue to make progress on the deleveraging of our balance sheet. We paid down $124 million of debt in the third quarter of 2024.
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
Bedding Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private label finished mattresses and adjustable bed bases. This segment is also vertically integrated into the production and supply of specialty foam chemicals, steel rod, and drawn steel wire to our own operations and to external customers. We also supply steel rod and wire to trade customers that operate in a broad range of markets. This segment contributed 40% of our trade sales during the first nine months of 2024.
Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and heavy construction industries. This segment contributed 28% of our trade sales in the first nine months of 2024.
Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components. This segment contributed 32% of our trade sales in the first nine months of 2024.
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

A $675 million non-cash goodwill impairment charge was recorded related to the following reporting units:

Reporting Unit	Segment	Nine Months Ended September 30, 2024
Bedding	Bedding Products	$587.2
Work Furniture	Furniture, Flooring & Textile Products	44.5
Hydraulic Cylinders	Specialized Products	43.6
		$675.3
The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the tables in Note F to the Consolidated Condensed Financial Statements, beginning on page 15.
In general, the fair values for our reporting units decreased versus prior year due to macroeconomic pressures, including low demand, particularly in residential end markets. The fair values of our reporting units were reconciled to our consolidated market capitalization, which decreased due to the significant decline in stock price during the second quarter of 2024. Our closing stock price per share was $26.17 on December 29, 2023, $19.15 on March 28, 2024, and $11.46 on June 28, 2024. We concluded that an impairment existed under generally accepted accounting principles in connection with the preparation and review of our second quarter financial statements filed on August 7, 2024 as part of the quarterly report on Form 10-Q. We do not expect that the impairment charge will result in any cash expenditures. If actual results differ materially from estimates used in our calculations, we could incur future impairment charges.
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
Restructuring Plan
In the first quarter of 2024, we committed to a restructuring plan, primarily associated with our Bedding Products segment and, to a lesser extent, our Furniture, Flooring & Textile Products segment (the “Restructuring Plan” or “Plan”), which is expected to be substantially complete by the end of 2025. The Plan was expanded in the second quarter of 2024 to include a restructuring opportunity within the Specialized Products segment and in the third quarter of 2024 to include the general and administrative cost structure initiatives. Pursuant to the Plan, we expect to:
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
•realize annualized EBIT benefit of $50 to $60 million after initiatives are fully implemented in late 2025 versus our prior estimate of $40 to $50 million, as we now expect to realize approximately a $10 million benefit in 2025 from general and administrative initiatives;
•receive between $60 and $80 million in pretax net cash proceeds from the sale of real estate associated with the Restructuring Plan; and
•experience a reduction in annual sales by approximately $80 million.
We continue to make solid progress executing the Plan. To date, we have consolidated 13 production and distribution facilities in the Bedding Products segment and two production facilities in the Furniture, Flooring & Textile Products segment. All domestic innerspring production has been shifted into our four larger, remaining spring production facilities. We also downsized our Chinese innerspring operation and will exit our Mexican innerspring operation by year end, which will conclude all innerspring-related restructuring activity in Bedding Products. In Specialty Foam, we have closed three operations. In early fourth quarter we closed one Adjustable Bed location and shifted production to a more cost-advantaged facility. We successfully executed the restructuring activity in Home Furniture, and we expect to complete phase one of our Flooring Products restructuring by early next year. In Hydraulic Cylinders, manufacturing optimization and operational efficiency improvements are underway.
We initiated a thorough analysis of our general and administrative cost structure across our business units and corporate shared services. Our general and administrative project team is analyzing and identifying opportunities to drive efficiencies. We continue to analyze and identify potential opportunities within our business unit functions; however, we anticipate potential cost reductions will be smaller than those identified in our corporate functions.
We are also exploring a potential sale of our Aerospace business, which is not included in the Plan, and have incurred $1 million of restructuring-related costs in the third quarter of 2024 related to this activity. This business has not reached the criteria to be classified as held for sale.
Total restructuring and restructuring-related costs, including Plan costs and costs to explore the potential sale of our Aerospace business, for the three and nine months ending September 30, 2024, were $12 million ($11 million cash and $1 million non-cash) and $34 million ($27 million cash and $7 million Tonon-cash), respectively.
We realized $6 million of EBIT benefit from the Plan in the third quarter and $9 million year to date. We still expect to realize approximately $10-$15 million of EBIT benefit in 2024. In the third quarter we realized $4 million of sales attrition and have realized $7 million of sales attrition year to date. We now expect sales attrition in 2024 of approximately $15 million versus our prior estimate of $25 million.
To date and in line with 2024 expectations, we have realized $20 million of proceeds from the sale of real estate associated with the Plan, including the sale of one facility in third quarter 2024 for net proceeds of $17 million (pretax gain of $14 million) and one facility in late October 2024 for net proceeds of $3 million (estimated pretax gain of $3 million).
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
We continue to evaluate our businesses for further restructuring opportunities in addition to those activities included in the announced Plan. The execution of any of these opportunities may result in additional material restructuring costs, restructuring-related costs, or impairments.
Market Demand
Market demand (including product mix) is impacted by several economic factors, with housing turnover and consumer confidence being the most significant. Other important factors include disposable income levels, employment levels, and interest rates. All of these factors influence consumer spending on durable goods, and therefore affect demand for our products and components. Some of these factors also influence business spending on facilities and equipment, which impacts approximately 25%-30% of our sales. The dynamic macroeconomic environment has pressured most of our end markets and negatively affected the demand for our products. As a result, we expect 2024 overall demand to be down from 2023 levels.
Additionally, the growth of new Chinese auto market entrants and increases in Chinese auto exports, particularly to Europe, is driving further market disruption. Europe has responded by introducing new tariffs, but it is to be seen if this will slow the pace of Chinese imports. These Chinese imports have, and may continue to have, a negative impact to the demand for our automotive products. A Chinese OEM could displace one or more of our existing customers and elect an alternative domestic supplier, which could result in additional lost market share. In Europe, economic softness and consumer affordability issues have given Chinese electric vehicle (EV) manufacturers opportunities to supply lower price electric vehicles, leading to the production declines and program launch delays for our customers. In North America, consumer affordability issues and uncertainty around EV transition timelines is resulting in program launch delays and our customers replacing higher cost components with lower cost components.
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
Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Steel costs fluctuated up and down throughout 2023, but overall average costs deflated as U.S. steel markets faced softened demand and increased foreign competition. Steel costs decreased in the second and third quarters of 2024 following a relatively stable first quarter.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Metal margins compressed through 2023 and, as a result, we experienced lower metal margins in our Steel Rod business. Metal margins were stable in the first quarter of 2024 and modestly declined in the second and third quarters.

We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. Pricing softened through 2023 and the first quarter of 2024, modestly increased in the second quarter of 2024, and moderated again in the third quarter of 2024.
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
In 2023, drought conditions lowered the water levels of the Mississippi River and Panama Canal, reducing traffic through these waterways. Also, in late 2023 and early 2024, the conflict in the Red Sea caused delays with some of our shipments, while other shipments from China to the U.S. or Europe have been re-routed. Although these issues have not had a material impact on our results of operations, additional logistical disruptions including, but not limited to, labor availability, potential strikes, port congestion, trade tensions, and natural disasters, could result in additional costs and delays in our ability to deliver products timely to certain customers.
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
In March 2020, the Company, along with other petitioners, filed petitions with the DOC and the ITC alleging that manufacturers of mattresses in seven different countries were unfairly selling their products in the United States at less than fair value and manufacturers of mattresses in China were benefiting from subsidies. These petitions resulted in antidumping and countervailing duty orders set to remain in effect for five years, through May 2026, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the orders for an additional five years. Following certain appeals that were filed with the U.S. Court of International Trade (CIT), some of which remain ongoing, the CIT ruled in favor of the ITC and petitioners and sustained the

ITC’s unanimous injury decision. In February 2024, one respondent filed an appeal of the CIT's decision to the U.S. Court of Appeals for the Federal Circuit, but that respondent agreed to dismiss the appeal on October 29, 2024.
In July 2023, the Company, along with other petitioners, filed petitions with the DOC and the ITC alleging that manufacturers of mattresses in twelve additional countries were unfairly selling their products in the United States at less than fair value and manufacturers of mattresses in Indonesia were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries. The ITC made a preliminary determination of injury in September 2023, and the DOC’s preliminary determination on dumping was issued in February 2024. With respect to eight of the countries, the DOC’s final dumping determinations were issued in May 2024, and the ITC's final injury determination was issued in June 2024. With respect to the five remaining countries, the DOC’s final determinations were issued in July 2024, and the order evidencing the ITC’s final determination with respect to the four countries which were above the de minimis threshold was issued in September 2024.
See Item 1 Legal Proceedings on page 45 for more information.
If any of the foregoing existing or future antidumping and countervailing duties are overturned on appeal or not extended beyond their current terms and dumping and/or subsidization recurs, or manufacturers in the subject countries circumvent the existing duties through transshipment in other jurisdictions or otherwise, our market share, sales, profit margins, and earnings could be adversely affected.
Reduced 2024 Amortization
We expect our full-year 2024 amortization expense to be approximately $45 million lower as compared to 2023 as a result of the fourth quarter 2023 long-lived asset impairments in the Bedding Products segment.
Strategic Initiatives
We are currently conducting a strategic review of our diverse portfolio, assessing how each business fits into our long-term vision. We are focused on simplifying our portfolio to businesses that are the right long-term fit for Leggett & Platt. As part of this strategic review, we are currently exploring the potential sale of our Aerospace business. This business has not reached the criteria to be classified as held for sale.

RESULTS OF OPERATIONS
Discussion of Consolidated Results
Third Quarter:
Trade sales were $1,102 million in the current quarter, a 6% decrease versus the third quarter 2023. Organic sales decreased 6%. Volume was down 4%, primarily from continued weak demand in residential end markets, the expected loss of a customer in Specialty Foam, and demand headwinds in Automotive and Hydraulic Cylinders. Raw material-related selling price decreases, net of currency benefit, reduced sales 2%.
EBIT decreased 15%, to $78 million, primarily from unfavorable sales mix in Steel Rod and Specialty Foam, lower volume, restructuring costs, metal margin compression, and higher bad debt reserves. These decreases were partially offset by a gain on restructuring-related real estate, lower amortization, operational efficiency improvements, and restructuring benefit.
EPS decreased to $.33 in the current quarter, versus $.39 in the third quarter of 2023. The decline primarily reflects lower EBIT as discussed above.
Nine Months:
Trade sales were $3,327 million in the first nine months of 2024, an 8% decrease versus the same period last year. Organic sales decreased 8%. Volume was down 5%, primarily from continued weak demand in residential end markets and the expected loss of a customer in Specialty Foam. Raw material-related selling price decreases and currency impact reduced sales 3%.
EBIT decreased 271% to ($474) million, primarily from a $675 million non-cash goodwill impairment charge, in addition to restructuring costs, lower volume, unfavorable sales mix in Steel Rod and Specialty Foam, metal margin compression, and higher bad debt reserves. These decreases were partially offset by lower amortization, operational efficiency improvements, gains on sales of real estate, and restructuring benefit.
EPS decreased to ($3.83) for the first nine months of 2024, versus $1.18 in the same period of 2023. The decline primarily reflects lower EBIT as discussed above.
Net Interest Expense and Income Taxes
Net interest expense was flat and $3 million lower in the three and nine months ended September 30, 2024, respectively, as compared to same periods last year. Interest rates were higher on slightly higher interest-bearing cash balances. Interest rates on borrowings were also higher, but average outstanding balances were lower.
Our worldwide effective tax rate was 22% for the third quarter of 2024, compared to 25% for the same quarter last year. While the U.S. statutory federal income tax rate was 21% in both years, foreign withholding taxes and the impact of foreign earnings added 3% to our tax rate in 2024 and 2% in 2023, while changes in estimates related to tax filings reduced our tax rate by 1% in 2024 while increasing it 2% in 2023. Other less significant items reduced the tax rate by an additional 1% in 2024.
We are anticipating a tax rate of 23% for the fourth quarter of 2024, including the impact of discrete tax items that we expect to occur. We utilize prudent tax planning strategies for opportunities to optimize our tax rate, but other factors, such as our overall profitability, the mix and level of earnings among jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits, and the effect of tax law changes can also influence our rate.

Discussion of Segment Results
Third Quarter:
A description of the products included in each segment, along with segment financial data, appears in Note C to the Consolidated Condensed Financial Statements on page 11. A summary of segment results is shown in the following tables.

Trade Sales (Dollar amounts in millions)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Change in Trade Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$445.5	$483.3	$(37.8)	(7.8)%	(7.8)%
Specialized Products	299.9	319.4	(19.5)	(6.1)	(6.1)
Furniture, Flooring & Textile Products	356.3	372.7	(16.4)	(4.4)	(4.4)
Total	$1,101.7	$1,175.4	$(73.7)	(6.3)%	(6.3)%

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Bedding Products	$25.5	$31.1	$(5.6)	(18.0)%	5.7%	6.4%
Specialized Products	24.8	31.2	(6.4)	(20.5)	8.3	9.8
Furniture, Flooring & Textile Products	27.4	29.5	(2.1)	(7.1)	7.7	7.9
Intersegment eliminations and other	—	(.4)	.4
Total	$77.7	$91.4	$(13.7)	(15.0)%	7.1%	7.8%

Depreciation and Amortization (Dollar amounts in millions)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Bedding Products	$14.8	$26.2
Specialized Products	11.0	10.7
Furniture, Flooring & Textile Products	5.4	5.5
Unallocated [2]	5.2	2.6
Total	$36.4	$45.0

1 This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months.
2 Unallocated consists primarily of depreciation and amortization on non-operating assets.

Bedding Products
Trade sales decreased $38 million, or 8%. Organic sales decreased 8%. Volume decreased 3%, primarily due to the expected loss of a customer in our Specialty Foam business and demand softness in U.S. and European bedding markets, partially offset by higher trade rod and wire sales. Raw material-related selling price decreases and currency impact reduced sales 5%.
EBIT decreased $6 million, primarily from unfavorable sales mix in Steel Rod and Specialty Foam, restructuring charges, and metal margin compression. These decreases were partially offset by a gain on the sale of restructuring-related real estate, lower amortization expense, operational efficiency improvements in Specialty Foam, and restructuring benefit.

    Specialized Products
Trade sales decreased $20 million, or 6%. Organic sales decreased 6% and volume decreased 7%, with declines in Automotive and Hydraulic Cylinders partially offset by growth in Aerospace. Raw material-related selling price increases and currency benefit combined added 1%.
EBIT decreased $6 million, primarily from lower volume and restructuring charges, partially offset by operational efficiency improvements and disciplined cost management.
Furniture, Flooring & Textile Products
Trade sales decreased $16 million, or 4%. Organic sales decreased 4%. Volume decreased 2%, primarily from declines in Home Furniture, Geo Components, and Fabric Converting. Raw material-related selling price decreases, net of currency benefit, reduced sales 2%.
EBIT decreased $2 million, primarily from lower volume and restructuring charges, partially offset by disciplined cost management.
Nine Months:
A description of the products included in each segment, along with segment financial data, appears in Note C to the Consolidated Condensed Financial Statements on page 11. A summary of segment results is shown in the following tables.

Trade Sales (Dollar amounts in millions)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Change in Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$1,331.5	$1,516.2	$(184.7)	(12.2)%	(12.2)%
Specialized Products	935.4	961.3	(25.9)	(2.7)	(2.7)
Furniture, Flooring & Textile Products	1,060.3	1,132.7	(72.4)	(6.4)	(6.4)
Total	$3,327.2	$3,610.2	$(283.0)	(7.8)%	(7.8)%

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Bedding Products	$(550.6)	$87.4	$(638.0)	(730.0)%	(41.4)%	5.8%
Specialized Products	39.0	93.0	(54.0)	(58.1)	4.2	9.7
Furniture, Flooring & Textile Products	41.6	96.7	(55.1)	(57.0)	3.9	8.5
Intersegment eliminations and other	(3.6)	(.7)	(2.9)
Total	$(473.6)	$276.4	$(750.0)	(271.3)%	(14.2)%	7.7%

Depreciation and Amortization (Dollar amounts in millions)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Bedding Products	$43.7	$77.3
Specialized Products	31.4	31.7
Furniture, Flooring & Textile Products	16.2	17.0
Unallocated [2]	10.6	9.1
Total	$101.9	$135.1

1This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months.
2Unallocated consists primarily of depreciation and amortization on non-operating assets.

Bedding Products
Trade sales decreased $185 million, or 12%. Organic sales decreased 12%. Volume decreased 6%, primarily due to demand softness in U.S. and European bedding markets and the expected loss of a customer in Specialty Foam, partially offset by higher trade rod sales. Raw material-related selling price decreases reduced sales 6%.
EBIT decreased $638 million, primarily from a $587 million non-cash goodwill impairment charge, in addition to restructuring costs, unfavorable sales mix in Steel Rod and Specialty Foam, raw material-related pricing adjustments, metal margin compression, lower volume, increased inventory write-downs/reserves, and higher bad debt reserves. These decreases were partially offset by lower amortization expense due to the fourth quarter 2023 long-lived asset impairment, gains on sales of real estate, operational efficiency improvements in Specialty Foam, and restructuring benefit.
Specialized Products
Trade sales decreased $26 million, or 3%. Organic sales decreased 3%. Volume decreased 3% with declines in Automotive and Hydraulic Cylinders partially offset by growth in Aerospace. Currency impact was offset by raw material-related price increases.
EBIT decreased $54 million, primarily from a $44 million non-cash goodwill impairment charge in Hydraulic Cylinders, lower volume, less benefit from a reduction to a contingent purchase price liability associated with a prior year acquisition, and restructuring costs, partially offset by operational efficiency improvements and disciplined cost management.
Furniture, Flooring & Textile Products
Trade sales decreased $72 million, or 6%. Organic sales decreased 6%. Volume decreased 4% from declines across the segment. Raw material-related selling price decreases, net of currency benefit, reduced sales 2%.
EBIT decreased $55 million, primarily from a $44 million non-cash goodwill impairment charge in Work Furniture, lower volume, and restructuring costs. These decreases were partially offset by pricing discipline.
LIQUIDITY AND CAPITALIZATION
Liquidity
Sources of Cash
Cash on Hand
At September 30, 2024, we had cash and cash equivalents of $277 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations.
If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $17 million. Due to capital requirements in various jurisdictions, approximately $34 million of this cash was inaccessible for repatriation at September 30, 2024. Inaccessible cash balances can fluctuate from quarter to quarter based on the amount of foreign distributable profits available and the variability of our foreign cash balances.
Cash from Operations
The primary source of funds for our short-term cash requirements is our cash generated from operating activities. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the nine months ended September 30, 2024 was $183 million, down $168 million from the same period last year, primarily from lower earnings and less working capital improvements versus last year.

We closely monitor our working capital levels and ended the quarter with adjusted working capital at 14.5% of annualized trade sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities, and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed in Cash on Hand above, substantially all of these funds are held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Dollar amounts in millions)	September 30, 2024	December 31, 2023
Current assets	$1,734.5	$1,881.4
Current liabilities [1]	1,171.7	1,262.6
Working capital	562.8	618.8
Less: Cash and cash equivalents included in current assets	277.2	365.5
Add: Current debt maturities and current portion of operating lease liabilities included in current liabilities	354.8	365.3
Adjusted working capital	$640.4	$618.6
Annualized trade sales [2]	$4,406.8	$4,460.4
Working capital as a percent of annualized trade sales	12.8%	13.9%
Adjusted working capital as a percent of annualized trade sales	14.5%	13.9%
1 Current liabilities include dividends payable, which were $6.7 million and $61.3 million at September 30, 2024 and December 31, 2023, respectively.
2 Annualized trade sales is the respective quarter's trade sales multiplied by 4 (third quarter 2024 and fourth quarter 2023 trade sales were $1,101.7 million and $1,115.1 million, respectively). We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.
Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	September 30, 2024	December 31, 2023	September 30, 2023		September 30, 2024	December 31, 2023	September 30, 2023
Trade Receivables	$583.9	$564.9	$626.9	DSO [1]	49	45	49

Inventories	$754.4	$819.7	$834.9	DIO [2]	77	81	80

Accounts Payable	$516.0	$536.2	$534.1	DPO [3]	53	50	51

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

Trade Receivables - Our trade receivables and DSO increased at September 30, 2024 compared to December 31, 2023 primarily due to sales late in the quarter, timing of collections, and volume increases in our Steel Rod business, partially offset by lower pricing due to deflation. Trade receivables decreased and DSO remained flat compared to September 30, 2023 from demand softness, lower pricing due to deflation, and restructuring plan impacts. These were partially offset by volume increases in our Steel Rod and Aerospace businesses.
We recorded bad debt expense of $9 million during the first nine months of 2024. Weak demand and changing market dynamics have created disruption and financial instability for some of our customers, particularly in the Bedding Products segment. A few of these customers began to exhibit slow payment and past-due trends during 2024. As a result, we increased our reserves for these customers and implemented payment plans where needed. We believe we have established appropriate reserves.
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
Inventories - Our inventories and DIO decreased at September 30, 2024 compared to both December 31, 2023 and September 30, 2023 due to demand softness, efforts to reduce inventories, deflation, and Restructuring Plan impacts.
We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. Inventory write-downs for the first nine months of 2024 were $25 million versus $5 million in 2023, primarily due to write-downs on selected products and Restructuring Plan impacts primarily within the Bedding Products segment.
Accounts Payable - Our accounts payable decreased and DPO increased compared to December 31, 2023 and September 30, 2023 primarily due to demand softness and timing of payments. Our payment terms did not change meaningfully since last year, and we have continued to focus on optimizing payment terms with our vendors. We continue to look for ways to establish and maintain favorable payment terms through purchasing synergies and also utilize third-party services that offer flexibility to our vendors, which, in turn, helps us manage our DPO as discussed below.
Accounts Receivable and Accounts Payable Programs - We participate in trade receivables sales programs in combination with certain customers and third-party banking institutions. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $45 and $60 million of trade receivables that were sold and removed from our balance sheets at September 30, 2024 and December 31, 2023, respectively. These sales reduced our quarterly DSO by roughly four and five days at September 30, 2024 and December 31, 2023, respectively. Activities in these programs decreased year-to-date operating cash flow by approximately $15 million for the nine months ended September 30, 2024.
For accounts payable, we have historically looked for ways to optimize payment terms through utilizing third-party programs that allow our suppliers to be paid earlier at a discount or for a fee. While these programs assist us in negotiating payment terms with our suppliers, we continue to make payments based on our customary terms. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The primary program allows a supplier to elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. As such, there is no direct impact on our DPO, accounts payable, operating cash flows, or liquidity. The accounts payable settled through the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $100 million at September 30, 2024 and $105 million at December 31, 2023.
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
Mexico Value-Added Taxes (VAT) Recoverable - We are subject to VAT in various jurisdictions. Where we are entitled to a refund of the VAT we have paid, we are required to make a claim for refund from the government authorities. We establish VAT receivables for these claims, but have been experiencing refund delays in Mexico. We believe these are fully collectible. The aggregate of current and long-term balances of Mexico VAT recoverable was $36 million and $48 million at September 30, 2024 and December 31, 2023, respectively. Our recent discussions with the government have resulted in an updated timeline for resolution. As a result, we have classified $6 million as long-term as of September 30, 2024.
Commercial Paper Program
Another source of funds for our short-term cash requirements is our $1.2 billion commercial paper program. As of September 30, 2024, we had $84 million commercial paper outstanding. For more information regarding the borrowing capacity under our commercial paper program, see Commercial Paper Program on page 38.
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
Capital Markets
We also believe that we have the ability to raise debt in the capital markets which acts as a source of funding of long-term cash requirements. Currently, we have $1.9 billion of total debt outstanding. The maturities of the long-term debt range from 2024 through 2051. Our next scheduled maturity of outstanding debt is our $300 million 3.8% Senior Notes due in November 2024, which we expect to retire predominantly with commercial paper. For more information, please see Long-Term Debt (including Current Maturities) on page 39.
Uses of Cash
The Board and our management team thoroughly evaluated our capital allocation priorities and, after much consideration, determined to reduce our quarterly dividend. We expect to reallocate a large portion of cash spent on dividends to deleverage our balance sheet and enhance our financial position in the near term as weak demand, primarily in our residential end markets, continues to pressure earnings. In the longer term, we expect to use cash to grow our business both organically and through strategic acquisitions, while also returning cash to shareholders via a combination of dividends and share buybacks.
Capital Expenditures
We are making investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We expect capital expenditures of $100 million in 2024 of which we have spent $60 million as of September 30, 2024. For the periods covered, our employee incentive plans emphasized returns on capital, including capital expenditures and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.

Acquisitions
We seek strategic acquisitions that complement our current products and capabilities.
We did not acquire any businesses in the first nine months of 2024. For the full year 2024, we currently expect acquisition activity to be minimal.
Dividends
In August 2024, we declared a quarterly dividend of $.05 per share, a $.41 or 89% decrease versus third quarter of 2023. The decision to reduce the dividend was made following a thorough evaluation by the Board and our management team. This action will free up capital to accelerate the deleveraging of our balance sheet and solidify our long-held financial strength.
Stock Repurchases
During the third quarter of 2024, there were no material share repurchases and we issued .1 million shares through employee benefit plans. For the first nine months of 2024, the Company repurchased .2 million shares of our stock (at an average price of $20.85) and issued 1.1 million shares through employee benefit plans.
We have been authorized by the Board to repurchase up to 10 million shares each calendar year, but we have established no specific repurchase commitment or timetable. The amount of future repurchases is dependent upon price of the stock, the amount of discretionary cash flow generated by the Company, alternative uses for the cash (including debt reduction, organic growth opportunities, and acquisitions) and other factors. We expect stock repurchases to be minimal for the remainder of 2024.
Short-Term and Long-Term Cash Requirements
In addition to the expected uses of cash discussed above, we have various material short-term (12 months or less) and long-term (more than 12 months) cash requirements. There have been no material changes in the third quarter 2024 to our short-term or long-term cash requirements as previously reported in our cash requirements table on page 52 of our Form 10-K filed February 27, 2024. We expect to have adequate liquidity to meet our short-term and long-term cash requirements.

Capitalization
Capitalization Table
This table presents key debt and capitalization statistics for the periods presented:

(Dollar amounts in millions)	September 30, 2024	December 31, 2023
Total debt excluding commercial paper	$1,795.3	$1,801.6
Less: Short-term debt and current maturities of long-term debt	301.1	308.0
Scheduled maturities of long-term debt	1,494.2	1,493.6
Average interest rates [1]	3.8%	3.8%
Average maturities in years [1]	9.9	10.5
Commercial paper [2]	84.0	186.0
Average interest rate on period-end balance outstanding	5.3%	5.6%
Average interest rate during the period (2024-three months; 2023-twelve months)	5.8%	5.2%
Total long-term debt	1,578.2	1,679.6
Deferred income taxes and other liabilities	288.4	358.3
Total equity	741.8	1,334.0
Total capitalization	$2,608.4	$3,371.9
Unused committed credit:
Long-term	$1,116.0	$1,014.0
Short-term	—	—
Total unused committed credit [2]	$1,116.0	$1,014.0

Cash and cash equivalents	$277.2	$365.5

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year end 2023 and at the end of the third quarter of 2024, had a total authorized program amount of $1.2 billion. However, our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Commercial Paper Program below and Credit Facility on page 39 for more details about our borrowing capacity at September 30, 2024.

Commercial Paper Program
Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	September 30, 2024	December 31, 2023
Total authorized program	$1,200.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	84.0	186.0
Letters of credit issued under the credit agreement	—	—
Amount limited by restrictive covenants of credit facility [1]	645.1	682.1
Total program available	$470.9	$331.9

[1]
Our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Credit Facility on page 39 for more details about our borrowing capacity at September 30, 2024.

The average and maximum amounts of commercial paper outstanding during the third quarter of 2024 were $229 million and $266 million, respectively. We expect to increase our outstanding balance in the fourth quarter 2024 by predominately utilizing commercial paper to retire our $300 million 3.8% Senior Notes which mature on November 15, 2024. At quarter end, we had no letters of credit outstanding under the credit facility, but we had issued $52 million of stand-by letters of credit under other bank agreements to take advantage of better pricing.
Over the long-term, and subject to our credit ratings, market conditions, capital needs, and alternative capital market opportunities, we expect to maintain the indebtedness under the commercial paper program by continuously repaying and reissuing the commercial paper notes. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit facility maturing in 2026 discussed below. Recently, our credit ratings have lowered and could be lowered further. Lower credit ratings could adversely affect our borrowing capacity and our financial arrangements, including access to the commercial paper market, our lending agreements, and supply chain financing arrangements. If we are unable to meet our short-term borrowing needs in the commercial paper market, we may rely more heavily on bank debt to fund short-term working capital needs at higher interest costs.
Credit Facility
Our multi-currency credit facility matures in September 2026. It provides us the ability, from time to time, subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.2 billion.
To provide additional borrowing capacity and financial flexibility, we amended our credit agreement in March 2024 to increase the Leverage Ratio from 3.50 to 1.00 to 4.00 to 1.00. After the amendment, our credit facility contains restrictive covenants which include (a) an amended Leverage Ratio requiring us to maintain, as of the last day of each fiscal quarter, or when we borrow under the credit facility (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters of not greater than 4.00 to 1.00 as of March 31, 2024 through June 30, 2025, and not greater than 3.50 to 1.00 beginning September 30, 2025 through maturity; provided however, subject to certain limitations, if we make a Material Acquisition in any fiscal quarter after June 30, 2025, at our election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) a limitation of the amount of total secured obligations to 15% of our total consolidated assets; and (c) a limitation on our ability to sell, lease, transfer, or dispose of all, or substantially all, of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization Transaction, products sold in the ordinary course of business and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time. We were in compliance with all of our debt covenants at the end of third quarter 2024 and we expect to maintain compliance in the future. For more information about long-term debt, please see Note I on page 95 of the Notes to Consolidated Financial Statements in our Form 10-K filed February 27, 2024.
Our credit facility serves as back-up for our commercial paper program. At September 30, 2024, we had $84 million commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month Consolidated EBITDA, Unrestricted Cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month Consolidated EBITDA, Unrestricted Cash, and debt levels at September 30, 2024, our borrowing capacity under the credit facility was $471 million. However, this may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our Consolidated EBITDA, Unrestricted Cash, debt levels, and leverage ratio requirements at that time.
Long-Term Debt (including Current Maturities)
We have total debt of $1.9 billion. The maturities of the long-term debt range from 2024 through 2051. Our next scheduled maturity of outstanding debt is our $300 million 3.8% Senior Notes due in November 2024, which we expect to retire predominantly with commercial paper. We expect lower interest expense as we deleverage, but at current interest rates and commercial paper balances, interest costs would increase by approximately $4 million on an annualized basis, or if we are required to refinance commercial paper under our credit facility our interest costs would increase by approximately $7 million on an annualized basis related to the retirement. For more details on long-term debt, please refer to Footnote I to our Consolidated Financial Statements on page 95 in our Form 10-K filed February 27, 2024.
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
Critical accounting estimates are those that are: (a) subject to uncertainty and change and (b) of material impact to our financial statements. There were no newly identified critical accounting policies or estimates in the first nine months of 2024, and there have been no material changes to our critical accounting policies and estimates as previously disclosed beginning on page 54 in our Form 10-K filed February 27, 2024.
CONTINGENCIES
Litigation
Litigation Contingencies
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded an immaterial aggregate litigation contingency accrual at September 30, 2024 (which does not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of accruals for litigation contingencies are estimated to be $14 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $14 million referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows. Also, we could be subject to future litigation of various types (including, but not limited to, litigation related to employment, intellectual property, environmental, taxation, vehicle-related personal injury, climate change, and others) that could negatively impact our financial condition, results of operations, and cash flows. For more information regarding our litigation contingencies, see Item 1 Legal Proceedings on page 45 and Note O Contingencies on page 22 of the Notes to Consolidated Condensed Financial Statements.
Climate Change
Transition Risks
Change in Laws, Policies, and Regulations. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gas (GHG) emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. At September 30, 2024, we had approximately 120 production facilities in 18 countries. We also maintain a fleet of over-the-road tractor trailers that emit GHG. Our manufacturing facilities are primarily located in North America, Europe, and Asia. There are certain transition risks (meaning risks related to the process of reducing our carbon footprint) that could materially affect our business, capital expenditures, compliance costs, results of operations, financial condition, competitive position, and reputation. One of these transition risks is the change in treaties, laws, policies, and regulations that could impose significant operational and compliance burdens. For example, some of our operations are subject to certain governmental actions like the EU “European Green Deal” (which provides for a 55% reduction in net GHG emissions by 2030 (compared to 1990 levels), and no net emissions of GHG by 2050), and the “Paris Agreement” (which is an international treaty on climate change designed to lower GHG emissions).

Other laws that could materially increase our compliance costs are the California Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, as well as the EU Corporate Sustainability Reporting Directive, the EU Carbon Border Adjustment Mechanism, and the EU regulation on Deforestation-free Products. In addition, with respect to our Automotive Group, the EU is moving forward with an effective ban on the sale of new gas-powered automobiles (with the exception of CO2-neutral automobiles) in the EU from 2035 (with interim requirements by 2030), aiming to accelerate the conversion to zero-GHG emission automobiles as part of a broad package to combat global warming. Also, President Biden signed executive orders setting the goal of having zero-emission vehicles account for half of all new U.S. passenger car and light truck sales by 2030 and committing the Federal government to procuring only zero-emission vehicles by 2035. Finally, some states, including California and New York, are also implementing similar provisions. Our automotive products can be sold to manufacturers of either gas-powered or electric-powered vehicles. However, if our customers (who may be subject to any of these or other similarly proposed or newly enacted laws and regulations) incur additional costs to comply with such laws and regulations, which in turn, impact their ability to operate at similar levels in certain jurisdictions, the demand for our products could be adversely affected. Also, overall, there continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. If these laws or regulations (including the SEC’s recently adopted climate-related disclosure rules, if upheld) impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. Non-compliance with climate change treaties, legislative, and regulatory requirements could also negatively impact our reputation. To date, however, we have not experienced a material impact from climate change legislative and regulatory efforts.
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
Physical Climate Change Risks
Direct Physical Effects. The acute and chronic physical effects of climate change, such as severe weather-related events, natural disasters, and/or significant changes in climate patterns, could have an increasingly adverse impact on our business and customers. As mentioned above, at September 30, 2024, we had approximately 120 manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2023, our largest customer represented less than 6% of our sales, and our customers were located in approximately 100 countries. Although our diverse geographical manufacturing footprint and our broad geographical customer base mitigate the potential physical risks of any local or regional climate change weather-related event having a material effect on our operations and results, the increased frequency and severity of such weather-related events could pose a risk to our operations and results.
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
In 2023, drought conditions lowered the water levels of the Mississippi River and Panama Canal, reducing traffic through these waterways. Although these issues have not had a material impact on our results of operations, additional logistical disruptions including, but not limited to, natural disasters, could result in additional costs and delays in our ability to deliver products timely to certain customers.
In addition, although the cost has not been, and is not expected to be, material to our business, results of operations, and financial condition, severe weather-related incidents have resulted and may, in the future, result in increased costs of our property insurance.
GHG Reduction Strategy
To date, we have not experienced material climate-related compliance costs. However, evaluating opportunities to reduce our carbon footprint, setting goals for carbon reduction, and measuring performance in achieving those goals are part of our sustainability and corporate governance strategy moving forward. We have completed our 2023 GHG emissions inventory. To ensure our information is complete and accurate, we engaged a third-party limited assurance provider to review our 2023 data. Our emissions inventory includes Scope 1 and Scope 2 carbon dioxide equivalent emissions. We considered the principles and guidance of the GHG Protocol Corporate Accounting and Reporting Standard and GHG Protocol Scope 2 Guidance in preparing our 2023 GHG emissions inventory. As of 2023, our total GHG emissions were 25% less than our combined Scope 1 and 2 GHG emissions inventory compared to our baseline year of 2019, which generally correlates with our decrease in production and volume over the same time period.
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
Although we have purchased broad form cyber insurance coverage and strive to provide a balanced level of cybersecurity protections, cybersecurity risk has increased due to remote access, remote work conditions, and increased sophistication of cybersecurity adversaries, as well as the increased frequency of cybersecurity attacks. As such, information technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure or alterations of confidential information and disruptions to the systems of our third-party suppliers and providers. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems or bypass our detection capabilities, including those resulting from ransomware attached to our industrial control systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damage, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value. We may also be required to devote significant management resources and expend significant additional resources to address problems created by any such interruption, damage, or failure.
For more information regarding cybersecurity risks, refer to Information Technology and Cybersecurity Risk Factors on page 53.
Goodwill and Long-Lived Asset Impairment Testing
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At September 30, 2024, goodwill and other intangible assets represented $1.0 billion, or 26% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 29% of total assets.
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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $190.0 million less than carrying value of $1,787.9 million at September 30, 2024 and approximately $175.0 million less than carrying value of $1,786.4 million at December 31, 2023. The fair value of fixed rate debt was based on quoted market prices in an active market. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $1,056.0 million at September 30, 2024 compared to $1,202.1 million at December 31, 2023.

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
Item 4. Controls and Procedures.
EFFECTIVENESS OF COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES
An evaluation as of September 30, 2024 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of September 30, 2024, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN THE COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The information in Note O Contingencies beginning on page 22 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. Reference is made to Item 3. Legal Proceedings and Note S Contingencies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 27, 2024, Item 1. Legal Proceedings and Note M Contingencies in the Notes to the Consolidated Condensed Financial Statements in our Form 10-Q filed May 8, 2024, and Item 1. Legal Proceedings and Note O Contingencies in the Notes to the Consolidated Condensed Financial Statements in our Form 10-Q filed August 7, 2024.
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
Following certain appeals that were filed with the U.S. Court of International Trade (CIT), some of which remain ongoing, the CIT ruled in favor of the ITC and 2020 Petitioners and sustained the ITC’s unanimous injury decision. On February 15, 2024, one respondent filed an appeal of the CIT's decision to the U.S. Court of Appeals for the Federal Circuit, but agreed to dismiss the appeal on October 29, 2024.
Petition Regarding Indonesia, Bosnia and Herzegovina, Bulgaria, Burma, India, Italy, Kosovo, Mexico, the Philippines, Poland, Slovenia, Spain, and Taiwan. On July 28, 2023, the Company, along with nine other domestic mattress producers, Brooklyn Bedding LLC, Carpenter Company, Corsicana Mattress Company, Future Foam, Inc., FXI, Inc., Kolcraft Enterprises Inc., Serta Simmons Bedding, LLC, Southerland Inc., and Tempur Sealy International, and two labor unions, the International Brotherhood of Teamsters and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO (collectively, 2023 Petitioners), filed petitions with the DOC and the ITC alleging that manufacturers of mattresses in Bosnia and Herzegovina, Bulgaria, Burma, India, Italy, Kosovo, Mexico, the Philippines, Poland, Slovenia, Spain, and Taiwan were unfairly selling their products in the United States at less than fair value and manufacturers of mattresses in Indonesia were unfairly benefiting from subsidies, causing harm to the U.S. industry and seeking the imposition of duties on mattresses imported from these countries. The ITC made a preliminary determination of injury on September 11, 2023. On December 26, 2023, the DOC made a negative preliminary determination regarding Indonesian subsidies. The DOC’s preliminary determination on dumping was issued February 26, 2024 and imposed duties on finished mattresses. With respect to Bosnia and Herzegovina, Bulgaria, Burma, Italy, Philippines, Poland, Slovenia, and Taiwan, the DOC’s final determinations were issued on May 9, 2024, and imposed duties ranging from 106.27% to 744.81% on finished mattresses. The ITC’s final determination with respect to those countries was issued on June 11, 2024. With respect to Indonesia, India, Kosovo, Mexico, and Spain, the DOC’s final determinations were issued July 16, 2024, and (excluding Indonesia) imposed duties ranging from 4.61% to 344.70%. Regarding Indonesia, the DOC found that the subsidies were below the de minimis threshold. The order evidencing the ITC’s final determination as to India, Kosovo, Mexico, and Spain was issued in September 2024.

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
In the first quarter of 2024, we committed to a restructuring plan, primarily associated with our Bedding Products segment and, to a lesser extent, our Furniture, Flooring & Textile Products segment (the “Restructuring Plan” or “Plan”), which is expected to be substantially complete by the end of 2025. The Plan was expanded in the second quarter of 2024 to include a restructuring opportunity within the Specialized Products segment and in the third quarter of 2024 to include the general and administrative cost structure initiatives. Pursuant to the Plan, we expect to:
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
•realize annualized EBIT benefit of $50 to $60 million after initiatives are fully implemented in late 2025 versus our prior estimate of $40 to $50 million, as we now expect to realize approximately a $10 million benefit in 2025 from general and administrative initiatives;
•receive between $60 and $80 million in pretax net cash proceeds from the sale of real estate associated with the Restructuring Plan; and
•experience a reduction in annual sales by approximately $80 million.
We continue to make solid progress executing the Plan. To date, we have consolidated 13 production and distribution facilities in the Bedding Products segment and two production facilities in the Furniture, Flooring & Textile Products segment. All domestic innerspring production has been shifted into our four larger, remaining spring production facilities. We also downsized our Chinese innerspring operation and will exit our Mexican innerspring operation by year end, which will conclude all innerspring-related restructuring activity in Bedding Products. In Specialty Foam, we have closed three operations. In early fourth quarter we closed one Adjustable Bed location and shifted production to a more cost-advantaged facility. We successfully executed the restructuring activity in Home Furniture, and we expect to complete phase one of our Flooring Products restructuring by early next year. In Hydraulic Cylinders, manufacturing optimization and operational efficiency improvements are underway.
We initiated a thorough analysis of our general and administrative cost structure across our business units and corporate shared services. Our general and administrative project team is analyzing and identifying opportunities to drive efficiencies. We continue to analyze and identify potential opportunities within our business unit functions; however, we anticipate potential cost reductions will be smaller than those identified in our corporate functions.
We are also exploring a potential sale of our Aerospace business, which is not included in the Plan, and have incurred $1 million of restructuring-related costs in the third quarter of 2024 related to this activity. This business has not reached the criteria to be classified as held for sale.
Total restructuring and restructuring-related costs, including Plan costs and costs to explore the potential sale of our Aerospace business, for the three and nine months ending September 30, 2024, were $12 million

($11 million cash and $1 million non-cash) and $34 million ($27 million cash and $7 million non-cash), respectively.
We realized $6 million of EBIT benefit from the Plan in the third quarter and $9 million year to date. We still expect to realize approximately $10-$15 million of EBIT benefit in 2024. In the third quarter we realized $4 million of sales attrition and have realized $7 million of sales attrition year to date. We now expect sales attrition in 2024 of approximately $15 million versus our prior estimate of $25 million.
To date and in line with 2024 expectations, we have realized $20 million of proceeds from the sale of real estate associated with the Plan, including the sale of one facility in third quarter 2024 for net proceeds of $17 million (pretax gain of $14 million) and one facility in late October 2024 for net proceeds of $3 million (estimated pretax gain of $3 million).
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
We continue to evaluate our businesses for further restructuring opportunities in addition to those activities included in the announced Plan. The execution of any of these opportunities may result in additional material restructuring costs, restructuring-related costs, or impairments.
The physical effects of climate change could adversely affect our business, results of operations, and financial condition.
Direct Physical Effects
The acute and chronic physical effects of climate change, such as severe weather-related events, natural disasters, and/or significant changes in climate patterns, could have an increasingly adverse impact on our business and customers. At September 30, 2024, we had approximately 120 manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2023, our largest customer represented less than 6% of our sales, and our customers were located in approximately 100 countries. Although our diverse geographical manufacturing footprint and our broad geographical customer base mitigate the potential physical risks of any local or regional climate change weather-related event having a material effect on our operations and results, the increased frequency and severity of such weather-related events could pose a risk to our operations and results.
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
In 2023, drought conditions lowered the water levels of the Mississippi River and Panama Canal, reducing traffic through these waterways. Although these issues have not had a material impact on our results of operations, additional logistical disruptions including, but not limited to, natural disasters, could result in additional costs and delays in our ability to deliver products timely to certain customers.
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
Additionally, the growth of new Chinese auto market entrants and increases in Chinese auto exports, particularly to Europe, is driving further market disruption. Europe has responded by introducing new tariffs, but it is to be seen if this will slow the pace of Chinese imports. These Chinese imports have, and may continue to have, a negative impact to the demand for our automotive products. A Chinese OEM could displace one or more of our existing customers and elect an alternative domestic supplier, which could result in additional lost market share. In Europe, economic softness and consumer affordability issues have given Chinese electric vehicle (EV) manufacturers opportunities to supply lower price electric vehicles, leading to the production declines and program launch delays for our customers. In North America, consumer affordability issues and uncertainty around EV transition timelines is resulting in program launch delays and our customers replacing higher cost components with lower cost components.
These factors could result in, or could continue to result in, among other things, supply chain or production disruptions, lower consumer demand, compressed profit margins, and foreign exchange rate changes, any of which could materially negatively impact our business, results of operations, financial condition, and cash flows.
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

Our borrowing costs and access to liquidity may be impacted by lower credit ratings.
Independent rating agencies evaluate our credit profile on an ongoing basis and have assigned ratings for our long-term and short-term debt. Recently, our credit ratings have been lowered and could be lowered further. These recent downgrades have resulted in slightly higher credit spreads, and could impact marketability. Lower credit ratings could adversely affect our borrowing capacity and our financial arrangements, including access to the commercial paper market, our lending agreements, and supply chain financing arrangements. If we are unable to meet our short-term borrowing needs in the commercial paper market, we may rely more heavily on bank debt to fund short-term working capital needs at higher interest costs. Any future downgrades of our credit ratings could also further increase our cost of debt and negatively impact our weighted average cost of capital.
Macroeconomic uncertainties have had, and could further have, an adverse impact on the collection of receivables in accordance with their terms due to customer bankruptcy, financial difficulties, or insolvency.
Some of our customers have been adversely affected by macroeconomic uncertainties and have suffered financial difficulty. Macroeconomic uncertainties may include, but are not limited to, rising interest rates, inflation, weak demand, changing market dynamics, increased geopolitical tensions, and political economic policy changes. As a result, our customers may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these parties.
We monitor our receivable portfolio closely and make reserve decisions based upon individual customer credit risk reviews, customer payment trends (percentage of current and past due), historical loss experience, and general macroeconomic and industry trends that could impact the expected collectability of all customers or pools of customers with similar risk. We recorded bad debt expense of $9 million during the first nine months of 2024. Weak demand and changing market dynamics have created disruption and financial instability for some of our customers, particularly in the Bedding Products segment. A few of these customers began to exhibit slow payment and past-due trends during 2024. As a result, we increased our reserves for these customers and implemented payment plans where needed. We believe we have established appropriate reserves. As of September 30, 2024, our allowance for doubtful accounts for trade receivables was $17 million. If we are unable to collect receivables on a timely basis, larger provisions for bad debt may be required and may result in a negative impact on our earnings, liquidity, cash flow, and financial condition.
Our goodwill and other long-lived assets have been, and could further be, subject to impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At September 30, 2024, goodwill and other intangible assets represented $1.0 billion, or 26% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 29% of total assets.
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
A $675 million non-cash goodwill impairment charge was recorded related to the following reporting units:

Reporting Unit	Segment	Nine Months Ended September 30, 2024
Bedding	Bedding Products	$587.2
Work Furniture	Furniture, Flooring & Textile Products	44.5
Hydraulic Cylinders	Specialized Products	43.6
		$675.3

The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the tables in Note F to the Consolidated Condensed Financial Statements, beginning on page 15.
In general, the fair values for our reporting units decreased versus prior year due to macroeconomic pressures, including low demand, particularly in residential end markets. The fair values of our reporting units were reconciled to our consolidated market capitalization, which decreased due to the significant decline in stock price during the second quarter of 2024. Our closing stock price per share was $26.17 on December 29, 2023, $19.15 on March 28, 2024, and $11.46 on June 28, 2024. We concluded that an impairment existed under generally accepted accounting principles in connection with the preparation and review of our second quarter financial statements filed on August 7, 2024 as part of the quarterly report on Form 10-Q. We do not expect that the impairment charge will result in any cash expenditures.
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
To provide additional borrowing capacity and financial flexibility, we amended our credit agreement in March 2024 to increase the Leverage Ratio from 3.50 to 1.00 to 4.00 to 1.00. After the amendment, our credit facility contains restrictive covenants which include (a) an amended Leverage Ratio requiring us to maintain, as of the last day of each fiscal quarter, or when we borrow under the credit facility (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters of not greater than 4.00 to 1.00 as of March 31, 2024 through June 30, 2025, and not greater than 3.50 to 1.00 beginning September 30, 2025 through maturity; provided however, subject to certain limitations, if we make a Material Acquisition in any fiscal quarter after June 30, 2025, at our election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) a limitation of the amount of total secured obligations to 15% of our total consolidated assets; and (c) a limitation on our ability to sell, lease, transfer, or dispose of all, or substantially all, of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization Transaction, products sold in the ordinary course of business and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time.
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
Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. As of September 30, 2024, we had $151 million of deferred tax assets ($167 million less a $16 million valuation allowance). After netting of deferred tax liabilities, the net amount presented within Sundry assets on our Consolidated Condensed Balance Sheets is $22 million. It is possible the amount and source of our taxable income could materially change in the future. Particularly, our mix of earnings by taxing jurisdiction may materially change in that we may have more or less taxable income generated in North America, Europe, or Asia as compared to prior years. This change may impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.

MARKET RISK FACTORS
Unfair competition could adversely affect our market share, sales, profit margins, and earnings.
We produce innersprings for mattresses that are sold to bedding manufacturers. We produce steel wire rod for consumption by our wire mills (primarily to produce innersprings) and to sell to third parties. We also produce and sell finished mattresses.
In response to petitions filed with the U.S. Department of Commerce (DOC) and the International Trade Commission (ITC) generally alleging that innersprings, steel wire rod, and mattresses were being unfairly sold in the United States by certain foreign manufacturers at less than fair value (dumping) and that certain foreign manufacturers of steel wire rod and mattresses were unfairly benefiting from subsidies, certain antidumping and/or countervailing duties have been imposed on the imports of such products. Some antidumping and countervailing duties orders are subject to ongoing appeal. Some orders are set to expire in the upcoming months, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the orders for an additional five years. If any of the antidumping and countervailing duties are overturned on appeal, or not extended beyond their current terms and dumping and/or subsidization recurs, or manufacturers in the subject countries circumvent the existing duties through transshipment in other jurisdictions or otherwise, our market share, sales, profit margins, and earnings could be adversely affected.
For more information on antidumping and/or countervailing duties regarding innersprings, steel wire rod and mattresses, please refer to the Competition section on page 28 in the Management's Discussion and Analysis of Financial Conditions and Results of Operations of this Form 10-Q, and Item 1 Legal Proceedings on page 45 of this Form 10-Q.
We are exposed to foreign currency exchange rate risk which may negatively impact our competitiveness, profit margins, and earnings.
International sales have represented a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2023, 39% of our sales were generated by international operations, primarily in Europe, China, Canada, and Mexico. We expect that a significant amount of our sales will continue to come from outside the United States in the future. As of December 31, 2023, 50 of our manufacturing facilities were located outside the United States. We are also exposed to currency exchange rate fluctuations by our purchase of raw materials and component parts from suppliers in multiple countries. We experience currency-related gains and losses where sales or purchases are denominated in currencies other than the functional currency. We also have balance sheet, cash flow, and net investment risk associated with foreign currency exchange rates. If the applicable foreign currency exchange rates devalue the currency we receive for the sale of our products, or the currency we use to purchase raw materials or component parts from our suppliers, it may have a material adverse effect on our competitiveness, profit margins, and earnings.
For more information regarding currency exchange rate risk, please refer to Note N on page 21 of the Notes to Consolidated Condensed Financial Statements.
Higher interest rates have affected, and could continue to affect, our interest expense and make it more costly to refinance our long-term debt.
We have borrowed money by issuing commercial paper with maturities of less than 270 days. We also have issued long-term senior notes with fixed interest rates. As of September 30, 2024, we had $1.9 billion of debt outstanding. Our next scheduled maturity of outstanding debt is our $300 million 3.8% Senior Notes due in November 2024, which we expect to retire predominantly with commercial paper. Credit spreads on commercial paper have widened to some extent, which has contributed to an increase in interest expense. Further increases in interest rates, or the need to refinance outstanding commercial paper through our credit facility, could continue to negatively impact our interest expense, and make it more costly to refinance our outstanding senior notes.

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
From time to time, we have experienced immaterial cybersecurity threats and incidents. When these threats and incidents occur, we have taken appropriate remediation steps and, through investigation (as more fully described below), determined that the threats or incidents did not have a material effect on our business, results of operations, or financial results. Although we are not aware of any material cybersecurity incidents, because of past immaterial cybersecurity threats and what we have learned in responding to those threats, we have improved cybersecurity efforts, including expansion of resources. Between 2023 and 2024, we expect to spend roughly $15 million in maintaining and enhancing our cybersecurity protection efforts.
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
Although we have purchased broad form cyber insurance coverage and strive to provide a balanced level of cybersecurity protections, cybersecurity risk has increased due to remote access, remote work conditions, and increased sophistication of cybersecurity adversaries, as well as the increased frequency of cybersecurity attacks. As such, information technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure or alterations of confidential information and disruptions to the systems of our third-party suppliers and providers. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems or bypass our detection capabilities, including those resulting from ransomware attached to our industrial control systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damage, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value. We may also be required to devote significant management resources and expend significant additional resources to address problems created by any such interruption, damage, or failure.
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
Other laws that could materially increase our compliance costs are the California Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, as well as the EU Corporate Sustainability Reporting Directive, the EU Carbon Border Adjustment Mechanism, and the EU regulation on Deforestation-free Products. In addition, with respect to our Automotive Group, the EU is moving forward with an effective ban on the sale of new gas-powered automobiles (with the exception of CO2-neutral automobiles) in the EU from 2035 (with interim requirements by 2030), aiming to accelerate the conversion to zero-GHG emission automobiles as part of a broad package to combat global warming. Also, President Biden signed executive orders setting the goal of having zero-emission vehicles account for half of all new U.S. passenger car and light truck sales by 2030 and committing the Federal government to procuring only zero-emission vehicles by 2035. Finally, some states, including California and New York, are also implementing similar provisions. Our automotive products can be sold to manufacturers of either gas-powered or electric-powered vehicles. However, if our customers (who may be subject to any of these or other similarly proposed or newly enacted laws and regulations) incur additional costs to comply with such laws and regulations, which in turn, impact their ability to operate at similar levels in certain jurisdictions, the demand for our products could be adversely affected.
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

We establish VAT receivables for these claims, but have been experiencing refund delays in Mexico. As of September 30, 2024, we had outstanding VAT refund claims with the Mexican government of $36 million. Although we believe the amounts we have claimed are fully collectable, continued government actions in Mexico, including audits of the amounts we have requested, could either further delay the receipt of our refunds, or cause us to settle for a lesser amount than the VAT receivable we have recorded. These actions could adversely impact our future cash flows and/or pretax earnings.
LITIGATION RISK FACTORS
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded an immaterial aggregate litigation contingency accrual at September 30, 2024. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies are estimated to be $14 million. If our assumptions or analyses regarding any of our contingencies are incorrect, if facts and circumstances change, or if future litigation arises, we could realize losses in excess of the recorded accruals (and in excess of the $14 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see Item 1 Legal Proceedings on page 45 and Note O Contingencies on page 22 of the Notes to Consolidated Condensed Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
July 2024	—	$—	—	10,000,000
August 2024	—	$—	—	10,000,000
September 2024	—	$—	—	10,000,000
Total	—	$—	—

1    This column does not include shares withheld for taxes on stock unit conversions, which totaled 15,653 shares in the third quarter of 2024. The average price paid per share for these shares was $12.01.
2    On August 7, 2024, the Board authorized the Company to repurchase up to 10 million shares each calendar year. This standing authorization was first announced on Form 10-Q for the quarter ended June 30, 2024, filed August 7, 2024, and will remain in force until repealed by the Board of Directors. This standing Board authorization replaced the prior Board authorization adopted in 2022, which provided the same repurchase authority to the Company with only minor administrative differences. We substantively have had the same share repurchase authority since 2004, and this authority includes the 2024 calendar year. No specific repurchase schedule has been established. The authority does not obligate the Company to purchase a minimum number of shares.

Item 5. Other Information.
DIRECTOR AND OFFICER TRADING ARRANGEMENTS
During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
CHANGES TO COMPANY'S PROCEDURE FOR IDENTIFYING AND EVALUATING DIRECTOR CANDIDATES
On November 5, 2024, the Board of Directors (the “Board”) approved changes to the Company’s Procedure for Identifying and Evaluating Director Candidates (the “Procedure”) which applies, in part, to director nominees recommended by shareholders. The Procedure was amended to clarify that the Nominating, Governance and Sustainability Committee (the “Committee”) of the Board may consider the “applicability to the Company’s business and industry” when evaluating the potential director nominee's “accomplishments in his or her field.” The complete Procedure can be found at www.leggett.com/governance, under Leggett & Platt Governance, Director Nomination Procedure. The Leggett website does not constitute part of this Form 10-Q filing.
CERTIFICATE OF ELIMINATION
On November 5, 2024, the Board adopted a Certificate of Elimination of Certificate of Designation of Series A Junior Participating Preferred Stock (the “Certificate of Elimination”) which was filed with the Missouri Secretary of State on November 6, 2024 and had the effect of eliminating from the Company’s Restated Articles of Incorporation all references to the Series A Junior Participating Preferred Stock associated with the Company’s prior shareholder rights plan which expired by its terms in 2009. The Company’s Restated Articles of Incorporation and Certificate of Elimination are attached as Exhibit 3.1.1 and Exhibit 3.1.2, respectively, and are incorporated herein by reference.
CHANGES TO BYLAWS
On November 5, 2024, the Board amended the Company’s Bylaws, effective immediately, to eliminate an outdated reference to Section 162(m) of the Internal Revenue Code (the “Code”). The Bylaws contained a provision that allowed the Company to exclude a “proxy access” shareholder nominee for election as a director in its proxy materials for any annual meeting of shareholders, or if the proxy statement has already been filed, to exclude the nomination of (or a vote with respect to) a shareholder nominee for director, if such nominee was not an “outside director” for the purposes of Section 162(m) of the Code. The Board removed this exclusion in light of amendments to Section 162(m) which rendered it inapplicable to the Company for this purpose. A marked version of the amended Bylaw provisions, and a clean version of the Company’s Bylaws, as amended effective November 5, 2024, is attached hereto as Exhibit 3.2.1 and Exhibit 3.2.2, respectively, and are incorporated herein by reference.

Item 6.	Exhibits.
        EXHIBIT INDEX

Exhibit No.	Description
3.1.1*	Restated Articles of Incorporation of the Company as of May 13, 1987, with Amendments dated May 12, 1993 and May 20, 1999.
3.1.2*	Certificate of Elimination of Certificate of Designation of Series A Junior Participating Preferred Stock dated November 5, 2024.
3.2.1*	Bylaw Provisions of the Company, amended through November 5, 2024, marked to show changes from prior Bylaw Provisions, as amended through February 22, 2023.
3.2.2*	Bylaws of the Company, as amended through November 5, 2024
10.1	Deferred Compensation Program, effective October 30, 2024, filed November 1, 2024, as Exhibit 10.1 to the Company's Form 8-K, is incorporated herein by reference.
31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2024
31.2*	Certification of Benjamin M. Burns, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2024
32.1**	Certification of Karl G. Glassman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2024
32.2**	Certification of Benjamin M. Burns, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2024
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*,***	Inline XBRL Taxonomy Extension Schema
101.CAL*,***	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*,***	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*,***	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*,***	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes filed herewith.
**	Denotes furnished herewith.
***
Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets at September 30, 2024 and December 31, 2023; (ii) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2024 and September 30, 2023; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and September 30, 2023; (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023; (v) Consolidated Condensed Statements of Changes in Equity for the three and nine months ended September 30, 2024 and September 30, 2023; and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: November 7, 2024	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman President and Chief Executive Officer

DATE: November 7, 2024	By:	/s/ BENJAMIN M. BURNS
Benjamin M. Burns Executive Vice President and Chief Financial Officer