Form 10-Q
period 2025-03-31
LEGGETT & PLATT INC
filed 2025-05-07
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of May 1, 2025: 135,144,514

LEGGETT & PLATT, INCORPORATED—10-Q
FOR THE PERIOD ENDED MARCH 31, 2025

Forward-Looking Statements
This report may contain “forward-looking” statements including, but not limited to: projections of our revenue, income, earnings, capital expenditures, dividends, product demand, capital structure, cash flows, interest costs, the payment of cash dividends, metal margins, cash repatriation, tax impacts, effective tax rate, maintenance of commercial paper indebtedness, litigation expense, acquisition or disposition activity, collectability of receivables, ability to issue debt, cybersecurity protections and costs, cash expenditures, antidumping determinations, amortization expense, uses of cash, our technological competitiveness, compiling a GHG emissions inventory, hedge accounting treatment, unauthorized use of artificial intelligence, industry demand projections, impact of accounts receivable and payable programs, access to liquidity, compliance with debt covenants, raw material and parts availability and pricing, supply chain disruptions, labor, raw material and part shortages, inventory levels, emissions reduction targets and costs, goodwill or other asset impairment; proceeds from the sale of the Aerospace Products Group; possible plans, goals, objectives, prospects, strategies, or trends concerning future operations; statements concerning future economic performance; items related to the restructuring plan (the 2024 Restructuring Plan or 2024 Plan) such as estimates of the amounts, types, and timing of facility closures, restructuring-related costs (cash and non-cash including write-down of inventories) and impairment charges, sales reduction, proceeds from the sale of facilities, and EBIT benefit; the net positive impact of tariffs on our results of operations; and the underlying assumptions relating to forward-looking statements. These statements are identified by the context in which they appear or words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” or the like. All forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described herein.
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
Readers should review Item 1A Risk Factors in our Form 10-K filed February 26, 2025 and in this Form 10-Q for a description of factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties, and developments which may cause actual events or results to differ materially from forward-looking statements. However, some of these risks and uncertainties include:
•the occurrence of any event, change, or other circumstance that could give rise to the termination of the agreement to sell the Aerospace Products Group (Transaction); the possibility that one or more closing conditions to the Transaction, including certain regulatory approvals, may not be satisfied or waived, in a timely manner or at all, including the risk that a governmental entity may prohibit, delay, or refuse to grant approval for the consummation of the Transaction, or may require conditions, limitations, or restrictions in connection with such approvals; the risk that the Transaction may not be completed within the expected timeframe, or at all; the risk that the debt financing to be provided to the buyer by the third-party lender in the Transaction falls through; unexpected costs, charges, or expenses resulting from the Transaction; uncertainty of our expected financial performance following completion of the Transaction;
•potential changes to our 2024 Restructuring Plan, including estimates relating to cash and non-cash costs, EBIT benefit, sales attrition, and the sale of real estate; our ability to complete the 2024 Plan or sell real estate and obtain expected proceeds in a timely manner; the impact on relationships with employees, customers, and suppliers; and other restructuring and impairment costs in addition to the 2024 Plan;
•tariffs imposed by the U.S. government and retaliatory tariffs by other countries resulting in increased costs of our imported purchases and higher prices of our exported products, which may negatively impact the demand for our products, our profit margins, and earnings;
•delays and non-delivery of raw materials, parts, and finished products in our supply chain from fire, explosion, terrorism, geopolitical conflicts (including the India-Pakistan conflict), government action, labor strikes, delivery port shutdowns, trade tensions, trucking constraints, pandemics, vendor quality issues, and non-compliance with laws;
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
•litigation risks;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Balance Sheets (Unaudited)

(Amounts in millions)	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$412.6	$350.2
Trade receivables, net	522.3	503.0
Other receivables, net	35.8	56.4
Inventories	678.3	722.6
Prepaid expenses and other current assets	47.9	55.8
Current assets held for sale	87.2	2.5
Total current assets	1,784.1	1,690.5
Property, Plant and Equipment—at cost
Machinery and equipment	1,460.1	1,466.3
Buildings and other	748.0	780.6
Land	37.1	39.0
Total property, plant and equipment	2,245.2	2,285.9
Less accumulated depreciation	1,553.1	1,561.5
Net property, plant and equipment	692.1	724.4
Other Assets
Goodwill	734.9	794.4
Other intangibles, net	98.4	140.4
Operating lease right-of-use assets	163.6	175.7
Sundry	134.0	131.5
Non-current assets held for sale	141.8	4.7
Total other assets	1,272.7	1,246.7
TOTAL ASSETS	$3,748.9	$3,661.6
LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long-term debt and short-term debt	$1.3	$1.3
Current portion of operating lease liabilities	52.0	53.4
Accounts payable	476.5	497.7
Accrued expenses	202.6	242.2
Other current liabilities	44.6	51.8
Current liabilities held for sale	33.4	—
Total current liabilities	810.4	846.4
Long-term Liabilities
Long-term debt	1,935.1	1,862.8
Operating lease liabilities	119.3	131.1
Other long-term liabilities	77.6	82.2
Long-term liabilities held for sale	8.3	—
Deferred income taxes	50.6	48.9
Total long-term liabilities	2,190.9	2,125.0
Commitments and Contingencies
Equity
Common stock	2.0	2.0
Additional contributed capital	555.4	568.7
Retained earnings	2,088.2	2,064.5
Accumulated other comprehensive loss	(92.5)	(115.8)
Treasury stock	(1,806.3)	(1,830.0)
Total Leggett & Platt, Inc. equity	746.8	689.4
Noncontrolling interest	.8	.8
Total equity	747.6	690.2
TOTAL LIABILITIES AND EQUITY	$3,748.9	$3,661.6
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions, except per share data)	2025	2024
Net trade sales	$1,022.1	$1,096.9
Cost of goods sold	832.1	910.5
Gross profit	190.0	186.4
Selling and administrative expenses	123.6	125.9
Amortization of intangibles	5.0	4.9
Net gain on disposal of assets and businesses	(2.1)	(10.2)
Other expense, net of other income	.6	2.8
Earnings (loss) before interest and income taxes	62.9	63.0
Interest expense	18.8	21.6
Interest income	1.0	1.0
Earnings (loss) before income taxes	45.1	42.4
Income taxes	14.5	10.8
Net earnings (loss)	30.6	31.6
(Earnings) attributable to noncontrolling interest, net of tax	—	—
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$30.6	$31.6

Net earnings (loss) per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.22	$.23
Diluted	$.22	$.23

Weighted average shares outstanding
Basic	137.8	136.8
Diluted	138.6	137.3
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions)	2025	2024
Net earnings (loss)	$30.6	$31.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22.7	(23.5)
Cash flow hedges	.6	(1.5)
Defined benefit pension plans	—	.2
Other comprehensive income (loss), net of tax	23.3	(24.8)
Comprehensive income (loss)	53.9	6.8
Add: comprehensive income attributable to noncontrolling interest	—	—
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$53.9	$6.8
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2025	2024
Operating Activities
Net earnings (loss)	$30.6	$31.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	26.2	27.9
Amortization of intangibles and supply agreements	5.4	5.0
Long-lived asset impairment	.3	2.3
Increase in provision for losses on accounts receivable	1.2	4.9
Write-down of inventories	4.5	6.4
Net gain from disposal of assets and businesses	(2.1)	(10.2)
Stock-based compensation	8.2	10.0
Other, net	(3.3)	(1.9)
Changes in working capital, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(26.6)	(28.8)
Inventories	(12.4)	.8
Other current assets	5.3	1.2
Accounts payable	(5.1)	(35.5)
Accrued expenses and other current liabilities	(25.4)	(19.8)
Net Cash Provided by (Used for) Operating Activities	6.8	(6.1)
Investing Activities
Additions to property, plant and equipment	(13.3)	(25.9)
Proceeds from disposals of assets and businesses	5.6	15.2
Other, net	1.6	.3
Net Cash Used for Investing Activities	(6.1)	(10.4)
Financing Activities
Payments on long-term debt	(.1)	(4.3)
Change in commercial paper and short-term debt	69.1	89.2
Dividends paid	(6.7)	(61.3)
Purchases of common stock	(2.0)	(4.1)
Other, net	(.3)	(1.4)
Net Cash Provided by Financing Activities	60.0	18.1
Effect of Exchange Rate Changes on Cash	1.7	(5.8)
Increase (Decrease) in Cash and Cash Equivalents	62.4	(4.2)
Cash and Cash Equivalents—January 1,	350.2	365.5
Cash and Cash Equivalents—March 31,	$412.6	$361.3
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
Beginning balance, January 1, 2025	$570.7	$2,064.5	$(115.8)	$(1,830.0)	$.8	$690.2
Net earnings (loss)	—	30.6	—	—	—	30.6
Dividends declared (Note D)	.2	(6.9)	—	—	—	(6.7)
Treasury stock purchased	—	—	—	(2.0)	—	(2.0)
Treasury stock issued	(24.5)	—	—	25.7	—	1.2
Other comprehensive income (loss), net of tax (Note I)	—	—	23.3	—	—	23.3
Stock-based compensation transactions, net of tax	11.0	—	—	—	—	11.0
Ending balance, March 31, 2025	$557.4	$2,088.2	$(92.5)	$(1,806.3)	$.8	$747.6

	Three Months Ended March 31, 2024
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
Beginning balance, January 1, 2024	$577.8	$2,661.1	$(43.7)	$(1,861.9)	$.7	$1,334.0
Net earnings (loss)	—	31.6	—	—	—	31.6
Dividends declared (Note D)	1.5	(63.1)	—	—	—	(61.6)
Treasury stock purchased	—	—	—	(4.1)	—	(4.1)
Treasury stock issued	(20.6)	—	—	22.7	—	2.1
Other comprehensive income (loss), net of tax (Note I)	—	—	(24.8)	—	—	(24.8)
Stock-based compensation transactions, net of tax	12.3	—	—	—	—	12.3
Ending balance, March 31, 2024	$571.0	$2,629.6	$(68.5)	$(1,843.3)	$.7	$1,289.5
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
The December 31, 2024 financial position data included herein was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.
Accounts Receivable and Accounts Payable Programs
We participate in trade receivables sales programs in combination with third-party banking institutions and certain customers. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. Approximately $50.0 and $45.0 of trade receivables were sold and removed from our balance sheets at March 31, 2025 and December 31, 2024, respectively.
We occasionally utilize third-party programs that allow our suppliers to be paid earlier at a discount. While we continue to make payments based on our customary terms, a supplier can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The accounts payable settled through the third-party programs, which remain on our Consolidated Balance Sheets, were approximately $105.0 and $120.0 at March 31, 2025 and December 31, 2024, respectively.
Reclassifications
Certain immaterial reclassifications have been made to prior year's information in the Consolidated Condensed Balance Sheet and Note L regarding assets held for sale to conform to the 2025 presentation.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
New Accounting Guidance
The Financial Accounting Standards Board (FASB) regularly issues updates to the FASB Accounting Standards Codification that are communicated through issuance of an Accounting Standards Update (ASU). Below is a summary of the ASUs effective for future periods that are most relevant to our financial statements:
•ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”: This ASU requires disclosure of specific categories in the rate reconciliation and income taxes paid disaggregated by jurisdiction. This guidance is effective for our annual periods beginning January 1, 2025. We expect the adoption to result in disclosure changes only.
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

	Three Months Ended March 31,
	2025	2024
Bedding Products
Bedding Group	$390.7	$448.0

Specialized Products
Automotive Group	197.2	210.9
Aerospace Products Group (Note L)	53.0	45.6
Hydraulic Cylinders Group	49.9	59.4
	300.1	315.9

Furniture, Flooring & Textile Products
Home Furniture Group	66.8	72.2
Work Furniture Group	68.9	70.1
Flooring & Textile Products Group	195.6	190.7
	331.3	333.0
	$1,022.1	$1,096.9

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
C—Segment Information
We have three operating segments that supply a wide range of products:
•Bedding Products: This segment supplies a variety of components used by bedding manufacturers in the production and assembly of their finished products, as well as produces private label finished mattresses and adjustable bed bases. This segment is also vertically integrated in the production and supply of specialty foam chemicals, steel rod, and drawn steel wire to our own operations and to external customers. We also supply steel rod and wire to trade customers that operate in a broad range of markets.
•Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and heavy-construction industries.
•Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components.
Our reportable segments are the same as our operating segments, which correspond with our management organizational structure. Each of our segments has an executive vice president who has accountability to, and maintains regular contact with, our CEO, who is the chief operating decision maker (CODM).
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

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
A summary of segment results for the periods presented is as follows:

	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products	Total
Three Months Ended March 31, 2025
Trade sales [1]	$390.7	$300.1	$331.3	$1,022.1
Inter-segment sales	5.2	.2	2.3	7.7
Total segment sales	395.9	300.3	333.6	1,029.8
Less:
Depreciation and amortization	13.0	10.4	4.9	28.3
Nonoperating assets depreciation and amortization [2]	1.3	.9	1.1	3.3
Total depreciation and amortization	14.3	11.3	6.0	31.6
Restructuring, restructuring-related, and impairment charges (Note E)	3.4	3.4	.1	6.9
Gain on sale of real estate	—	—	(3.2)	(3.2)
Other segment items [3]	368.6	257.2	305.9	931.7
Segment EBIT	$9.6	$28.4	$24.8	62.8
Intersegment eliminations and other				.1
Interest expense net of interest income				(17.8)
Earnings (loss) before income taxes				$45.1

Three Months Ended March 31, 2024
Trade sales [1]	$448.0	$315.9	$333.0	$1,096.9
Inter-segment sales	6.4	.4	2.5	9.3
Total segment sales	454.4	316.3	335.5	1,106.2
Less:
Depreciation and amortization	14.6	10.1	5.3	30.0
Nonoperating assets depreciation and amortization [2]	1.2	.8	.9	2.9
Total depreciation and amortization	15.8	10.9	6.2	32.9
Restructuring, restructuring-related, and impairment charges (Note E)	9.3	—	1.5	10.8
Gain on sale of real estate	(7.9)	—	—	(7.9)
Gain from net insurance proceeds	—	—	(2.2)	(2.2)
Other segment items [3]	421.5	281.7	306.4	1,009.6
Segment EBIT	$15.7	$23.7	$23.6	63.0
Intersegment eliminations and other				—
Interest expense net of interest income				(20.6)
Earnings (loss) before income taxes				$42.4
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

Average Assets by Segment	March 31, 2025	December 31, 2024
Bedding Products	$670.6	$741.8
Specialized Products	386.5	398.7
Furniture, Flooring & Textile Products	319.4	346.1
Average current liabilities included in segment numbers above	663.1	692.7
Unallocated assets [1]	1,701.6	1,634.0
Difference between average assets and period-end balance sheet	7.7	(151.7)
Total assets	$3,748.9	$3,661.6
1 Unallocated assets consist primarily of goodwill, other intangibles, cash, and deferred tax assets.
D—Earnings (Loss) Per Share (EPS)
Basic and diluted earnings (loss) per share were calculated as follows:

	Three Months Ended March 31,
	2025	2024
Net earnings (loss)
Net earnings (loss)	$30.6	$31.6
Earnings attributable to noncontrolling interest, net of tax	—	—
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$30.6	$31.6

Weighted average number of shares (in millions)
Weighted average number of common shares used in basic EPS	137.8	136.8
Dilutive effect of stock-based compensation	.8	.5
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	138.6	137.3

Basic and diluted EPS
Basic EPS attributable to Leggett & Platt common shareholders	$.22	$.23

Diluted EPS attributable to Leggett & Platt common shareholders	$.22	$.23

Other information
Anti-dilutive shares excluded from diluted EPS computation	.8	.5

Cash dividends declared per share	$.05	$.46
E—Restructuring and Related Activities
In 2024, we committed to a restructuring plan (the 2024 Restructuring Plan or 2024 Plan). The 2024 Plan is primarily associated with our Bedding Products segment and includes, to a lesser extent, our Furniture, Flooring & Textile Products segment, an opportunity within the Specialized Products segment, and general and administrative cost structure initiatives. 2024 Plan costs are expected to be substantially complete by the end of 2025.
Over the course of the restructuring timeline, we plan to consolidate between 15 and 20 production and distribution facilities in the Bedding Products segment and a small number of production facilities in the

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
Furniture, Flooring & Textile Products segment. Our total restructuring, restructuring-related, and impairment costs for the 2024 Plan are expected to be between $80.0 and $90.0, of which $47.8 was incurred in 2024, with the remainder expected to be substantially incurred in 2025. As of March 31, 2025, we have incurred life-to-date 2024 Plan costs of $53.3.
The following table presents all restructuring and restructuring-related activity, including impairments for the periods presented:

	Total Amount Expected to be Incurred	Total Amount Incurred to Date Since January 1, 2024	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
2024 Restructuring Plan activity:
Net restructuring and restructuring-related	$60.0 to $70.0	$48.8	$5.2	$8.5
Goodwill and long-lived asset impairment costs associated with this plan	Approximately $20.0	4.5	.3	2.3
Total 2024 Restructuring Plan activity	$80.0 to $90.0	53.3	5.5	10.8

Other restructuring activity:
Net restructuring and restructuring-related [1]			1.4	—
Total net restructuring and restructuring-related activity, including impairments			$6.9	$10.8

Amount of total that represents net cash charges to 2024 Plan		$35.0	$4.7	$6.2
1 This includes cash charges for divestiture-related expenses associated with the pending sale of our Aerospace business that met held for sale criteria in the first quarter of 2025 as discussed in Note L. Costs were $1.4 for the three months ended March 31, 2025. There were no costs for the three months ended March 31, 2024.

The table below presents the 2024 Plan restructuring and restructuring-related activity for the periods presented:

	Income Statement Presentation	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Restructuring costs:
Termination benefits, relocation, and other restructuring costs	Other expense, net of other income	$2.3	$5.7
Restructuring-related costs (gains):
Inventory obsolescence and other	Cost of goods sold	.5	2.3
Professional services and other	Selling and administrative expenses	1.0	.5
Net loss on disposal of assets and businesses	Net gain on disposal of assets and businesses	1.4	—
Total restructuring-related costs		2.9	2.8
Total net restructuring and restructuring-related costs		$5.2	8.5

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
Net restructuring and restructuring-related 2024 Plan costs by segment were as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Bedding Products	$3.1	$7.0
Specialized Products	2.0	—
Furniture, Flooring & Textile Products	.1	1.5
Total net restructuring and restructuring-related costs	$5.2	$8.5
The accrued liability associated with the 2024 Plan consisted of the following:

	Balance at December 31, 2024	Add: 2025 Charges	Less: 2025 Payments	Balance at March 31, 2025
Termination benefits	$.8	$1.5	$1.5	$.8
Relocation and other restructuring costs	—	.8	.8	—
Total	$.8	$2.3	$2.3	$.8
F—Accounts and Other Receivables
Accounts and other receivables consisted of the following:

	March 31, 2025		December 31, 2024
	Current	Long-term	Current	Long-term
Total trade receivables	$537.1	$—	$517.2	$—
Allowance for doubtful accounts - trade receivables	(14.8)	—	(14.2)	—
Trade receivables, net	$522.3	$—	$503.0	$—

Taxes receivable, including income taxes	$3.1	$—	$4.1	$—
Value-added taxes (VAT) recoverable [1]	21.5	11.4	40.1	6.0
Other receivables	11.2	4.5	12.2	4.5
Other receivables, net	$35.8	$15.9	$56.4	$10.5
1 This includes recoverable amounts from various countries, including Mexico, where we have experienced VAT refund delays from the Mexican government. We believe these are fully collectible. Total Mexico VAT recoverable was $20.8 ($9.4 current and $11.4 long term) at March 31, 2025, and $35.5 ($29.5 current and $6.0 long term) at December 31, 2024.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2024	Change in Provision	Less: Net Charge-offs/ (Recoveries) and Other	Balance at March 31, 2025
Total allowance for doubtful accounts on trade receivables	$14.2	$1.2	$.6	$14.8

The amounts in the above tables reflect the reclassification of certain receivables and allowance for doubtful accounts to held for sale as discussed in Note L.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
G—Inventories
The following table recaps the components of inventory for each period presented:

	March 31, 2025	December 31, 2024
Finished goods	$320.3	$321.6
Work in process	41.1	72.1
Raw materials and supplies	316.9	328.9
Inventories	$678.3	$722.6
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
The amounts in the above table reflect the reclassification of certain inventories to held for sale as discussed in Note L.
H—Stock-Based Compensation
The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Restricted Stock Unit awards	$7.0	$—	$6.3	$—
All other stock plans	—	.3	1.7	(.3)
Total stock-based compensation expense (income)	7.0	$.3	8.0	$(.3)
Employee contributions for above stock plans	1.2		2.0
Total stock-based compensation	$8.2		$10.0

Tax benefits on stock-based compensation expense	$1.7		$2.0
Tax (expense)/benefits on stock-based compensation payments	(2.5)		(.8)
Total tax (expense)/benefits associated with stock-based compensation	$(.8)		$1.2

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
I—Accumulated Other Comprehensive Income (Loss)
The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended March 31,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2025	$(115.8)	$7.2	$(7.2)	$(115.8)
Other comprehensive income (loss)	22.7	(.2)	(.2)	22.3
Reclassifications, pretax	—	.9	.1	1.0
Income tax effect	—	(.1)	.1	—
Balance, March 31, 2025	$(93.1)	$7.8	$(7.2)	$(92.5)

Balance, January 1, 2024	$(42.6)	$12.5	$(13.6)	$(43.7)
Other comprehensive income (loss)	(23.5)	(.8)	—	(24.3)
Reclassifications, pretax	—	(1.1)	.3	(.8)
Income tax effect	—	.4	(.1)	.3
Balance, March 31, 2024	$(66.1)	$11.0	$(13.4)	$(68.5)
J—Fair Value
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

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$190.9	$—	$190.9
Derivative assets (Note K)	—	2.7	—	2.7
Diversified investments associated with the Executive Stock Unit (ESU) Program	52.3	—	—	52.3
Total assets	$52.3	$193.6	$—	$245.9
Liabilities:
Derivative liabilities (Note K)	$—	$5.2	$—	$5.2
Liabilities associated with the ESU Program	52.3	—	—	52.3
Total liabilities	$52.3	$5.2	$—	$57.5

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$156.0	$—	$156.0
Derivative assets (Note K)	—	5.1	—	5.1
Diversified investments associated with the ESU Program	55.1	—	—	55.1
Total assets	$55.1	$161.1	$—	$216.2
Liabilities:
Derivative liabilities (Note K)	$—	$7.0	$—	$7.0
Liabilities associated with the ESU Program	53.9	—	—	53.9
Total liabilities	$53.9	$7.0	$—	$60.9
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 1) was approximately $235.0 less than carrying value of $1,488.8 at March 31, 2025 and approximately $245.0 less than carrying value of $1,488.3 at December 31, 2024.
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
K—Derivative Financial Instruments
The following table presents assets and liabilities representing the fair value of our most significant derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution and do not consider the offsetting underlying hedged item.

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of March 31, 2025
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Sep 2026	$238.8	$2.4	$—	$4.2	$.2
Total fair value hedges	Jun 2025	13.7	.2	—	—	—
Not designated as hedging instruments	Mar 2026	149.0	.1	—	.8	—
Total derivatives			$2.7	$—	$5.0	$.2

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2024
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Jun 2026	$254.0	$3.1	$.3	$5.8	$.3
Total fair value hedges	Jun 2025	19.0	.1	—	.1	—
Not designated as hedging instruments	Dec 2025	166.5	1.6	—	.8	—
Total derivatives			$4.8	$.3	$6.7	$.3
The following table sets forth the pretax (gains) losses for our hedging activities for the periods presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note I) as well as derivative settlements recorded directly to income or expense.

Derivatives	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Three Months Ended March 31,
		2025	2024
Designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$(.1)	$(.1)
Currency cash flow hedges	Net trade sales	1.5	.1
Currency cash flow hedges	Cost of goods sold	(.3)	(.5)
Total cash flow hedges		1.1	(.5)
Fair value hedges	Other expense, net of other income	(.1)	.2
Not designated as hedging instruments	Other expense, net of other income	3.0	(1.1)
Total derivative instruments		$4.0	$(1.4)

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
L—Assets Held For Sale and Divestitures
In March 2025, we divested a small U.S. machinery business within our Bedding Products segment which had immaterial amounts of annual external sales and EBIT. The net sales price was $1.2 and approximated the carrying cost of the business.
On March 25, 2025, our Board of Directors approved the sale of our Aerospace Products Group, which is a part of our Specialized Products segment. On April 2, 2025, we signed an agreement for a cash purchase price of $285.0, subject to adjustments for working capital, cash, and indebtedness. It is subject to customary closing conditions and regulatory approvals. This group met held for sale criteria at March 31, 2025, but did not meet the criteria for discontinued operations because it does not represent a strategic shift that would have a major effect on our financial results. The sale is expected to close in 2025.
The held for sale items are shown on our Consolidated Condensed Balance Sheets as follows:

	March 31, 2025	December 31, 2024
Trade receivables, net	$29.2	$—
Inventories	56.8	2.5
Prepaid expenses and other current assets	1.2	—
Total current assets held for sale	87.2	2.5

Net property, plant and equipment	28.9	4.7
Goodwill	67.2	—
Other intangibles, net	38.7	—
Sundry	7.0	—
Total non-current assets held for sale	141.8	4.7

Total assets held for sale	$229.0	$7.2

Current portion of operating lease liabilities	$1.4	$—
Accounts payable	17.0	—
Accrued expenses	10.8	—
Other current liabilities	4.2	—
Total current liabilities held for sale	33.4	—

Operating lease liabilities	4.9	—
Other long-term liabilities	3.4	—
Total long-term liabilities held for sale	8.3	—

Total liabilities and equity held for sale	$41.7	$—

Net assets held for sale	$187.3	$7.2
The above table includes:

	March 31, 2025	December 31, 2024
Aerospace Products Group	$183.1	$—
Property, Plant and Equipment primarily associated with the closing of other operations	4.2	4.7
Inventories associated with the U.S. machinery business	—	2.5
	$187.3	$7.2
The Aerospace Products Group had external sales of $53.0 and $45.6 and pretax earnings (excluding corporate overhead) of $7.2 and $2.7 for the three months ended March 31, 2025 and March 31, 2024, respectively.

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
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss, in the aggregate, of $1.4 at March 31, 2025 and December 31, 2024. There were no material adjustments to the accrual, including cash payments and expense, for the three-month periods ending March 31, 2025 and March 31, 2024. The accruals do not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows.

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of March 31, 2025, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of the accruals noted above are estimated to be $15.5. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $15.5 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
HIGHLIGHTS
We had first quarter trade sales of $1,022 million for the three months ending March 31, 2025, a decrease of 7% versus the first quarter 2024.
Earnings Per Share (EPS) was $.22 for the three months ending March 31, 2025, compared to $.23 in the same period of 2024. First quarter EPS includes $.04 in restructuring and restructuring-related charges and a $.02 gain from the sale of real estate.
Earnings Before Interest and Taxes (EBIT) for the three months ending March 31, 2025 was $63 million. This is flat compared to the same period in 2024. First quarter includes $7 million of restructuring and restructuring-related costs and a $3 million gain from the sale of real estate.
We entered into an agreement to sell our Aerospace Products Group for a cash purchase price of $285 million, subject to adjustments for working capital, cash, and indebtedness. We expect to receive approximately $240 million in after-tax proceeds from the sale, which is subject to customary closing conditions and regulatory approvals.
In March 2025, we sold part of our Machinery business unit, which produces quilting and sewing machines, for a net sales price of $1 million. The remainder of our Machinery business unit has been retained and folded into our U.S. Spring and International Bedding business units. With this change, our number of business units has been reduced from 15 to 14.
The 2024 Restructuring Plan continues to progress across all three of our segments, including our corporate general and administrative cost initiatives.
Operating cash flow was $7 million in the first three months of 2025, an increase of $13 million versus the same period of 2024.
In February 2025, the Board of Directors declared a first quarter dividend of $.05, $.41 lower than last year's first quarter dividend.
INTRODUCTION
What We Do
We are a diversified manufacturer that conceives, designs, and produces a wide range of engineered components and products found in many homes, offices, and automobiles. We make components that are often hidden within, but integral to, our customers’ products.
We are a leading supplier of bedding components and private label finished goods; automotive seat comfort and convenience systems; home and work furniture components; geo components; flooring underlayment; hydraulic cylinders for material-handling and heavy-construction industries; and aerospace tubing and fabricated assemblies.

Our Segments
Our operations are comprised of approximately 115 production facilities located in 18 countries around the world. Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. Our segments are described below.
Bedding Products: This segment supplies a variety of components used by bedding manufacturers in the production and assembly of their finished products, as well as produces private label finished mattresses and adjustable bed bases. This segment is also vertically integrated in the production and supply of specialty foam chemicals, steel rod, and drawn steel wire to our own operations and to external customers. We also supply steel rod and wire to trade customers that operate in a broad range of markets. This segment contributed 38% of our trade sales during the first three months of 2025.
Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and heavy-construction industries. This segment contributed 29% of our trade sales in the first three months of 2025.
Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components. This segment contributed 33% of our trade sales in the first three months of 2025.
Customers
We serve a broad suite of customers, with our largest customer representing less than 8% of our trade sales in 2024. Many are companies whose names are widely recognized. They include bedding brands and manufacturers, residential and office furniture producers, automotive OEM and Tier manufacturers, and a variety of other companies.
Organic Sales
We calculate organic sales as trade sales excluding sales attributable to acquisitions and divestitures consummated within the last twelve months. Management uses the metric, and it is useful to investors, as supplemental information to analyze our underlying sales performance from period to period in our legacy businesses.
Major Factors That Impact Our Business
Tariffs Impacting our Business
We continue to monitor and evaluate policy changes impacting global trade, including tariff regulations and the effects of recently announced tariffs, as well as the potential imposition of modified or additional tariffs. Prior to the recently announced tariffs, our U.S. businesses sourced approximately $400 million of products annually from trade and intercompany suppliers located in foreign countries, including approximately $100 million from China. Approximately 60% of our trade sales are produced and consumed in the U.S., while another 8% of sales produced abroad are consumed in the U.S., with 5% currently exempt under the United States-Mexico-Canada Agreement (USMCA). Tariffs present both positive and negative impacts across our businesses, but, in the aggregate, based on limited information to date, which may change, we expect that they may produce a net positive impact on our consolidated results of operations. However, it is possible that wide-ranging tariffs will drive inflation, hurt consumer confidence, and ultimately reduce consumer demand for our products. Across our businesses, we have begun sourcing from less impacted geographies, shifting production where we have a global footprint, and passing on price increases when necessary.
In Bedding Products, global reciprocal tariffs could benefit our U.S. mattress operations, and steel tariffs could benefit our domestic innerspring operations. Tariffs are currently expected to lead to expanded metal margins and higher demand for our Steel Rod and Drawn Wire operations. However, our most significant tariff exposure in Bedding Products is expected to be in our Adjustable Bed operations, primarily due to electronics imported by our domestic operations from China. To offset this disadvantage, we plan to produce more products in our Mexican operation.

Within Specialized Products, tariffs are expected to disrupt our North American automotive supply chain. The majority of our North American production is in Canada and Mexico and is USMCA-qualifying and currently exempt from tariffs. Implementation of global tariffs on automotive parts is expected to have minimal direct impact on our operations, but is expected to cause OEM and Tier customers to shift production and sourcing, trigger pricing negotiations in our supply chain, and disrupt demand for our products.
In Furniture, Flooring & Textile Products, our Home Furniture operations in China primarily sell components to Asian customers who export finished furniture to the U.S. Our Chinese customers have slowed production significantly and are ramping up their Southeast Asian factories. Additionally, we sell components to U.S. customers and have some intercompany supply from our Chinese operations. We are moving some sourcing of our commodity products to other countries and shifting production to our U.S. operations where possible. We are also in the early stages of setting up production in another low-cost country and expect to be on par with our competitors who have low-cost facilities in the second half of 2025.
We are still evaluating the potential impact of tariffs on our results of operations and financial condition as well as our ability to potentially mitigate tariff impact. Although our analysis is preliminary and based on limited and changing information, we currently do not expect tariffs, as presently implemented or anticipated, to have a material adverse effect on our consolidated results of operations. However, if tariffs are modified, additional tariffs are implemented, or our preliminary information is incorrect, our consolidated results of operations could be materially negatively impacted.
Sale of the Aerospace Business
On April 2, 2025, we entered into a Share Purchase Agreement to sell our Aerospace Products Group for a cash purchase price of $285 million, subject to adjustments for working capital, cash, and indebtedness. Leggett's Aerospace Products Group is a supplier of complex, highly-engineered tube and duct assemblies for use primarily in commercial and military aircraft platforms and space launch vehicles. The business is comprised of seven manufacturing facilities located in the United States, the United Kingdom, and France and approximately 700 employees with net trade sales of $190 million in 2024.
Although we expect to receive approximately $240 million of after-tax proceeds from the sale, there is no assurance that the transaction will close on the anticipated terms, or at all. The Share Purchase Agreement is subject to customary closing conditions and regulatory approvals. The Share Purchase Agreement can be terminated if the transaction has not closed by October 2, 2025 (which will be extended to December 2, 2025, if approvals under foreign investment laws have not been obtained).
At March 31, 2025, the Aerospace Products Group met the criteria to be classified as held for sale, but did not meet the criteria for discontinued operations because it does not represent a strategic shift that would have a major effect on our financial results. For more information, see Note L to the Consolidated Condensed Financial Statements on page 19.
Goodwill and Long-Lived Asset Impairment Testing
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At March 31, 2025, goodwill and other intangible assets represented $833 million, or 22% of our total assets. In addition, all other long-term assets totaled $1.1 billion, or 30% of total assets.
We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur or at least annually. We perform our annual goodwill impairment testing in the second quarter. We review our long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate carrying values may not be recoverable.
The annual goodwill impairment testing in the second quarter of 2024 indicated that fair value had fallen below carrying value for three reporting units. We had 2024 impairments of $588 million, $44 million, and $44 million in our Bedding, Work Furniture, and Hydraulic Cylinders reporting units, respectively. After this impairment, the remaining goodwill balances were $314 million and $54 million in the Bedding and Work Furniture reporting units, respectively, and the Hydraulic Cylinders reporting unit did not have any goodwill remaining, each at March 31, 2025.

In evaluating the potential for impairment of goodwill and other long-lived assets, we make assumptions and estimates regarding future operating performance, business trends, and market and economic performance, including future sales, operating margins, growth rates, and discount rates. If actual results or the long-term outlook of any of our reporting units materially differ from the assumptions and estimates used in the goodwill and other long-lived assets valuation calculations, along with a sustained decrease in our stock price, we could incur future non-cash impairment charges, which could have a material negative impact on our earnings.
Our stock price has recently fluctuated and has generally been trading at lower prices, in part due to the announcement of new tariffs and other macroeconomic uncertainties. We do not believe that a lower stock price has been sustained. We considered this in conjunction with other factors, and we do not believe we had a triggering event to test goodwill for impairment in the first quarter of 2025. A lower stock price, along with other factors noted above, could result in a material goodwill impairment in the second quarter of 2025.
2024 Restructuring Plan
In 2024, we committed to a restructuring plan. The 2024 Plan is primarily associated with our Bedding Products segment and includes, to a lesser extent, our Furniture, Flooring & Textile Products segment, an opportunity within the Specialized Products segment, and general and administrative cost structure initiatives. Over the course of the restructuring timeline, we expect to consolidate between 15 and 20 production and distribution facilities in the Bedding Products segment and a small number of production facilities in the Furniture, Flooring & Textile Products segment. The following summarizes the 2024 Plan activity:

2024 ACCOMPLISHMENTS
Bedding Products segment
•Consolidated 14 production and distribution facilities (ten in U.S. Spring, three in Specialty Foam, one in Adjustable Bed)
◦Consolidated all domestic innerspring production into our four remaining locations
◦Exited our Mexican innerspring operation
•Downsized our Chinese innerspring operation
•Sold two properties
Specialized Products segment
•Launched restructuring activities in our Hydraulic Cylinders business to optimize manufacturing and improve operating efficiencies
Furniture, Flooring & Textile Products segment
•Closed one facility in Home Furniture
•Closed one facility in Flooring Products and substantially completed Phase 1 of Flooring Products restructuring
Corporate
•Reduced corporate general and administrative expenses to be fully realized in 2025

2025 PROGRESS
Bedding Products segment
•Divested a small U.S. machinery business (two facilities)
•Consolidated one Specialty Foam production facility
•Sold a property that closed in late April 2025 for net proceeds of $4 million
Specialized Products segment
•Continued implementation of manufacturing efficiency improvement activities in Hydraulic Cylinders
Furniture, Flooring & Textile Products segment
•Launched second phase of our consolidation efforts in Flooring Products

ADDITIONAL EXPECTATIONS
Bedding Products segment
•Substantially complete Specialty Foam consolidation
Specialized Products segment
•Full implementation of manufacturing efficiency improvement activities in Hydraulic Cylinders
Furniture, Flooring & Textile Products segment
•Completion of restructuring initiatives in Flooring Products

(Dollar amounts in millions-all pretax)	2024 Actual	Three Months Ended March 31, 2025	Full Year Estimates for 2025	Total Plan Estimate
Plan activity:
Restructuring and restructuring-related costs:
Cash	$30	$5	$15 to $20	$45 to $50
Non-cash	18	1	15 to 20	35 to 40
Total costs	$48	$6	$30 to $40	$80 to $90

Pretax net cash from real estate [1]	$20	$—	$15 to $40	$60 to $80
1 This is only related to the 2024 Plan and does not include the sale of idle real estate. The 2024 sale of real estate resulted in a pretax gain of $17 million. We expect up to an estimated $37 million of pretax gains in 2025, including $17 million in the second quarter of 2025, comprised of:
•One facility that closed in late April 2025 for $4 million
•Although subject to various conditions, one facility expected to close later in the second quarter for approximately $13 million
Due to the timing of listing properties, we expect the remaining real estate sales to occur in 2026.
EBIT Benefit:
We expect annualized EBIT benefit of $60–$70 million to be realized after initiatives are fully implemented.
•We realized $22 million for the full year 2024.
•We expect approximately $35–$40 million to be realized in the full year 2025, of which $14 million was realized in first quarter 2025.
•We expect approximately $5–$10 million in 2026.
Sales Attrition:
We anticipate approximately $80 million of annual sales attrition after initiatives are fully implemented.
•We realized $15 million for the full year 2024.
•We expect approximately $45 million of incremental sales attrition in 2025, of which $14 million was realized in first quarter 2025 (including $3 million from the divestiture of a small U.S. machinery business in our Bedding Products segment).
•We expect approximately $20 million of incremental sales attrition in 2026.
Unrelated to the 2024 Plan, we have incurred cash charges for divestiture-related expenses associated with the pending sale of our Aerospace business that met held for sale criteria in the first quarter of 2025 as discussed in Note L to the Consolidated Condensed Financial Statements on page 19. Costs were $1 million for the three months ended March 31, 2025. There were no costs for the three months ended March 31, 2024.
Total restructuring and restructuring-related costs, including 2024 Plan costs and costs incurred due to the pending sale of our Aerospace business, for the three months ended March 31, 2025 were $7 million ($6 million cash and $1 million non-cash).

2024 Plan costs are expected to be substantially complete by the end of 2025.
Because of certain risks and uncertainties, the estimates of the number of facilities to be consolidated, EBIT benefit, sales attrition, proceeds from the sale of real estate, and the cash and non-cash costs and impairments associated with the 2024 Plan may change as our analysis develops and additional information is obtained. Also, we may not be able to implement the 2024 Plan in a timely manner that will positively impact our financial condition and results of operations. Moreover, we may not be able to dispose of real estate pursuant to the 2024 Plan or obtain the expected proceeds in a timely manner. The 2024 Plan may also negatively impact our relationships with employees, customers, and vendors. The 2024 Plan may not achieve its intended outcomes. Any failure to achieve the intended outcomes could materially adversely affect our business, financial condition, results of operations, cash flows, and liquidity.
We continue to evaluate our businesses for further restructuring opportunities in addition to those activities included in the 2024 Plan. The execution of any of these opportunities may result in additional material restructuring costs, restructuring-related costs, or impairments.
Market Demand
Market demand (including product mix) is impacted by several economic factors, with housing turnover and consumer confidence being the most significant. Other important factors include disposable income levels, employment levels, and interest rates. All of these factors influence consumer spending on durable goods, and therefore affect demand for our products and components. Some of these factors also influence spending on infrastructure, facilities, and equipment, which has historically impacted approximately 25%-30% of our sales. The dynamic macroeconomic environment has pressured most of our end markets and negatively affected the demand for our products. We are also concerned that wide-ranging tariffs will drive inflation, hurt consumer confidence, and pressure consumer demand.
In recent years, the U.S. mattress market has become increasingly bifurcated. High volume imports have dominated online sales and pressured opening and mid-tier price points for traditional domestic OEMs. Additionally, some mattress manufacturers and retailers have faced financial stress as overall consumer demand for mattresses has declined. In the near-term, the domestic mattress industry is expected to continue to experience some level of volatility resulting from industry bankruptcies, consolidations, and import pressure.
Volatility related to the growth of Chinese EV manufacturers and multinational OEM market share challenges are expected to continue to impact the automotive industry. Delays in EV programs in Europe and changing expectations for internal combustion engines to EV program transitions in North America, along with consumer affordability issues, add additional uncertainty to OEM demand.
As a result of these uncertainties, we expect 2025 overall demand to be down from 2024 levels.
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
Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Steel costs modestly declined throughout 2024 as U.S. steel markets continued to face soft demand and increased foreign competition. In early 2025, steel costs increased largely due to higher demand and, in early April, we started seeing increased costs due to recently implemented tariffs reducing foreign competition.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Steel rod and steel scrap costs both declined modestly during

2024, leading to metal margin compression. In early 2025, metal margins expanded but were still below metal margins in the first quarter of 2024.
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. Average costs in early 2025 were in line with 2024 average costs.
Our other raw materials include woven and nonwoven fabrics. When we have experienced changes in the costs of these materials, we generally have been able to pass them through to our customers. In order to mitigate exposure under recently announced tariffs, our Textiles business has proactively been sourcing the majority of these materials from outside of China. We are well positioned to serve customers that may face supply disruption from their existing vendors.
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
In recent years, drought conditions lowered the water levels of the Mississippi River and Panama Canal, reducing traffic through these waterways and impacting some of our shipments. Although these issues did not materially impact our results of operations, additional logistical disruptions could result in additional costs and delays in our ability to deliver products timely to customers. Also, in late 2023 and early 2024, the conflict in the Red Sea caused delays with some of our shipments, while other shipments from China to the United States or Europe have been re-routed. Although these issues did not materially impact our results of operations, additional logistical disruptions including, but not limited to, labor availability, potential strikes, port congestion, and trade tensions could result in additional costs and delays in our ability to deliver products timely to certain customers.
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
In response to petitions filed with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) generally alleging that innersprings, steel wire rod, and mattresses were being unfairly sold in the United States by certain foreign manufacturers at less than fair value (dumping) and that certain foreign manufacturers of steel wire rod and mattresses were unfairly benefiting from subsidies, antidumping and/or countervailing duties have been imposed on the imports of such products. Following the DOC's determination in February 2025 that revocation of the 2019 antidumping duty order would likely lead to the continuation or recurrence of dumping of mattresses from China, the ITC extended the 2019 antidumping duty order on mattresses from China. The previous duties of up to 1,731% will remain in place. In 2025, the DOC and ITC determined that the revocation of certain innerspring orders would likely lead to the continuation or reoccurrence of dumping of uncovered innersprings from China, Vietnam, and South Africa. Consequently, they extended the antidumping duty orders on innerspring imports from these countries, with duties ranging from 116% to 234%, for an additional five years through 2030.
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
See Item 1 Legal Proceedings on page 42 for more information.
If any of the foregoing existing or future antidumping and countervailing duties are overturned on appeal or not extended beyond their current terms and dumping and/or subsidization recurs, or manufacturers in the subject countries continue to circumvent the existing duties through transshipment in other jurisdictions or otherwise, our market share, sales, profit margins, and earnings have been, and could continue to be, adversely affected.
Strategic Initiatives
We are evaluating the market attractiveness and competitive position of all our businesses and assessing opportunities for profitable, long-term growth. In addition to the planned sale of the Aerospace Products Group, we are continuing to determine which businesses are the best long-term fit for the company, and which, if any, should be divested.

RESULTS OF OPERATIONS
Discussion of Consolidated Results
Three Months:
Trade sales were $1,022 million in the first three months of 2025, a 7% decrease versus the same period last year. Organic sales decreased 7%. Volume was down 5%, primarily from continued weak demand in residential end markets, soft demand in Automotive and Hydraulic Cylinders, the expected exit of a customer in Specialty Foam, and restructuring-related sales attrition. These declines were partially offset by higher trade rod and wire sales and growth in Textiles and Aerospace. Raw material-related selling price decreases reduced sales 1% and currency impact reduced sales 1%.
EBIT was $63 million, flat versus the same period of 2024, primarily from restructuring benefit, operational efficiency improvements, lower restructuring costs, and disciplined cost management offset by lower volume, lower gains on the sales of real estate, metal margin compression, and the non-recurrence of a gain on net insurance proceeds from tornado damage.
EPS decreased to $.22 for the first three months of 2025, versus $.23 in the same period of 2024. The decline primarily reflects lower EBIT as discussed above.
Net Interest Expense and Income Taxes
Net interest expense was $3 million lower in the three months ended March 31, 2025, as compared to same period last year, primarily due to lower average net debt levels in 2025 versus 2024.
Our worldwide effective tax rate was 32% for the first quarter of 2025, compared to 25% for the same quarter last year. While the U.S. statutory federal income tax rate was 21% in both years, impacts associated with our foreign operations including foreign withholding taxes, foreign rate differentials, and Global Intangible Low-Taxed Income, added 7% to our tax rate in 2025 and 4% in 2024. The discrete impact in the quarter from stock compensation-related items added 6% in 2025 and 2% in 2024. Other less significant items reduced the tax rate by 2% in both years.
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

Discussion of Segment Results
Three Months:
A description of the products included in each segment, along with segment financial data, appears in Note C to the Consolidated Condensed Financial Statements on page 10. A summary of segment results is shown in the following tables. We use EBIT to assess operational performance, and it is useful to investors as it aids in understanding of underlying operational profitability.

Trade Sales (Dollar amounts in millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Change in Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$390.7	$448.0	$(57.3)	(12.8)%	(12.2)%
Specialized Products	300.1	315.9	(15.8)	(5.0)	(5.0)
Furniture, Flooring & Textile Products	331.3	333.0	(1.7)	(.5)	(.5)
Total trade sales	$1,022.1	$1,096.9	$(74.8)	(6.8)%	(6.6)%

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Bedding Products	$9.6	$15.7	$(6.1)	(38.9)%	2.5%	3.5%
Specialized Products	28.4	23.7	4.7	19.8	9.5	7.5
Furniture, Flooring & Textile Products	24.8	23.6	1.2	5.1	7.5	7.1
Intersegment eliminations and other	.1	—	.1
Total EBIT [2]	$62.9	$63.0	$(.1)	(.2)%	6.2%	5.7%

Depreciation and Amortization (Dollar amounts in millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Bedding Products	$13.0	$14.6
Specialized Products	10.4	10.1
Furniture, Flooring & Textile Products	4.9	5.3
Unallocated [3]	3.3	2.9
Total depreciation and amortization	$31.6	$32.9

1This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the respective segment discussion below for a reconciliation of the change in total segment trade sales to organic sales.
2Total three months ended March 31, 2025 EBIT of $62.9 million less interest expense net of interest income of $17.8 million and income tax of $14.5 million equals three months ended March 31, 2025 Net earnings (loss) of $30.6 million. Total three months ended March 31, 2024 EBIT of $63.0 million less interest expense net of interest income of $20.6 million and income tax of $10.8 million equals three months ended March 31, 2024 Net earnings (loss) of $31.6 million.
3Unallocated consists primarily of depreciation and amortization on non-operating assets.
Bedding Products
Trade sales decreased $57 million, or 13%. Organic sales decreased 12%. Volume decreased 10%, primarily due to demand softness in U.S. and European bedding markets, the expected loss of a customer in Specialty Foam and restructuring-related sales attrition, partially offset by higher trade rod and wire sales. Raw material-related selling price decreases and currency impact reduced sales 2%. The divestiture of a small U.S. machinery business that was part of the 2024 Plan reduced sales 1%.

EBIT decreased $6 million, primarily from lower volume, the non-recurrence of a gain from sale of real estate, and metal margin compression, partially offset by restructuring benefit and lower restructuring costs.
Specialized Products
Trade sales decreased $16 million, or 5%. Organic sales decreased 5%. Volume decreased 4% with declines in Automotive and Hydraulic Cylinders partially offset by growth in Aerospace. Raw material-related price increases added 1% to sales. Currency impact reduced sales 2%.
EBIT increased $5 million, primarily from disciplined cost management, operational efficiency improvements, and restructuring benefit, partially offset by restructuring costs, lower volume, and less benefit from a reduction to a contingent purchase price liability associated with a prior year acquisition.
Furniture, Flooring & Textile Products
Trade sales decreased $2 million, or 1%. Organic sales decreased 1%. Volume increased 2% from growth in Textiles partially offset by continued weak demand in residential end markets. Raw material-related selling price decreases reduced sales 2%. Currency impact reduced sales 1%.
EBIT increased $1 million, primarily from a gain on the sale of real estate, lower restructuring costs, and higher volume, partially offset by raw material-related pricing adjustments and the non-recurrence of a gain on net insurance proceeds from tornado damage.
LIQUIDITY AND CAPITALIZATION
Liquidity
Sources of Cash
Cash on Hand
At March 31, 2025, we had cash and cash equivalents of $413 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations.
If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $22 million. Due to capital requirements in various jurisdictions, approximately $95 million of this cash was inaccessible for repatriation at March 31, 2025. Inaccessible cash balances can fluctuate from quarter to quarter based on the amount of foreign distributable profits available and the variability of our foreign cash balances.
Cash from Operations
The primary source of funds for our short-term cash requirements is our cash generated from operating activities. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the three months ended March 31, 2025 was $7 million, up $13 million from the same period last year, primarily driven by a smaller use of working capital versus last year.

We closely monitor our working capital levels and ended the quarter with adjusted working capital at 15.0% of annualized trade sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities, and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed in Cash on Hand above, substantially all of these funds are held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Dollar amounts in millions)	March 31, 2025	December 31, 2024
Current assets	$1,784.1	$1,690.5
Current liabilities	810.4	846.4
Working capital	973.7	844.1
Less: Cash and cash equivalents included in current assets	412.6	350.2
Add: Current debt maturities and current portion of operating lease liabilities included in current liabilities	53.3	54.7
Adjusted working capital	$614.4	$548.6
Annualized trade sales [1]	$4,088.4	$4,225.6
Working capital as a percent of annualized trade sales	23.8%	20.0%
Adjusted working capital as a percent of annualized trade sales	15.0%	13.0%
1 Annualized trade sales is the respective quarter's trade sales multiplied by 4 (first quarter 2025 and fourth quarter 2024 trade sales were $1,022.1 million and $1,056.4 million, respectively). We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.
Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024		March 31, 2025	December 31, 2024	March 31, 2024
Trade Receivables	$522.3	$503.0	$577.4	DSO [1]	46	44	48

Inventories	$678.3	$722.6	$807.4	DIO [2]	73	77	81

Accounts Payable	$476.5	$497.7	$495.6	DPO [3]	52	52	50

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

At March 31, 2025, our Aerospace Products Group met the criteria to be classified as held for sale. As a result, we reclassified trade receivables of $29 million, inventories of $57 million, and accounts payable of $17 million to current assets and current liabilities held for sale, as discussed in Note L to the Consolidated Condensed Financial Statements on page 19. These balances are excluded from the table above, which decreased our DSO and DPO by approximately two days. DIO decreased by six days, due to the long lead times typical in the aerospace business.
Trade Receivables - Our trade receivables and DSO increased at March 31, 2025 compared to December 31, 2024 primarily due to sales late in the quarter, timing of collections, volume increases in our Textiles businesses, and working capital initiatives. These were partially offset by the Aerospace receivables which were reclassified to held for sale, weak demand in residential end markets, and lower pricing due to deflation. Trade receivables and DSO decreased compared to March 31, 2024 due to the Aerospace receivables which were reclassified to held for sale, restructuring plan impacts, demand softness, and lower pricing due to deflation. These were partially offset by volume increases in our Steel Rod and Textiles businesses.
We recorded bad debt expense of $1 million and $5 million during the first three months of 2025 and 2024, respectively. Weak demand and changing market dynamics have created disruption and financial instability for some of our customers, particularly in the Bedding Products segment. We monitor our receivable portfolio closely and make reserve decisions based upon individual customer credit risk reviews, aging of customer accounts, historical loss experience, and general macroeconomic and industry trends that could impact the expected collectability of all customers or pools of customers with similar risk. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based upon the facts and circumstances for each individual customer, as well as pools of similar customers.
Inventories - Our inventories and DIO decreased at March 31, 2025 compared to both December 31, 2024 and March 31, 2024 due to the Aerospace inventories which were reclassified to held for sale, 2024 Restructuring Plan impacts, demand softness, efforts to reduce inventories, and deflation.
We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. Inventory write-downs for the first three months of 2025 were $5 million versus $6 million in 2024.
Accounts Payable - Our accounts payable decreased and DPO remained flat compared to December 31, 2024 and our accounts payable decreased compared to March 31, 2024 primarily due to the Aerospace accounts payable which were reclassified to held for sale, timing of payments, and demand softness. DPO increased compared to March 31, 2024, primarily related to working capital initiatives. We continue to look for ways to establish and maintain favorable payment terms through purchasing synergies and also utilize third-party services that offer flexibility to our vendors, which, in turn, helps us manage our DPO as discussed below.
Accounts Receivable and Accounts Payable Programs - We participate in trade receivables sales programs in combination with certain customers and third-party banking institutions. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $50 and $45 million of trade receivables that were sold and removed from our balance sheets at March 31, 2025 and December 31, 2024, respectively. These sales reduced our quarterly DSO by roughly four days at both March 31, 2025 and December 31, 2024. Activities in these programs increased year-to-date operating cash flow by approximately $5 million for the three months ended March 31, 2025.

For accounts payable, we have historically looked for ways to optimize payment terms through utilizing third-party programs that allow our suppliers to be paid earlier at a discount. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. While we continue to make payments based on our customary terms, a supplier can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. As such, there is no direct impact on our DPO, accounts payable, operating cash flows, or liquidity. The accounts payable settled through the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $105 million and $120 million at March 31, 2025 and December 31, 2024, respectively.
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
Mexico Value-Added Taxes (VAT) Recoverable - We are subject to VAT in various jurisdictions. Where we are entitled to a refund of the VAT we have paid, we are required to make a claim for refund from the government authorities. We establish VAT receivables for these claims, but have been experiencing refund delays in Mexico. We believe these are fully collectible. Total Mexico VAT recoverable was $21 million ($11 million long term) at March 31, 2025, and $36 million ($6 million long term) at December 31, 2024.
Commercial Paper Program
Another source of funds for our short-term cash requirements is our $1.2 billion commercial paper program. As of March 31, 2025, we had $404 million available for borrowing under the program. For more information regarding the borrowing capacity under our commercial paper program, see Commercial Paper Program on page 37.
Credit Facility
Our credit facility is a multi-currency facility providing us the ability, from time to time, to borrow, repay, and re-borrow up to $1.2 billion until the maturity date, at which time our ability to borrow under the facility will terminate. The credit facility serves as a back-up for our commercial paper program, is subject to covenants restricting our borrowing capacity, and matures in September 2026. Currently, there are no borrowings under the credit facility. For more information on our credit facility, see Credit Facility on page 37.
Capital Markets
Our cost of borrowing and ability to access the capital markets are affected by market conditions and the credit ratings assigned to our debt. While we believe that we have the ability to raise debt in the capital markets which acts as a source of funding of long-term cash requirements, a downgrade of our credit rating could limit our access to the capital markets and result in increased borrowing costs. Currently, we have $1.9 billion of total debt outstanding. The maturities of the long-term debt range from 2027 through 2051. For more information, please see Long-Term Debt (including Current Maturities) on page 38.
Uses of Cash
We expect to use cash to deleverage our balance sheet and enhance our financial position in the near term as weak demand continues to pressure earnings. In the longer term, we expect to use cash to grow our business both organically and through strategic acquisitions, while also returning cash to shareholders via a combination of dividends and share buybacks. Following the anticipated divestiture of our Aerospace business and deleveraging later this year, we may adjust our near-term priorities, including share buybacks.

Capital Expenditures
We are making investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We expect capital expenditures of $100 million in 2025 of which we have spent $13 million as of March 31, 2025. For the periods covered, our employee incentive plans emphasized returns on capital, including capital expenditures and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.
Acquisitions
We seek strategic acquisitions that complement our current products and capabilities.
We did not acquire any businesses in the first three months of 2025. For the full year 2025, we currently expect acquisition activity to be minimal.
Dividends
In February 2025, we declared a quarterly dividend of $.05 per share, a $.41 or 89% decrease versus first quarter of 2024. The dividend was paid on April 15, 2025 to shareholders of record on March 14, 2025.
Stock Repurchases
During the first quarter of 2025, we repurchased .2 million shares of our stock (at an average purchase price of $9.92) and issued .9 million shares through employee benefit plans.
We have been authorized by the Board to repurchase up to 10 million shares each calendar year, but we have established no specific repurchase commitment or timetable. The amount of future repurchases is dependent upon price of the stock, the amount of discretionary cash flow generated by the Company, alternative uses for the cash (including debt reduction, organic growth opportunities, and acquisitions) and other factors. Although we expect stock repurchases to be minimal for the remainder of 2025, we continue to monitor our stock price and may reevaluate the best use of our capital.
Short-Term and Long-Term Cash Requirements
In addition to the expected uses of cash discussed above, we have various material short-term (12 months or less) and long-term (more than 12 months) cash requirements. There have been no material changes in the first quarter 2025 to our short-term or long-term cash requirements as previously reported in our cash requirements table on page 55 of our Form 10-K filed February 26, 2025. We expect to have adequate liquidity to meet our short-term and long-term cash requirements.

Capitalization
Capitalization Table
This table presents key debt and capitalization statistics for the periods presented:

(Dollar amounts in millions)	March 31, 2025	December 31, 2024
Total debt excluding credit facility/commercial paper	$1,496.4	$1,496.1
Less: Current maturities of long-term debt and short-term debt	1.3	1.3
Scheduled maturities of long-term debt	1,495.1	1,494.8
Average interest rates [1]	3.8%	3.8%
Average maturities in years [1]	11.1	11.4
Credit facility/commercial paper [2]	440.0	368.0
Weighted average interest rate on period-end balance outstanding	5.0%	5.1%
Average interest rate during the period (2025-three months; 2024-twelve months)	4.8%	5.6%
Total long-term debt	1,935.1	1,862.8
Deferred income taxes and other liabilities	255.8	262.2
Total equity	747.6	690.2
Total capitalization	$2,938.5	$2,815.2
Unused committed credit: [2]
Long-term	$760.0	$832.0
Short-term	—	—
Total unused committed credit	$760.0	$832.0

Cash and cash equivalents	$412.6	$350.2

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year-end 2024 and at the end of the first quarter of 2025, had a total authorized program amount of $1.2 billion. However, our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Commercial Paper Program below and Credit Facility on page 37 for more details about our borrowing capacity at March 31, 2025.

Commercial Paper Program
Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	March 31, 2025	December 31, 2024
Total authorized program	$1,200.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	440.0	368.0
Letters of credit issued under the credit agreement	—	—
Amount limited by restrictive covenants of credit facility [1]	355.7	388.8
Total program available	$404.3	$443.2

[1]
Our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Credit Facility on page 37 for more details about our borrowing capacity at March 31, 2025.

The average and maximum amounts of commercial paper outstanding during the first quarter of 2025 were $420 million and $482 million, respectively. At quarter end, we had no letters of credit outstanding under the credit facility, but we had issued $62 million of stand-by letters of credit under other bank agreements to take advantage of better pricing.
Over the long-term, and subject to our credit ratings, market conditions, capital needs, and alternative capital market opportunities, we generally expect to maintain the indebtedness under the commercial paper program by continuously repaying and reissuing the commercial paper notes. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit facility maturing in September 2026 discussed below. Recently, our credit ratings have lowered and could be lowered further. Lower credit ratings could adversely affect our borrowing capacity and our financial arrangements, including access to the commercial paper market, our lending agreements, and supply chain financing arrangements. If we are unable to meet our short-term borrowing needs in the commercial paper market, we may rely more heavily on bank debt to fund short-term working capital needs at higher interest costs.
Credit Facility
Our multi-currency credit facility matures in September 2026. It provides us the ability, from time to time, subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.2 billion. Capitalized terms used in this section but not defined herein have the meanings set forth in the Credit Agreement.
To provide additional borrowing capacity and financial flexibility, we amended our credit agreement in March 2024 to increase the Leverage Ratio from 3.50 to 1.00 to 4.00 to 1.00. After the amendment, our credit facility contains restrictive covenants, which include: (a) an amended Leverage Ratio requiring us to maintain, as of the last day of each fiscal quarter, or when we borrow under the credit facility (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters, such ratio not being greater than 4.00 to 1.00 as of March 31, 2024 through June 30, 2025, and not greater than 3.50 to 1.00 beginning September 30, 2025 through maturity; provided however, subject to certain limitations, if we make a Material Acquisition in any fiscal quarter after June 30, 2025, at our election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) a limitation of the amount of total secured obligations to 15% of our total consolidated assets; and (c) a limitation on our ability to sell, lease, transfer, or dispose of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization Transaction, products sold in the ordinary course of business and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time. We were in compliance with all of our debt covenants at the end of first quarter 2025. For more information about long-term debt, please see Note J on page 101 of the Notes to Consolidated Financial Statements in our Form 10-K filed February 26, 2025.

Our credit facility serves as back-up for our commercial paper program. At March 31, 2025, we had $440 million commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month Consolidated EBITDA, Unrestricted Cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month Consolidated EBITDA, Unrestricted Cash, and debt levels at March 31, 2025, our borrowing capacity under the credit facility was $404 million. However, this may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our Consolidated EBITDA, Unrestricted Cash, debt levels, and leverage ratio requirements at that time.
Long-Term Debt (including Current Maturities)
We have total debt of $1.9 billion. The maturities of our senior notes range from 2027 through 2051. We expect lower interest expense as we deleverage. For more details on long-term debt, please refer to Note J on page 101 of the Notes to Consolidated Financial Statements in our Form 10-K filed February 26, 2025.
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
Critical accounting estimates are those that are: (a) subject to uncertainty and change and (b) of material impact to our financial statements. There were no newly identified critical accounting policies or estimates in the first three months of 2025, and there have been no material changes to our critical accounting policies and estimates as previously disclosed beginning on page 58 in our Form 10-K filed February 26, 2025.
CONTINGENCIES
Litigation
Litigation Contingencies
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded an immaterial aggregate litigation contingency accrual at March 31, 2025 (which does not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of accruals for litigation contingencies are estimated to be $15 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $15 million referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows. Also, we could be subject to future litigation of various types that could negatively impact our financial condition, results of operations, and cash flows. For more information regarding our litigation contingencies, see Item 1 Legal Proceedings on page 42 and Note M Contingencies on page 20 of the Notes to Consolidated Condensed Financial Statements.
Climate Change
Transition Risks
Change in Laws, Regulations, and Policies. Climate change, often attributed to increased greenhouse gas (GHG) emissions, including carbon dioxide, has led to significant legislative and regulatory efforts to limit such emissions. At March 31, 2025, we had approximately 115 production facilities in 18 countries, primarily located in North America, Europe, and Asia. We also maintain a fleet of tractor trailers that emit GHG. Certain transition risks, or risks related to the process of reducing our carbon footprint, could materially affect our business, capital expenditures, results of operations, financial condition, competitive position, and reputation. One transition risk is the change in laws, regulations, and policies that could impose significant operational and compliance burdens. Also, if our customers incur additional costs to comply with such laws, regulations, and policies, impacting their ability to operate at the same or similar levels, the demand for our products could be adversely affected. Inconsistent climate legislation in jurisdictions where we operate creates economic and regulatory uncertainty and could increase our costs if such laws, regulations, or policies impose significant operational restrictions and compliance requirements on us. Non-compliance with such laws, regulations, and policies could also negatively impact our reputation. To date, however, we have not experienced a material impact from these legislative and regulatory efforts.
Market Transition. We manufacture various automotive components, including lumbar support and massage systems for seating, seat suspension systems, motors, actuators, and cables. For decades, automotive manufacturers have sought lightweight components to increase the fuel efficiency of automobiles. Replacing traditional steel components with lightweight alternative components can directly reduce vehicle weight and fuel consumption. This increased fuel efficiency also indirectly reduces GHG emissions.
These long-standing market transitions have negatively impacted our market share, although not materially. However, if we are unable to react to technological changes, develop new and innovative products, or respond to evolving business trends, including continuing to produce comparatively lightweight components, our share in these markets could be negatively impacted.
Physical Climate Change Risks
Direct Physical Effects. The acute and chronic physical effects of severe weather-related events, natural disasters, and/or significant climate pattern changes could increasingly adversely impact our business and customers. As of March 31, 2025, we had approximately 115 manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2024, our largest customer represented less than 8% of our sales, and our customers were located in approximately 100 countries. Although our diverse geographical manufacturing footprint and our broad geographical customer base mitigates the potential risks of any local or regional severe weather-related event having a material effect on our operations and results, the increased frequency and severity of such weather-related events could damage our physical assets, local infrastructure, transportation systems, water delivery systems, and our customers' or suppliers' operations, and disrupt our manufacturing operations (including our steel rod mill and wire drawing mills), all of which could harm our business, results of operations, and financial condition.
Indirect Physical Effects. The physical effects of climate change could continue to adversely impact our supply chain. In the past, we experienced (due, in part, to severe weather-related impacts) supply shortages in chemicals, which restricted foam supply and constrained overall mattress production in the bedding industry. This reduced our production levels and increased our cost of chemicals and foam. Severe weather impacts could also reduce supply of other products in our supply chain, resulting in higher prices for our products and the resources needed to produce them. If we are unable to secure an adequate and timely supply of products in our supply chain, or the cost of these raw materials or products materially increases, it could negatively impact our business, results of operations, and financial condition.
In recent years, drought conditions lowered the water levels of the Mississippi River and Panama Canal, reducing traffic through these waterways and impacting some of our shipments. Although these issues did not materially impact our results of operations, additional logistical disruptions could result in additional costs and delays in our ability to deliver products timely to customers.
In addition, although the costs have not been material to our business, results of operations, and financial condition, severe weather-related incidents have resulted and may, in the future, result in increased costs of our property insurance.
GHG Emissions Reduction Strategy
To date, we have not experienced material climate-related compliance costs. However, evaluating opportunities to reduce our emissions, setting emissions reduction goals, and measuring performance in achieving those goals are part of our sustainability and corporate governance strategy. We completed our GHG emissions inventory covering 2019 through 2023. To ensure our information is complete and accurate, we engaged a third-party limited assurance provider for these years. Our emissions inventory includes Scope 1 and Scope 2 carbon dioxide equivalent emissions. We considered the principles and guidance of the GHG Protocol

Corporate Accounting and Reporting Standard. At the end of 2023, our total GHG emissions, measured using a market-based approach, were approximately 25% less than our combined Scope 1 and 2 GHG emissions over our baseline year of 2019, which was due in significant part to the decrease in production over the same time period.
Our baseline measurement will inform a long-term GHG emissions reduction strategy, including setting reduction targets and other key performance areas. Our key initiatives for 2025 and 2026 include: developing our emissions reduction pathways to reduce GHG emissions, undertaking our first Scope 3 emissions inventory, assessing where emission reduction opportunities lie within our value chain, and preparing for and complying with new reporting requirements. We anticipate setting an emissions reduction target by the end of 2025. We currently do not have an estimate of the capital expenditures or operating costs that may be required to implement our GHG emissions reduction strategy. However, we do not expect that such capital expenditures or operating costs will be material to our financial condition or results of operations. Our GHG emissions reduction strategy will continue to evolve, and we expect to share more specific information by the end of 2025, in conjunction with our emissions reduction target. Our current Sustainability Report can be found at www.leggett.com/sustainability. Neither our Sustainability Report nor the Leggett website constitute part of this Quarterly Report on Form 10-Q.
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
Although we have purchased broad form cyber insurance coverage and strive to provide a balanced level of cybersecurity protections, cybersecurity risk has increased due to remote access and increased sophistication of cybersecurity adversaries, as well as the increased frequency of cybersecurity attacks. As such, information technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure or alterations of confidential information and disruptions to the systems of our third-party suppliers and providers. We cannot be certain that the attacker’s capabilities will not compromise our cybersecurity defenses surrounding our information systems or bypass our detection capabilities, including those resulting from ransomware attached to our industrial control systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damage, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value. We may also be required to devote significant management resources and expend significant additional resources to address problems created by any such interruption, damage, or failure.
NEW ACCOUNTING STANDARDS
The FASB has issued accounting guidance effective for current and future periods. See Note A Interim Presentation to the Consolidated Condensed Financial Statements on page 9 for a more complete discussion.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $235.0 million less than carrying value of $1,488.8 million at March 31, 2025 and approximately $245.0 million less than carrying value of $1,488.3 million at December 31, 2024. The fair value of fixed rate debt was based on quoted market prices in an active market. The fair value of variable rate debt is not significantly different from its recorded amount.

Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and it can vary based on operating cycles and currency rate fluctuations. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $1,117.0 million at March 31, 2025 compared to $1,022.8 million at December 31, 2024.
Derivative Financial Instruments
We are subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, we utilize derivative instruments (individually or in combinations) to reduce or eliminate these risks. We seek to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is our policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note A Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 26, 2025 and Note K Derivative Financial Instruments beginning on page 18 of the Notes to Consolidated Condensed Financial Statements and is incorporated by reference into this section.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Quantitative and Qualitative Disclosures About Market Risk section under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. Controls and Procedures.
EFFECTIVENESS OF COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES
An evaluation as of March 31, 2025 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of March 31, 2025, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN THE COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The information in Note M Contingencies beginning on page 20 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. Reference is made to Item 3. Legal Proceedings and Note T Contingencies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 26, 2025.
MATTRESS ANTIDUMPING MATTERS
Mattress Antidumping and Countervailing Duties Matters
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
These petitions resulted in antidumping and countervailing duty orders imposing duties ranging from 2.22% to 763.28% on mattresses imported from China, Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam for five years, through May 2026. Following the DOC's determination in February 2025 that revocation of the 2019 antidumping duty order would likely lead to the continuation or recurrence of dumping of mattresses from China, the ITC extended the 2019 antidumping duty order on mattresses from China. The previous duties of up to 1,731% will remain in place.
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
Environmental Matters
Item 103 of the SEC's Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions, unless we reasonably believe the monetary sanctions, exclusive of interest and costs, will not equal or exceed a threshold which we determine is reasonably designed to result in disclosure of any such proceeding that is material to our business or financial condition. Item 103 states that the disclosure threshold is $300,000, or at our election, a threshold that does not exceed the lesser of $1 million or one percent of our consolidated current assets. We have determined such disclosure threshold to be $1 million. We have no environmental matters to disclose for this period under this threshold.
Item 1A. Risk Factors.
Our 2024 Annual Report on Form 10-K, filed on February 26, 2025, includes a detailed discussion of our risk factors in Item 1A Risk Factors, which is incorporated herein by reference. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
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
In 2024, we committed to a restructuring plan (the 2024 Restructuring Plan or 2024 Plan). The 2024 Plan is primarily associated with our Bedding Products segment and includes, to a lesser extent, our Furniture, Flooring & Textile Products segment, an opportunity within the Specialized Products segment, and general and administrative cost structure initiatives. Over the course of the restructuring timeline, we expect to consolidate between 15 and 20 production and distribution facilities in the Bedding Products segment and a small number of production facilities in the Furniture, Flooring & Textile Products segment.
Our 2024 accomplishments pursuant to the 2024 Plan included the following activities described in more detail in this paragraph. With respect to Bedding Products, we (i) consolidated 14 production and distribution facilities (ten in U.S. Spring, three in Specialty Foam, and one in Adjustable Bed), which included consolidating all domestic innerspring production into our four larger remaining innerspring production facilities and exiting our Mexican innerspring operation; (ii) downsized our Chinese innerspring operation; and (iii) sold two properties. With respect to Specialized Products, we launched restructuring activities in our Hydraulic Cylinders business to optimize manufacturing and improve operating efficiencies. With respect to Furniture, Flooring & Textile Products, we closed one facility each in the Home Furniture and Flooring Products business units. Finally, we reduced corporate general and administrative expenses, which are expected to be fully realized in 2025.
2025 progress pursuant to the 2024 Plan included the following: (i) in Bedding Products, the divestiture of a small U.S. machinery business, the consolidation of one Specialty Foam production facility, and the sale of a property that closed in late April 2025 for net proceeds of $4 million, (ii) in Specialized Products, the continued implementation of manufacturing efficiency improvement activities in Hydraulic Cylinders, and (iii) in Furniture, Flooring & Textile Products, the launch of the second phase of our consolidation efforts in Flooring Products.

Below is a table containing the 2024 Restructuring Plan costs and proceeds from the sale of real estate incurred or realized in 2024 and in the three months ended March 31, 2025, along with our estimates for the full year 2025 and for the total Plan:

(Dollar amounts in millions-all pretax)	2024 Actual	Three Months Ended March 31, 2025	Full Year Estimates for 2025	Total Plan Estimate
Plan activity:
Restructuring and restructuring-related costs:
Cash	$30	$5	$15 to $20	$45 to $50
Non-cash	18	1	15 to 20	35 to 40
Total costs	$48	$6	$30 to $40	$80 to $90

Pretax net cash from real estate [1]	$20	$—	$15 to $40	$60 to $80
1 This is only related to the 2024 Plan and does not include the sale of idle real estate. The 2024 sale of real estate resulted in a pretax gain of $17 million. We expect up to an estimated $37 million of pretax gains in 2025, including $17 million in the second quarter of 2025, comprised of:
•One facility that closed in late April 2025 for $4 million
•Although subject to various conditions, one facility expected to close later in the second quarter for approximately $13 million
Due to the timing of listing properties, we expect the remaining real estate sales to occur in 2026.
EBIT Benefit:
We expect annualized EBIT benefit of $60–$70 million to be realized after initiatives are fully implemented.
•We realized $22 million for the full year 2024.
•We expect approximately $35–$40 million to be realized in the full year 2025, of which $14 million was realized in first quarter 2025.
•We expect approximately $5–$10 million in 2026.
Sales Attrition:
We anticipate approximately $80 million of annual sales attrition after initiatives are fully implemented.
•We realized $15 million for the full year 2024.
•We expect approximately $45 million of incremental sales attrition in 2025, of which $14 million was realized in first quarter 2025 (including $3 million from the divestiture of a small U.S. machinery business in our Bedding Products segment).
•We expect approximately $20 million of incremental sales attrition in 2026.
2024 Plan costs are expected to be substantially complete by the end of 2025.
Because of certain risks and uncertainties, the estimates of the number of facilities to be consolidated, EBIT benefit, sales attrition, proceeds from the sale of real estate, and the cash and non-cash costs and impairments associated with the 2024 Plan may change as our analysis develops and additional information is obtained. Also, we may not be able to implement the 2024 Plan in a timely manner that will positively impact our financial condition and results of operations. Moreover, we may not be able to dispose of real estate pursuant to the 2024 Plan or obtain the expected proceeds in a timely manner. The 2024 Plan may also negatively impact our relationships with employees, customers, and vendors. The 2024 Plan may not achieve its intended outcomes. Any failure to achieve the intended outcomes could materially adversely affect our business, financial condition, results of operations, cash flows, and liquidity.
We continue to evaluate our businesses for further restructuring opportunities in addition to those activities included in the 2024 Plan. The execution of any of these opportunities may result in additional material restructuring costs, restructuring-related costs, or impairments.

GEOPOLITICAL RISK FACTORS
Geopolitical conflicts or export restrictions could decrease the availability of semiconductors and/or other automotive products, impacting our operations globally.
Our OEM and Tier customers use semiconductors, or components containing semiconductors, and other automotive components, such as electric and hybrid vehicle motors, batteries, etc., in their manufacture of automotive components and/or vehicles. This supply could become challenged. According to certain market reports, Taiwan and, to a lesser extent, China are leading manufacturers of the world’s semiconductor supply. Conflict between China and Taiwan might lead to trade sanctions, export controls, technology disputes, or supply chain disruptions, which could, in particular, affect the semiconductor industry. In addition, China has implemented export restrictions on several critical minerals, including rare earth elements like dysprosium, terbium, and samarium, as well as tungsten, tellurium, bismuth, indium, and molybdenum. These minerals are crucial for semiconductors, electric and hybrid vehicle motors, batteries, and other automotive components. Geopolitical conflicts and/or export restrictions could lead to decreased availability of these components, negatively impacting our OEM and Tier customers' supply chains and production schedules. If our OEM and Tier customers are unable to obtain appropriate numbers of these components for vehicle production, then demand for our Automotive products may be reduced, which could adversely harm our business, financial condition, and results of operations. In addition, any outbreak of hostilities or conflict between China and Taiwan could harm our operations globally and the operations of our customers and suppliers.
FINANCIAL RISK FACTORS
Our borrowing costs and access to liquidity may be impacted by lower credit ratings.
Independent rating agencies evaluate our credit profile and have assigned ratings for our debt, which are reevaluated from time to time. Recently, our credit ratings have been lowered and could be lowered further. These recent downgrades have resulted in slightly higher interest rates and could impact marketability. Lower credit ratings could adversely affect our sources of borrowing and our financial arrangements, including access to the capital markets, commercial paper market, our lending agreements, and supply chain financing arrangements. If our ability to access and raise debt in the capital markets or meet our short-term borrowing needs in the commercial paper market is limited, we may be required to borrow under our credit facility to fund our liquidity needs, resulting in increased borrowing costs.
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
We monitor our receivable portfolio closely and make reserve decisions based upon individual customer credit risk reviews, aging of customer accounts, historical loss experience, and general macroeconomic and industry trends that could impact the expected collectability of all customers or pools of customers with similar risk. We recorded bad debt expense of $1 million during the first three months of 2025. As of March 31, 2025, our allowance for doubtful accounts for trade receivables was $15 million. If we are unable to collect receivables on a timely basis, larger provisions for bad debt may be required and may result in a negative impact on our earnings, liquidity, cash flow, and financial condition.
Our goodwill and other long-lived assets have been, and could be, subject to impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At March 31, 2025, goodwill and other intangible assets represented $833 million, or 22% of our total assets. In addition, all other long-term assets totaled $1.1 billion, or 30% of total assets.
We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur or at least annually. We perform our annual goodwill impairment testing in the second quarter. We review our long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate carrying values may not be recoverable.
The annual goodwill impairment testing in the second quarter of 2024 indicated that fair value had fallen below carrying value for three reporting units. We had 2024 impairments of $588 million, $44 million, and $44 million in our Bedding, Work Furniture, and Hydraulic Cylinders reporting units, respectively. After this impairment, the remaining goodwill balances were $314 million and $54 million in the Bedding and Work Furniture reporting units, respectively, and the Hydraulic Cylinders reporting unit did not have any goodwill remaining, each at March 31, 2025.
In evaluating the potential for impairment of goodwill and other long-lived assets, we make assumptions and estimates regarding future operating performance, business trends, and market and economic performance, including future sales, operating margins, growth rates, and discount rates. If actual results or the long-term outlook of any of our reporting units materially differ from the assumptions and estimates used in the goodwill and other long-lived assets valuation calculations, along with a sustained decrease in our stock price, we could incur future non-cash impairment charges, which could have a material negative impact on our earnings.
Our stock price has recently fluctuated and has generally been trading at lower prices, in part due to the announcement of new tariffs and other macroeconomic uncertainties. We do not believe that a lower stock price has been sustained. We considered this in conjunction with other factors, and we do not believe we had a triggering event to test goodwill for impairment in the first quarter of 2025. A lower stock price, along with other factors noted above, could result in a material goodwill impairment in the second quarter of 2025.
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
To provide additional borrowing capacity and financial flexibility, we amended our credit agreement in March 2024 to increase the Leverage Ratio from 3.50 to 1.00 to 4.00 to 1.00. After the amendment, our credit facility contains restrictive covenants, which include: (a) an amended Leverage Ratio requiring us to maintain, as of the last day of each fiscal quarter, or when we borrow under the credit facility (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters, such ratio not being greater than 4.00 to 1.00 as of March 31, 2024 through June 30, 2025, and not greater than 3.50 to 1.00 beginning September 30, 2025 through maturity; provided however, subject to certain limitations, if we make a Material Acquisition in any fiscal quarter after June 30, 2025, at our election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) a limitation of the amount of total secured obligations to 15% of our total consolidated assets; and (c) a limitation on our ability to sell, lease, transfer, or dispose of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization Transaction, products sold in the ordinary course of business and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time.
At March 31, 2025, we had $440 million in commercial paper outstanding and had no borrowing under the credit facility. Based on our trailing 12-month Consolidated EBITDA, Unrestricted Cash, and debt levels at March 31, 2025, our borrowing capacity under the credit facility was $404 million. This may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our Consolidated EBITDA, Unrestricted Cash, debt levels, and leverage ratio requirements at that time. As our trailing 12-month Consolidated EBITDA, Unrestricted Cash, and debt levels change, our borrowing capacity increases or decreases.
If our earnings are reduced, the covenants in the credit facility will continue to limit our borrowing capacity, both under the credit facility or through commercial paper issuances. Depending on the degree of earnings reduction, our liquidity could be materially negatively impacted. This covenant may also restrict our current and future operations, including (i) our flexibility to plan for, or react to, changes in our businesses and industries;

and (ii) our ability to use our cash flows, or obtain additional financing, for future working capital, capital expenditures, acquisitions, or other general corporate purposes. If we are not in compliance with the restrictive covenants in our credit facility, and are unable to negotiate more lenient terms, we may not be able to access the commercial paper market or borrow under the credit facility.
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
Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. As of March 31, 2025, we had $162 million of deferred tax assets (net of a $21 million valuation allowance). After netting of deferred tax liabilities, the net amount presented within Sundry assets on our Consolidated Condensed Balance Sheets is $18 million. It is possible the amount and source of our taxable income could materially change in the future. This change may impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.
MARKET RISK FACTORS
Unfair competition could adversely affect our market share, sales, profit margins, and earnings.
We produce innersprings for mattresses that are sold to bedding manufacturers. We produce steel wire rod for consumption by our wire mills (primarily to produce innersprings) and to sell to third parties. We also produce and sell finished mattresses.
In response to petitions filed with the U.S. Department of Commerce (DOC) and the International Trade Commission (ITC) generally alleging that innersprings, steel wire rod, and mattresses were being unfairly sold in the United States by certain foreign manufacturers at less than fair value (dumping) and that certain foreign manufacturers of steel wire rod and mattresses were unfairly benefiting from subsidies, certain antidumping and/or countervailing duties have been imposed on the imports of such products. Some antidumping and countervailing duties orders are subject to ongoing appeal. Following the DOC's determination in February 2025 that revocation of the 2019 antidumping duty order would likely lead to the continuation or recurrence of dumping of mattresses from China, the ITC extended the 2019 antidumping duty order on mattresses from China. The previous duties of up to 1,731% will remain in place.
In 2025, the DOC and ITC determined that the revocation of certain innerspring orders would likely lead to the continuation or reoccurrence of dumping of uncovered innersprings from China, Vietnam, and South Africa. Consequently, they extended the antidumping duty orders on innerspring imports from these countries, with duties ranging from 116% to 234%, for an additional five years through 2030.
If any of the antidumping and countervailing duties are overturned on appeal, or not extended beyond their current terms and dumping and/or subsidization recurs, or manufacturers in the subject countries continue to circumvent the existing duties through transshipment in other jurisdictions or otherwise, our market share, sales, profit margins, and earnings have been, and could continue to be, adversely affected. For more information on antidumping and/or countervailing duties regarding innersprings, steel wire rod and mattresses, please refer to the Competition section on page 27 in the Management's Discussion and Analysis of Financial Conditions and Results of Operations of this Form 10-Q, and Item 1 Legal Proceedings on page 42 of this Form 10-Q.

TRADE RISK FACTORS
Tariffs by the United States and counter-tariffs by other countries could result in materially lower margins, lost sales, and an overall adverse effect on our results of operations.
The United States has imposed, and could impose in the future, broad-ranging tariffs on imports from some of its largest trading partners. In retaliation, many countries have imposed, and could impose in the future, counter-tariffs on U.S.-produced items. Tariffs have spurred, and could continue to spur, additional retaliatory moves by affected countries, including by China and the European Union member states.
We import into the United States various raw materials, components, or finished goods across all segments, with our Bedding Products and Furniture, Flooring & Textile Products segments being the most impacted. We are indirectly impacted by tariffs when our customers import our products or sell their foreign-produced products containing our foreign-produced components from our Specialized Products and Furniture, Flooring & Textile Products segments into the United States. We also export various products to countries outside the United States, some of which may be impacted by tariffs.
Tariffs present both positive and negative impacts across our businesses, but, in the aggregate, based on limited information to date, which may change, we expect that they may produce a net positive impact on our consolidated results of operations. However, it is possible that wide-ranging tariffs will drive inflation and hurt consumer confidence. Also, if we are unable to pass through additional costs created by current or new tariffs, it could result in materially lower margins, lost sales, and an overall adverse effect on our results of operations. Tariffs could also negatively impact our customers' demand for our products, as they may face significantly increased costs from importing our products or from selling their foreign-produced products containing our foreign-produced components into the United States. If tariffs are modified, additional tariffs are implemented, or our preliminary information is incorrect, our consolidated results of operations could be materially negatively impacted.
REGULATORY RISK FACTORS
Increased scrutiny from stakeholders regarding our sustainability responsibilities and financial performance could expose us to additional costs or risks, including, but not limited to, shareholder activism, and could adversely impact our liquidity, results of operations, reputation, employee retention, and stock price.
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
Our Sustainability Report details how we seek to manage our operations responsibly and ethically. It includes our sustainability policies and practices on a variety of matters, including, but not limited to, Board and management sustainability oversight, governance and ethics, environmental sustainability, greenhouse gas emissions reduction, employee health, safety, product stewardship, quality and safety management, and supply chain social standards and compliance. The Board’s Nominating, Governance and Sustainability Committee oversees our sustainability programs and related risks. However, it is possible that stakeholders may not be satisfied with our sustainability practices or the speed of their adoption. We could also incur additional costs and require more resources to monitor, report, and comply with various sustainability practices. Furthermore, our failure, or perceived failure, to meet the standards set forth in the Sustainability Report could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us. Our Sustainability Report can be found at www.leggett.com. Our website does not constitute part of this Form 10-Q.
Publicly traded companies are increasingly subject to campaigns by activist shareholders regarding sustainability and other financial matters. The actions of activist shareholders may cause fluctuations in our stock price based upon speculation about our future. Speculation about our future can harm relationships with investors, customers, suppliers, and employees and can be costly and time-consuming, disrupting our business and diverting the attention of our Board of Directors and management from pursuing our business strategies. In addition, decreases in our stock price make us more susceptible to unwarranted shareholder activism. Shareholder activism could adversely affect our business, results of operations, and stock price.
Changes in tax laws or challenges to our tax positions pursuant to ongoing tax audits could negatively impact our earnings and cash flows.
We are subject to the tax laws and reporting rules of the United States (federal, state, and local) and several foreign jurisdictions. Current economic and political conditions make these tax rules (and governmental interpretation of these rules) subject to significant change and uncertainty. There are proposals by the Organization for Economic Co-operation and Development, the European Union, and other tax jurisdictions, some of which have already been adopted in various countries, to reform tax laws or change interpretations of existing tax rules. These proposals generally center around global base erosion and profit shifting (BEPS) concepts, and, as they are adopted, could continue to impact how our earnings and transactions are taxed as a multinational corporation. Whether, or in what form, these proposals become law in various countries around the world, or how such laws might be interpreted, could impact our assumptions related to the taxation of certain foreign earnings and have an adverse effect on our earnings and cash flows.
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
We are subject to value-added taxes (VAT) in various foreign jurisdictions. Where we are entitled to a refund of the VAT we have paid, we are required to make a claim for refund from the government authorities. We establish VAT receivables for these claims, but have been experiencing refund delays in Mexico. As of March 31, 2025, we had outstanding VAT refund claims with the Mexican government of $21 million. Although we believe the amounts we have claimed are fully collectable, continued government actions in Mexico, including audits of the refund amounts, could either further delay the receipt of our refunds, or cause us to settle for a lesser amount than the recorded VAT receivable. These actions could adversely impact our future cash flows and/or pretax earnings.
LITIGATION RISK FACTORS
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded an immaterial aggregate litigation contingency accrual at March 31, 2025. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies are estimated to be $15 million. If our assumptions or analyses regarding any of our contingencies are incorrect, if facts and circumstances change, or if future litigation arises, we could realize losses in excess of the recorded accruals (and in excess of the $15 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see Item 1 Legal Proceedings on page 42 and Note M Contingencies on page 20 of the Notes to Consolidated Condensed Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
January 2025	—	$—	—	10,000,000
February 2025	—	$—	—	10,000,000
March 2025	—	$—	—	10,000,000
Total	—	$—	—

1    This column does not include shares withheld for taxes on stock unit conversions, all of which totaled 198,082 shares in the first quarter of 2025. The average price paid per share for these shares was $9.92.
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
Item 5. Other Information.
DIRECTOR AND OFFICER TRADING ARRANGEMENTS
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.
        EXHIBIT INDEX

Exhibit No.	Description
2.1****
Share Purchase Agreement by and between Leggett & Platt, Incorporated and Flow Intermediate II, LLC and Flow UK Holdco, Limited dated April 2, 2025, filed April 2, 2025 as Exhibit 2.1 to the Company's Form 8-K, is incorporated herein by reference.

3.1
Restated Articles of Incorporation of the Company as of May 13, 1987, with Amendments dated May 12, 1993 and May 20, 1999; filed November 7, 2024 as Exhibit 3.1.1 to the Company's Form 10-Q, is incorporated herein by reference.

3.2	Bylaws of the Company, as amended through November 5, 2024, filed November 7, 2024 as Exhibit 3.2.2 to the Company's Form 10-Q, is incorporated herein by reference.
10.1
Form of Director Restricted Stock Agreement pursuant to the Company’s Flexible Stock Plan adopted February 25, 2025, filed February 26, 2025 as Exhibit 10.12.5 to the Company’s Form 10-K, is incorporated herein by reference.

10.2	Summary Sheet of Executive Cash Compensation, filed February 28, 2025 as Exhibit 10.1 to the Company's Form 8-K, is incorporated herein by reference.
10.3	2025 Award Formula under the Key Officers Incentive Plan, filed February 28, 2025 as Exhibit 10.2 to the Company's Form 8-K, is incorporated herein by reference.
10.4
2025 Form of Performance Stock Unit Award Agreement, pursuant to the Company's Flexible Stock Plan, filed February 28, 2025 as Exhibit 10.4 to the Company's Form 8-K, is incorporated herein by reference.

10.5	The Company's Flexible Stock Plan, amended and restated, effective as of May 7, 2025, filed March 26, 2025 as an Appendix to the Company's Proxy Statement, is incorporated herein by reference.
31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2025
31.2*	Certification of Benjamin M. Burns, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2025
32.1**	Certification of Karl G. Glassman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2025
32.2**	Certification of Benjamin M. Burns, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2025
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*,***	Inline XBRL Taxonomy Extension Schema
101.CAL*,***	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*,***	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*,***	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*,***	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes filed herewith.
**	Denotes furnished herewith.
***
Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets at March 31, 2025 and December 31, 2024; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2025 and March 31, 2024; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and March 31, 2024; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2025 and March 31, 2024; (v) Consolidated Condensed Statements of Changes in Equity for the three months ended March 31, 2025 and March 31, 2024; and (vi) Notes to Consolidated Condensed Financial Statements.

****
Pursuant to Item 601(a)(5) of Regulation S-K, schedules (and similar attachments) to the Share Purchase Agreement have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in this exhibit. Leggett agrees to furnish, supplementally, a copy of any omitted schedule to the SEC or its staff upon request.
The assertions embodied in the representations and warranties made in the Share Purchase Agreement are solely for the benefit of the parties to the Share Purchase Agreement, and are qualified by information in confidential disclosure schedules exchanged in connection with signing the Share Purchase Agreement. While Leggett does not believe the schedules contain information required to be publicly disclosed, the schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties in the Share Purchase Agreement. You are not a third party beneficiary to the Share Purchase Agreement and should not rely on the representations and warranties as characterizations of the actual state of facts, since (i) they are modified in part by the disclosure schedules, (ii) they may have changed since the date of the Share Purchase Agreement, (iii) they may represent only the parties’ risk allocation in this particular transaction, and (iv) they may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes. The Share Purchase Agreement has been included to provide you with information regarding its terms. It is not intended to provide any other factual information about Leggett or its Aerospace Products Group. Information about Leggett can be found in this quarterly report on Form 10-Q, and in other public filings it makes with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 7, 2025	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman President and Chief Executive Officer

DATE: May 7, 2025	By:	/s/ BENJAMIN M. BURNS
Benjamin M. Burns Executive Vice President and Chief Financial Officer