Form 10-Q
period 2025-06-30
LEGGETT & PLATT INC
filed 2025-08-07
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of August 1, 2025: 135,350,969

LEGGETT & PLATT, INCORPORATED—10-Q
FOR THE PERIOD ENDED JUNE 30, 2025

Forward-Looking Statements
This report may contain “forward-looking” statements including, but not limited to: projections of our revenue, income, earnings, capital expenditures, dividends, product demand, capital structure, cash flows, interest costs, the payment of cash dividends, metal margins, cash repatriation, tax impacts, effective tax rate, maintenance of commercial paper indebtedness, litigation expense, acquisition or disposition activity, collectability of receivables, ability to issue debt, cybersecurity protections and costs, cash expenditures, antidumping determinations, amortization expense, uses of cash, our technological competitiveness, compiling a GHG emissions inventory, hedge accounting treatment, unauthorized use of artificial intelligence, industry demand projections, impact of accounts receivable and payable programs, access to liquidity, compliance with debt covenants, raw material and parts availability and pricing, supply chain disruptions, labor, raw material and part shortages, inventory levels, emissions reduction targets and costs, goodwill or other asset impairment; proceeds from the sale of the Aerospace Products Group; possible plans, goals, objectives, prospects, strategies, or trends concerning future operations; statements concerning future economic performance; items related to the restructuring plan (the "2024 Restructuring Plan" or "2024 Plan") such as estimates of the amounts, types, and timing of facility closures, restructuring-related costs (cash and non-cash including write-down of inventories) and impairment charges, sales reduction, proceeds from the sale of facilities, and EBIT benefit; the net positive impact of tariffs on our results of operations; and the underlying assumptions relating to forward-looking statements. These statements are identified by the context in which they appear or words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” or the like. All forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described herein.
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
Readers should review Item 1A. Risk Factors in our Form 10-K filed February 26, 2025 and in this Form 10-Q for a description of factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties, and developments which may cause actual events or results to differ materially from forward-looking statements. However, some of these risks and uncertainties include:
•the occurrence of any event, change, or other circumstance that could give rise to the termination of the agreement to sell the Aerospace Products Group (the "Transaction"); the possibility that one or more closing conditions to the Transaction, including certain regulatory approvals, may not be satisfied or waived, in a timely manner or at all, including the risk that a governmental entity may prohibit, delay, or refuse to grant approval for the consummation of the Transaction, or may require conditions, limitations, or restrictions in connection with such approvals; the risk that the Transaction may not be completed within the expected timeframe, or at all; the risk that the debt financing to be provided to the buyer by the third-party lender in the Transaction falls through; unexpected costs, charges, or expenses resulting from the Transaction; uncertainty of our expected financial performance following completion of the Transaction;
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
•tariffs imposed by the U.S. government and retaliatory tariffs by other countries resulting in increased costs of our imported purchases and higher prices of our exported products, and changes to the reciprocal tariff exemption for USMCA compliant products, all of which may negatively impact the demand for our products, our profit margins, and earnings;
•delays and non-delivery of raw materials, parts, and finished products in our supply chain from fire, explosion, terrorism, geopolitical conflicts, government action, labor strikes, delivery port shutdowns, trade tensions, trucking constraints, pandemics, vendor quality issues, and non-compliance with laws;

•our ability to access the commercial paper and debt markets and increased borrowing costs due to credit rating changes, and our ability to retire commercial paper borrowings by year-end 2025 and use cash flow from operations to reduce net debt;
•our ability to borrow under our credit facility and comply with restrictive covenants;
•our product demand, growth rates, and reduced opportunities in the industries in which we participate;
•consumer confidence, housing turnover, employment levels, interest rates, and trends in capital spending;
•the loss of business with customers;
•impairment of goodwill and long-lived assets;
•volatility related to growth of Chinese EV manufacturers and declines in market share among multinational OEMs, which could result in a reduction in the overall demand for our Automotive products;
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
•the disruption of the semiconductor industry and our global operations due to conflict between countries as well as evolving export controls over semiconductor chips, equipment, components and rare earth minerals;
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
•the direct and indirect physical effects of climate change, including severe weather-related events, natural disasters, and changes in climate patterns, on our markets, operations, supply chains, and results; the costs and risk exposure relating to sustainability matters, including sustainability issues, regulatory or legal requirements, and disparate stakeholder expectations; compliance with environmental and climate change laws, including the cost, market, technological, and reputational impacts;
•litigation risks;
•business disruptions to our steel rod mill or wire mills, including a lack of adequate supply of steel scrap;
•foreign operating risks, including credit, intellectual property rights, exchange rates, labor strikes, customs rates, asset seizure, business licensing, land use requirements, and inconsistent enforcement of laws;
•the amount and timing of any potential insurance recovery related to the fire that damaged or destroyed equipment and machinery stored at a leased location for the Bedding Products segment;
•the amount of any estimated pretax pension settlement charges, cash contributions and expenses associated with the termination of domestic defined benefit plans;
•Furniture, Flooring & Textile Products production setup abroad, including timing and cost considerations;
•impact on our financial statements from new accounting guidance;
•compliance with privacy and data protection regulations; and
•continuation of cash dividends on our common stock.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Balance Sheets (Unaudited)

(Amounts in millions)	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$368.8	$350.2
Trade receivables, net	542.2	503.0
Other receivables, net	35.0	56.4
Inventories	648.6	722.6
Prepaid expenses and other current assets	53.3	55.8
Current assets held for sale	94.8	2.5
Total current assets	1,742.7	1,690.5
Property, Plant and Equipment—at cost
Machinery and equipment	1,489.6	1,466.3
Buildings and other	759.9	780.6
Land	38.4	39.0
Total property, plant and equipment	2,287.9	2,285.9
Less accumulated depreciation	1,601.5	1,561.5
Net property, plant and equipment	686.4	724.4
Other Assets
Goodwill	751.2	794.4
Other intangibles, net	97.8	140.4
Operating lease right-of-use assets	154.9	175.7
Sundry	127.0	131.5
Non-current assets held for sale	143.7	4.7
Total other assets	1,274.6	1,246.7
TOTAL ASSETS	$3,703.7	$3,661.6
LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long-term debt and short-term debt	$1.3	$1.3
Current portion of operating lease liabilities	50.9	53.4
Accounts payable	468.4	497.7
Accrued expenses	201.3	242.2
Other current liabilities	40.8	51.8
Current liabilities held for sale	39.6	—
Total current liabilities	802.3	846.4
Long-term Liabilities
Long-term debt	1,792.2	1,862.8
Operating lease liabilities	111.2	131.1
Other long-term liabilities	82.0	82.2
Long-term liabilities held for sale	8.4	—
Deferred income taxes	51.8	48.9
Total long-term liabilities	2,045.6	2,125.0
Commitments and Contingencies
Equity
Common stock	2.0	2.0
Additional contributed capital	552.0	568.7
Retained earnings	2,133.8	2,064.5
Accumulated other comprehensive loss	(32.9)	(115.8)
Treasury stock	(1,799.9)	(1,830.0)
Total Leggett & Platt, Inc. equity	855.0	689.4
Noncontrolling interest	.8	.8
Total equity	855.8	690.2
TOTAL LIABILITIES AND EQUITY	$3,703.7	$3,661.6
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions, except per share data)	2025	2024	2025	2024
Net trade sales	$2,080.1	$2,225.5	$1,058.0	$1,128.6
Cost of goods sold	1,697.5	1,852.6	865.4	942.1
Gross profit	382.6	372.9	192.6	186.5
Selling and administrative expenses	242.0	257.4	118.4	131.5
Amortization of intangibles	8.6	9.6	3.6	4.7
Impairments	1.2	677.9	.9	675.6
Net gain on disposal of assets and businesses	(21.4)	(17.0)	(19.3)	(6.8)
Other income, net of other expense	(1.1)	(3.7)	(1.4)	(4.2)
Earnings (loss) before interest and income taxes	153.3	(551.3)	90.4	(614.3)
Interest expense	39.3	44.0	20.5	22.4
Interest income	2.8	3.4	1.8	2.4
Earnings (loss) before income taxes	116.8	(591.9)	71.7	(634.3)
Income taxes	33.7	(21.4)	19.2	(32.2)
Net earnings (loss)	83.1	(570.5)	52.5	(602.1)
(Earnings) attributable to noncontrolling interest, net of tax	—	(.1)	—	(.1)
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$83.1	$(570.6)	$52.5	$(602.2)

Net earnings (loss) per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.60	$(4.16)	$.38	$(4.39)
Diluted	$.60	$(4.16)	$.38	$(4.39)

Weighted average shares outstanding
Basic	138.2	137.0	138.5	137.3
Diluted	139.1	137.0	139.6	137.3
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions)	2025	2024	2025	2024
Net earnings (loss)	$83.1	$(570.5)	$52.5	$(602.1)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	81.9	(40.9)	59.2	(17.4)
Cash flow hedges	1.2	(2.9)	.6	(1.4)
Defined benefit pension plans	(.2)	.4	(.2)	.2
Other comprehensive income (loss), net of tax	82.9	(43.4)	59.6	(18.6)
Comprehensive income (loss)	166.0	(613.9)	112.1	(620.7)
Add: comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$166.0	$(613.9)	$112.1	$(620.7)
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2025	2024
Operating Activities
Net earnings (loss)	$83.1	$(570.5)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	52.0	55.9
Amortization of intangibles and supply agreements	9.3	9.6
Long-lived asset impairment	1.2	2.6
Goodwill impairment	—	675.3
Increase in provision for losses on accounts receivable	1.8	8.3
Write-down of inventories	8.1	21.6
Net gain from disposal of assets and businesses	(21.4)	(17.0)
Deferred income tax benefit	(1.6)	(45.0)
Stock-based compensation	12.5	17.8
Other, net	(6.4)	(8.3)
Changes in working capital, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(18.1)	(41.0)
Inventories	17.2	35.1
Other current assets	(1.7)	(2.9)
Accounts payable	(14.6)	(7.5)
Accrued expenses and other current liabilities	(30.6)	(46.1)
Net Cash Provided by Operating Activities	90.8	87.9
Investing Activities
Additions to property, plant and equipment	(21.8)	(41.4)
Proceeds from disposals of assets and businesses	29.1	23.2
Other, net	3.0	(.4)
Net Cash Provided by (Used for) Investing Activities	10.3	(18.6)
Financing Activities
Payments on long-term debt	(.1)	(.1)
Change in commercial paper and short-term debt	(77.3)	12.0
Dividends paid	(13.5)	(123.0)
Purchases of common stock	(2.3)	(4.3)
Other, net	(.6)	(1.7)
Net Cash Used for Financing Activities	(93.8)	(117.1)
Effect of Exchange Rate Changes on Cash	11.3	(10.7)
Increase (Decrease) in Cash and Cash Equivalents	18.6	(58.5)
Cash and Cash Equivalents—January 1,	350.2	365.5
Cash and Cash Equivalents—June 30,	$368.8	$307.0
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
(Amounts in millions)
Beginning balance, April 1, 2025	$557.4	$2,088.2	$(92.5)	$(1,806.3)	$.8	$747.6
Net earnings (loss)	—	52.5	—	—	—	52.5
Dividends declared (See Note D)	.1	(6.9)	—	—	—	(6.8)
Treasury stock purchased	—	—	—	(.3)	—	(.3)
Treasury stock issued	(5.8)	—	—	6.7	—	.9
Other comprehensive income (loss), net of tax (See Note K)	—	—	59.6	—	—	59.6
Stock-based compensation transactions, net of tax	2.3	—	—	—	—	2.3
Ending balance, June 30, 2025	$554.0	$2,133.8	$(32.9)	$(1,799.9)	$.8	$855.8

	Three Months Ended June 30, 2024
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
(Amounts in millions)
Beginning balance, April 1, 2024	$571.0	$2,629.6	$(68.5)	$(1,843.3)	$.7	$1,289.5
Net earnings (loss)	—	(602.2)	—	—	.1	(602.1)
Dividends declared (See Note D)	1.5	(8.1)	—	—	—	(6.6)
Treasury stock purchased	—	—	—	(.2)	—	(.2)
Treasury stock issued	(3.9)	—	—	5.0	—	1.1
Other comprehensive income (loss), net of tax (See Note K)	—	—	(18.5)	—	(.1)	(18.6)
Stock-based compensation transactions, net of tax	5.2	—	—	—	—	5.2
Ending balance, June 30, 2024	$573.8	$2,019.3	$(87.0)	$(1,838.5)	$.7	$668.3

	Six Months Ended June 30, 2025
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
(Amounts in millions)
Beginning balance, January 1, 2025	$570.7	$2,064.5	$(115.8)	$(1,830.0)	$.8	$690.2
Net earnings (loss)	—	83.1	—	—	—	83.1
Dividends declared (Note D)	.3	(13.8)	—	—	—	(13.5)
Treasury stock purchased	—	—	—	(2.3)	—	(2.3)
Treasury stock issued	(30.3)	—	—	32.4	—	2.1
Other comprehensive income (loss), net of tax (Note K)	—	—	82.9	—	—	82.9
Stock-based compensation transactions, net of tax	13.3	—	—	—	—	13.3
Ending balance, June 30, 2025	$554.0	$2,133.8	$(32.9)	$(1,799.9)	$.8	$855.8

	Six Months Ended June 30, 2024
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
(Amounts in millions)
Beginning balance, January 1, 2024	$577.8	$2,661.1	$(43.7)	$(1,861.9)	$.7	$1,334.0
Net earnings (loss)	—	(570.6)	—	—	.1	(570.5)
Dividends declared (Note D)	3.0	(71.2)	—	—	—	(68.2)
Treasury stock purchased	—	—	—	(4.3)	—	(4.3)
Treasury stock issued	(24.5)	—	—	27.7	—	3.2
Other comprehensive income (loss), net of tax (Note K)	—	—	(43.3)	—	(.1)	(43.4)
Stock-based compensation transactions, net of tax	17.5	—	—	—	—	17.5
Ending balance, June 30, 2024	$573.8	$2,019.3	$(87.0)	$(1,838.5)	$.7	$668.3
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
Accounts Receivable and Accounts Payable Programs
We participate in trade receivables sales programs in combination with third-party banking institutions and certain customers. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. Approximately $40.0 and $45.0 of trade receivables were sold and removed from our balance sheets at June 30, 2025 and December 31, 2024, respectively.
We occasionally utilize third-party programs that allow our suppliers to be paid earlier at a discount. While we continue to make payments based on our customary terms, a supplier can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The accounts payable settled through the third-party programs, which remain on our Consolidated Balance Sheets, were approximately $105.0 and $120.0 at June 30, 2025 and December 31, 2024, respectively.
Reclassifications
Certain reclassifications have been made to prior year's information in the Consolidated Condensed Balance Sheet and Note N regarding assets held for sale to conform to the 2025 presentation.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Bedding Products
Bedding Group	$782.1	$886.0	$391.4	$438.0

Specialized Products
Automotive Group	399.9	424.9	202.7	214.0
Aerospace Products Group (Note N)	103.6	93.1	50.6	47.5
Hydraulic Cylinders Group	100.7	117.5	50.8	58.1
	604.2	635.5	304.1	319.6

Furniture, Flooring & Textile Products
Home Furniture Group	128.0	141.9	61.2	69.7
Work Furniture Group	141.0	139.3	72.1	69.2
Flooring & Textile Products Group	424.8	422.8	229.2	232.1
	693.8	704.0	362.5	371.0
	$2,080.1	$2,225.5	$1,058.0	$1,128.6
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

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
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
A summary of segment results for the periods presented is as follows:

	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products	Total
Three Months Ended June 30, 2025
Trade sales [1]	$391.4	$304.1	$362.5	$1,058.0
Inter-segment sales	5.2	.1	1.4	6.7
Total segment sales	396.6	304.2	363.9	1,064.7
Less:
Depreciation and amortization	13.3	8.2	4.6	26.1
Nonoperating assets depreciation and amortization [2]	1.3	1.1	1.2	3.6
Total depreciation and amortization	14.6	9.3	5.8	29.7
Restructuring, restructuring-related, and impairment charges (Note E)	2.1	.6	.9	3.6
Gain on sale of real estate	(16.7)	(1.7)	—	(18.4)
Other segment items [3]	369.4	257.3	332.8	959.5
Segment EBIT	$27.2	$38.7	$24.4	90.3
Intersegment eliminations and other				.1
Interest expense net of interest income				(18.7)
Earnings (loss) before income taxes				$71.7

Three Months Ended June 30, 2024
Trade sales [1]	$438.0	$319.6	$371.0	$1,128.6
Inter-segment sales	6.5	1.3	3.0	10.8
Total segment sales	444.5	320.9	374.0	1,139.4
Less:
Depreciation and amortization	14.3	10.3	5.5	30.1
Nonoperating assets depreciation and amortization [2]	1.0	.7	.8	2.5
Total depreciation and amortization	15.3	11.0	6.3	32.6
Goodwill impairment (Note F)	587.2	43.6	44.5	675.3
Restructuring, restructuring-related, and impairment charges (Note E)	9.9	1.3	—	11.2
Gain on sale of real estate	(4.7)	—	—	(4.7)
Other segment items [3]	428.6	274.5	332.6	1,035.7
Segment EBIT	$(591.8)	$(9.5)	$(9.4)	(610.7)
Intersegment eliminations and other [4]				(3.6)
Interest expense net of interest income				(20.0)
Earnings (loss) before income taxes				$(634.3)

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)

	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products	Total
Six Months Ended June 30, 2025
Trade sales [1]	$782.1	$604.2	$693.8	$2,080.1
Inter-segment sales	10.4	.3	3.7	14.4
Total segment sales	792.5	604.5	697.5	2,094.5
Less:
Depreciation and amortization	26.3	18.6	9.5	54.4
Nonoperating assets depreciation and amortization [2]	2.6	2.0	2.3	6.9
Total depreciation and amortization	28.9	20.6	11.8	61.3
Restructuring, restructuring-related, and impairment charges (Note E)	5.5	4.0	1.0	10.5
Gain on sale of real estate	(16.7)	(1.7)	(3.2)	(21.6)
Other segment items [3]	738.0	514.5	638.7	1,891.2
Segment EBIT	$36.8	$67.1	$49.2	153.1
Intersegment eliminations and other				.2
Interest expense net of interest income				(36.5)
Earnings (loss) before income taxes				$116.8

Six Months Ended June 30, 2024
Trade sales [1]	$886.0	$635.5	$704.0	$2,225.5
Inter-segment sales	12.9	1.7	5.5	20.1
Total segment sales	898.9	637.2	709.5	2,245.6
Less:
Depreciation and amortization	28.9	20.4	10.8	60.1
Nonoperating assets depreciation and amortization [2]	2.2	1.5	1.7	5.4
Total depreciation and amortization	31.1	21.9	12.5	65.5
Other segment items:
Goodwill impairment (Note F)	587.2	43.6	44.5	675.3
Restructuring, restructuring-related, and impairment charges (Note E)	19.2	1.3	1.5	22.0
Gain on sale of real estate	(12.6)	—	—	(12.6)
Gain from net insurance proceeds	—	—	(2.2)	(2.2)
Other segment items [3]	850.1	556.2	639.0	2,045.3
Segment EBIT	$(576.1)	$14.2	$14.2	(547.7)
Intersegment eliminations and other [4]				(3.6)
Interest expense net of interest income				(40.6)
Earnings (loss) before income taxes				$(591.9)
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

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
4 For Intersegment eliminations and other, the three and six months ended June 30, 2024, included $3.7 in CEO transition compensation costs.
Average assets for our segments are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include the average of both working capital (current assets and current liabilities utilized in operations) plus net property, plant and equipment.

Average Assets by Segment	June 30, 2025	December 31, 2024
Bedding Products	$662.0	$741.8
Specialized Products	393.0	398.7
Furniture, Flooring & Textile Products	334.3	346.1
Average current liabilities included in segment numbers above	655.3	692.7
Unallocated assets [1]	1,669.9	1,634.0
Difference between average assets and period-end balance sheet	(10.8)	(151.7)
Total assets	$3,703.7	$3,661.6
1 Unallocated assets consist primarily of goodwill, other intangibles, cash, and net operating leases.
D—Earnings (Loss) Per Share (EPS)
Basic and diluted earnings (loss) per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Net earnings (loss)
Net earnings (loss)	$83.1	$(570.5)	$52.5	$(602.1)
Earnings attributable to noncontrolling interest, net of tax	—	(.1)	—	(.1)
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$83.1	$(570.6)	$52.5	$(602.2)

Weighted average number of shares (in millions)
Weighted average number of common shares used in basic EPS	138.2	137.0	138.5	137.3
Dilutive effect of stock-based compensation	.9	—	1.1	—
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	139.1	137.0	139.6	137.3

Basic and diluted EPS
Basic EPS attributable to Leggett & Platt common shareholders	$.60	$(4.16)	$.38	$(4.39)

Diluted EPS attributable to Leggett & Platt common shareholders	$.60	$(4.16)	$.38	$(4.39)

Other information
Anti-dilutive shares excluded from diluted EPS computation	.8	.5	.7	.5

Cash dividends declared per share	$.10	$.51	$.05	$.05
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

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
Over the course of the restructuring timeline, we plan to consolidate between 15 and 20 production and distribution facilities in the Bedding Products segment and a small number of production facilities in the Furniture, Flooring & Textile Products segment. Our total restructuring, restructuring-related, and impairment costs for the 2024 Plan are expected to be between $65.0 and $75.0, of which $47.8 was incurred in 2024, with the remainder expected to be substantially complete in 2025. As of June 30, 2025, we have incurred life-to-date 2024 Plan costs of $56.6.
The following table presents all 2024 Plan restructuring and restructuring-related activity, including impairments, for the periods presented:

	Total Amount Expected to be Incurred	Total Amount Incurred to Date Since January 1, 2024	Six Months Ended June 30, 2025	Total Amount Incurred in 2024
2024 Restructuring Plan activity:
Net cash restructuring and restructuring-related	$40.0 to $45.0	$37.4	$7.1	$30.3
Net non-cash restructuring and restructuring-related	$15.0 to $20.0	13.8	.5	13.3
Total net restructuring and restructuring-related costs	$55.0 to $65.0	51.2	7.6	43.6
Goodwill and long-lived asset impairment costs [1]	Approximately $10.0	5.4	1.2	4.2
Total 2024 Restructuring Plan activity	$65.0 to $75.0	$56.6	$8.8	$47.8
1 This includes $.7 of goodwill impairment in 2024 related to a small U.S. machinery business within the Bedding Products segment that reached held-for-sale status in the fourth quarter of 2024.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
The table below presents the restructuring and restructuring-related activity for the periods presented:

	Income Statement Presentation	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
2024 Plan restructuring costs (gains):
Termination benefits, relocation, and other restructuring costs	Other income, net of other expense
	(See Note J)	$4.4	$11.7	$2.1	$6.0
2024 Plan restructuring-related costs (gains):
Inventory obsolescence and other	Cost of goods sold	.5	3.8	—	1.5
Professional services and other	Selling and administrative expenses	1.1	5.4	.1	4.9
Net loss (gain) on disposal of assets and businesses	Net gain on disposal of assets and businesses	1.6	(1.5)	.2	(1.5)
Total 2024 Plan restructuring-related costs (gains)		3.2	7.7	.3	4.9
Total 2024 Plan net restructuring and restructuring-related costs (gains)		$7.6	$19.4	$2.4	$10.9

Other restructuring costs (gains):
Termination benefits, relocation, and other restructuring costs [1]	Other income, net of other expense
	(See Note J)	$1.5	$—	$.7	$—
Other restructuring-related costs (gains):
Professional services and other [1]	Selling and administrative expenses	.6	—	—	—
Net loss (gain) on disposal of assets and businesses	Net gain on disposal of assets and businesses	(.9)	—	(.9)	—
Total other restructuring-related (gains) costs		(.3)	—	(.9)	—
Total other net restructuring and restructuring-related costs (gains)		$1.2	$—	$(.2)	$—
1 This includes cash charges for divestiture-related expenses associated with the pending sale of our Aerospace business that met held-for-sale criteria late in the first quarter of 2025 as discussed in Note N. Costs were $1.7 for the six months ended June 30, 2025. There were no costs for the six months ended June 30, 2024.

Net restructuring and restructuring-related 2024 Plan costs by segment were as follows:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Bedding Products	$4.3	$16.6	$1.2	$9.6
Specialized Products	2.3	1.3	.3	1.3
Furniture, Flooring & Textile Products	1.0	1.5	.9	—
Total net restructuring and restructuring-related costs	$7.6	$19.4	$2.4	$10.9

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
During the first six months of 2025, we recognized gains of $16.7 from the sale of real estate associated with the 2024 Plan within the Bedding Products segment. These gains are not reflected in the tables above. There were no gains from the sale of real estate associated with the 2024 Plan in the six months ending June 30, 2024.

The accrued liability associated with the 2024 Plan consisted of the following:

	Balance at December 31, 2024	Add: 2025 Charges	Less: 2025 Payments	Balance at June 30, 2025
Termination benefits	$.8	$2.1	$2.6	$.3
Contract termination costs	—	.2	.2	—
Relocation and other restructuring costs	—	2.1	2.1	—
Total	$.8	$4.4	$4.9	$.3
F—Impairment Charges
Pretax impairment charges are reported in “Impairments” in the Consolidated Statements of Operations and are summarized in the table below.

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
	Other Long-Lived Assets Impairment	Goodwill Impairment	Other Long-Lived Assets Impairment	Total Impairments
Bedding Products	$1.2	$587.2	$2.6	$589.8
Specialized Products	—	43.6	—	43.6
Furniture, Flooring & Textile Products	—	44.5	—	44.5
Total impairment charges	$1.2	$675.3	$2.6	$677.9

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
	Other Long-Lived Assets Impairment	Goodwill Impairment	Other Long-Lived Assets Impairment	Total Impairments
Bedding Products	$.9	$587.2	$.3	$587.5
Specialized Products	—	43.6	—	43.6
Furniture, Flooring & Textile Products	—	44.5	—	44.5
Total impairment charges	$.9	$675.3	$.3	$675.6

Goodwill
We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur, or at least annually. We perform our annual goodwill impairment testing in the second quarter.
There were no triggering events or impairments indicated in the six months ending June 30, 2025.
The 2024 annual goodwill impairment testing performed in the second quarter resulted in a $675.3 non-cash goodwill impairment charge. In general, the fair values for our reporting units decreased versus 2023 due to macroeconomic pressures, including low demand, particularly in residential end markets. The fair values of our reporting units were reconciled to our consolidated market capitalization, which decreased due to the significant decline in stock price during the second quarter of 2024.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the tables below. If actual results differ materially from estimates used in our calculations, we could incur future impairment charges. These tables exclude Hydraulic Cylinders, as this unit had no goodwill remaining after the second quarter 2024 impairment of $43.6.

2025
Fair Value over Carrying Value divided by Carrying Value	June 30, 2025 Goodwill Value	Compound Annual Growth Rate (CAGR) Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$446.5	<1% - 8%	3%	15% - 20%
50% - 100%	304.7	(2) - 4	3	15 - 17
	$751.2	(2)% - 8%	3%	15% - 20%

2024
Fair Value over Carrying Value divided by Carrying Value	December 31, 2024 Goodwill Value	CAGR Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$430.4	(1)% - 12%	3%	14-17%
101% - 300%	364.0	3 - 7	3	14
	$794.4	(1)% - 12%	3%	14% - 17%
1 This category includes Bedding, Aerospace, Home Furniture, and Work Furniture for 2025 and Bedding, Aerospace, and Work Furniture for 2024.
•The fair value of our Bedding reporting unit exceeded its carrying value by 20% at our second quarter 2025 testing date. The fair value of our Bedding reporting unit was less than its carrying value at our second quarter 2024 testing date, resulting in a partial goodwill impairment of $587.2. Goodwill associated with this reporting unit was $323.6 at June 30, 2025 and $310.0 at December 31, 2024.
•The fair value of our Aerospace reporting unit exceeded its carrying value by 48% at our second quarter 2025 testing date as compared to 21% in 2024. Goodwill associated with this reporting unit was $68.0 at June 30, 2025 and $66.8 at December 31, 2024. This unit was classified as held for sale during 2025, and the June 30, 2025 goodwill is presented in Non-current assets held for sale on our balance sheet (see Note N). We incorporated the estimated sales price of the pending sale of this reporting unit when performing our second quarter 2025 valuation analysis.
•The fair value of our Home Furniture reporting unit exceeded its carrying value by 34% at our second quarter 2025 testing date. Goodwill associated with this reporting unit was $68.3 at June 30, 2025 and $67.7 at December 31, 2024.
•The fair value of our Work Furniture reporting unit exceeded its carrying value by 29% at our second quarter 2025 testing date. The fair value of our Work Furniture reporting unit was less than its carrying value at our second quarter 2024 testing date, resulting in a partial goodwill impairment of $44.5. Goodwill associated with this reporting unit was $54.6 at June 30, 2025 and $53.6 at December 31, 2024.

Other long-lived assets
We review material intangibles mid-year and other long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
All long-lived asset impairment charges for the three and six months ended June 30, 2025 and June 30, 2024 were related to the 2024 Restructuring Plan.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
G—Accounts and Other Receivables
Accounts and other receivables consisted of the following:

	June 30, 2025		December 31, 2024
	Current	Long-term	Current	Long-term
Total trade receivables	$557.1	$—	$517.2	$—
Allowance for doubtful accounts - trade receivables	(14.9)	—	(14.2)	—
Trade receivables, net	$542.2	$—	$503.0	$—

Taxes receivable, including income taxes	$7.1	$—	$4.1	$—
Value-added taxes (VAT) recoverable [1]	18.3	—	40.1	6.0
Other receivables	9.6	4.9	12.2	4.5
Other receivables, net	$35.0	$4.9	$56.4	$10.5
1 This includes recoverable amounts from various countries. As of December 31, 2024, we had outstanding Mexico VAT receivables of $35.5, primarily due to delays in processing refunds by the local tax authorities. Refunds received in the first half of 2025 reduced this receivable to $7.6 at June 30, 2025.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2024	Change in Provision	Less: Net Charge-offs/ (Recoveries) and Other	Balance at June 30, 2025
Total allowance for doubtful accounts on trade receivables	$14.2	$1.8	$1.1	$14.9

The amounts in the above tables reflect the reclassification of certain receivables and allowance for doubtful accounts to held for sale as discussed in Note N.
H—Inventories
The following table recaps the components of inventory for each period presented:

	June 30, 2025	December 31, 2024
Finished goods	$299.4	$321.6
Work in process	41.4	72.1
Raw materials and supplies	307.8	328.9
Inventories	$648.6	$722.6
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
The amounts in the above table reflect the reclassification of certain inventories to held for sale as discussed in Note N.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
I—Stock-Based Compensation
The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Restricted Stock Unit awards	$7.4	$—	$9.2	$—
All other stock plans	2.7	1.2	4.7	(.4)
Total stock-based compensation expense (income)	10.1	$1.2	13.9	$(.4)
Employee contributions for above stock plans	2.4		3.9
Total stock-based compensation	$12.5		$17.8

Tax benefits on stock-based compensation expense	$2.5		$3.4
Tax (expense)/benefits on stock-based compensation payments	(2.7)		(1.2)
Total tax (expense)/benefits associated with stock-based compensation	$(.2)		$2.2

	Three Months Ended		Three Months Ended
	June 30, 2025		June 30, 2024
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Restricted Stock Unit awards	$.4	$—	$2.9	—
All other stock plans	2.7	.9	3.0	(.1)
Total stock-based compensation expense (income)	3.1	$.9	5.9	$(.1)
Employee contributions for above stock plans	1.2		1.9
Total stock-based compensation	$4.3		$7.8

Tax benefits on stock-based compensation expense	$.8		$1.4
Tax (expense)/benefits on stock-based compensation payments	(.2)		(.4)
Total tax benefits associated with stock-based compensation	$.6		$1.0
J—Other income, net of other expense

The components of "Other income, net of other expense" were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Restructuring charges	$5.9	$11.7	$2.8	$6.0
Currency (gain) loss	(1.0)	(2.6)	1.3	(1.7)
(Gain) loss from diversified investments associated with the ESU Program	(3.8)	(3.8)	(4.4)	(.9)
Reduction to contingent purchase price liability	—	(6.4)	—	(4.4)
Other (income) expense	(2.2)	(2.6)	(1.1)	(3.2)
	$(1.1)	$(3.7)	$(1.4)	$(4.2)

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
K—Accumulated Other Comprehensive Income (Loss)
The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended June 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2025	$(93.1)	$7.8	$(7.2)	$(92.5)
Other comprehensive income (loss)	59.2	(.2)	(.3)	58.7
Reclassifications, pretax	—	.7	.1	.8
Income tax effect	—	.1	—	.1
Attributable to noncontrolling interest	—	—	—	—
Balance, June 30, 2025	$(33.9)	$8.4	$(7.4)	$(32.9)

Balance, April 1, 2024	$(66.1)	$11.0	$(13.4)	$(68.5)
Other comprehensive income (loss)	(17.4)	(.7)	—	(18.1)
Reclassifications, pretax	—	(.8)	.2	(.6)
Income tax effect	—	.1	—	.1
Attributable to noncontrolling interest	.1	—	—	.1
Balance, June 30, 2024	$(83.4)	$9.6	$(13.2)	$(87.0)

	Six Months Ended June 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2025	$(115.8)	$7.2	$(7.2)	$(115.8)
Other comprehensive income (loss)	81.9	(.4)	(.5)	81.0
Reclassifications, pretax	—	1.6	.2	1.8
Income tax effect	—	—	.1	.1
Balance, June 30, 2025	$(33.9)	$8.4	$(7.4)	$(32.9)

Balance, January 1, 2024	$(42.6)	$12.5	$(13.6)	$(43.7)
Other comprehensive income (loss)	(40.9)	(1.5)	—	(42.4)
Reclassifications, pretax	—	(1.9)	.5	(1.4)
Income tax effect	—	.5	(.1)	.4
Attributable to noncontrolling interest	.1	—	—	.1
Balance, June 30, 2024	$(83.4)	$9.6	$(13.2)	$(87.0)
L—Fair Value
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

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
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
•Level 3: Unobservable inputs that are not corroborated by market data.
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$161.8	$—	$161.8
Derivative assets (Note M)	—	3.2	—	3.2
Diversified investments associated with the Executive Stock Unit (ESU) Program	55.2	—	—	55.2
Total assets	$55.2	$165.0	$—	$220.2
Liabilities:
Derivative liabilities (Note M)	$—	$5.4	$—	$5.4
Liabilities associated with the ESU Program	57.4	—	—	57.4
Total liabilities	$57.4	$5.4	$—	$62.8

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$156.0	$—	$156.0
Derivative assets (Note M)	—	5.1	—	5.1
Diversified investments associated with the ESU Program	55.1	—	—	55.1
Total assets	$55.1	$161.1	$—	$216.2
Liabilities:
Derivative liabilities (Note M)	$—	$7.0	$—	$7.0
Liabilities associated with the ESU Program	53.9	—	—	53.9
Total liabilities	$53.9	$7.0	$—	$60.9
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 1) was approximately $200.0 less than carrying value of $1,489.2 at June 30, 2025 and approximately $245.0 less than carrying value of $1,488.3 at December 31, 2024.
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
M—Derivative Financial Instruments
The following table presents assets and liabilities representing the fair value of our most significant derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution and do not consider the offsetting underlying hedged item.

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of June 30, 2025
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Dec 2026	$233.8	$2.6	$.3	$3.8	$.4
Total fair value hedges	Oct 2025	14.9	.1	—	—	—
Not designated as hedging instruments	Jun 2026	55.9	.2	—	1.2	—
Total derivatives			$2.9	$.3	$5.0	$.4

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2024
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Jun 2026	$254.0	$3.1	$.3	$5.8	$.3
Total fair value hedges	Jun 2025	19.0	.1	—	.1	—
Not designated as hedging instruments	Dec 2025	166.5	1.6	—	.8	—
Total derivatives			$4.8	$.3	$6.7	$.3
The following table sets forth the pretax losses (gains) for our hedging activities for the periods presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note K) as well as derivative settlements recorded directly to income or expense.

Derivatives	Income Statement Caption	Amount of Loss (Gain) Recorded in Income Six Months Ended June 30,		Amount of Loss (Gain) Recorded in Income Three Months Ended June 30,
		2025	2024	2025	2024
Designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$(.2)	$(.2)	$(.1)	$(.1)
Currency cash flow hedges	Net trade sales	2.0	.7	.5	.6
Currency cash flow hedges	Cost of goods sold	(.6)	(1.1)	(.3)	(.6)
Total cash flow hedges		1.2	(.6)	.1	(.1)
Fair value hedges	Other income, net of other expense	(.2)	.5	(.1)	.3
Not designated as hedging instruments	Other income, net of other expense	8.5	(1.9)	5.5	(.8)
Total derivative instruments		$9.5	$(2.0)	$5.5	$(.6)
N—Assets Held For Sale and Divestitures
In March 2025, as part of the 2024 Plan, we divested a small U.S. machinery business within our Bedding Products segment, which had immaterial amounts of annual external sales and EBIT. The net sales price was $1.2 and approximated the carrying cost of the business.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
In May 2025, we divested a small Mexican Work Furniture business within our Furniture, Flooring & Textile Products segment, which had immaterial amounts of annual external sales and EBIT. The net sales price was $3.8 and approximated the carrying cost of the business.
On March 25, 2025, our Board of Directors approved the sale of our Aerospace Products Group, which is a part of our Specialized Products segment. On April 2, 2025, we signed an agreement for a cash purchase price of $285.0, subject to adjustments for working capital, cash, and indebtedness. It is subject to customary closing conditions and regulatory approvals.
This group met held-for-sale criteria at March 25, 2025, but did not meet the criteria for discontinued operations because it does not represent a strategic shift that would have a major effect on our financial results.
The held-for-sale items are shown on our Consolidated Condensed Balance Sheets as follows:

	June 30, 2025	December 31, 2024
Trade receivables, net	$29.0	$—
Inventories	64.5	2.5
Prepaid expenses and other current assets	1.3	—
Total current assets held for sale	94.8	2.5

Net property, plant and equipment	29.2	4.7
Goodwill	68.0	—
Other intangibles, net	39.3	—
Sundry	7.2	—
Total non-current assets held for sale	143.7	4.7

Total assets held for sale	$238.5	$7.2

Current portion of operating lease liabilities	$1.4	$—
Accounts payable	22.8	—
Accrued expenses	11.3	—
Other current liabilities	4.1	—
Total current liabilities held for sale	39.6	—

Operating lease liabilities	4.6	—
Other long-term liabilities	3.8	—
Total long-term liabilities held for sale	8.4	—

Total liabilities and equity held for sale	$48.0	$—

Net assets held for sale	$190.5	$7.2
The above table includes:

	June 30, 2025	December 31, 2024
Aerospace Products Group	$188.1	$—
Property, plant and equipment primarily associated with the closing of other operations	2.4	4.7
Inventories associated with the U.S. machinery business	—	2.5
	$190.5	$7.2

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
The Aerospace Products Group had external sales and pretax earnings as shown below:

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
External sales	$103.6	$93.1	$50.6	$47.5
Pretax earnings (excluding corporate overhead)	16.5	7.9	9.3	5.2
Depreciation and amortization were discontinued upon classification as held for sale. Accordingly, depreciation and amortization expense included in pre-tax earnings was $0 and $2.6 for the three months ended June 30, 2025, and June 30, 2024, respectively, and $2.5 and $5.2 for the six months ended June 30, 2025 and June 30, 2024, respectively. The sale is expected to close in 2025.
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
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss, in the aggregate, of $2.2 and $1.4 at June 30, 2025 and December 31, 2024, respectively. There were no material adjustments to the accrual, including cash payments and expense, for the three and six-month periods ending June 30, 2025 and June 30, 2024. The accruals do not include accrued expenses related to employment, workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows.

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of June 30, 2025, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of the accruals noted above are estimated to be $18.0. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $18.0 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.
P—Subsequent Events
Enactment of Public Law 119-21
On July 4, 2025, President Trump signed Public Law 119-21, also known as the “One Big Beautiful Bill Act,” which includes changes to the U.S. corporate income tax system, such as modifications to the limitation on interest deductibility, the reinstatement of 100% bonus depreciation, and the immediate expensing of qualifying research and experimentation expenses, which will affect our financial statements in the third quarter of 2025. In addition, other U.S. corporate tax changes embodied in the legislation, including certain modifications to the

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
international tax system, will be effective for the Company in 2026. We are currently evaluating the future impact of these tax law changes on our financial statements.
Credit Facility Amendment
On July 24, 2025, we amended our credit facility. The amendment extended the maturity date to July 24, 2030 (previously September 30, 2026) and reduced the lenders' revolving commitments to $1,000.0 (previously $1,200.0).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
HIGHLIGHTS
We had trade sales of $1,058 million for the three months ending June 30, 2025, a decrease of 6% versus the second quarter 2024. In the first six months of 2025, trade sales were $2,080 million versus $2,226 million for the same period of 2024.
Earnings Per Share (EPS) was $.38 for the second quarter and $.60 for the six months ending June 30, 2025, compared to $(4.39) and $(4.16) in the same periods of 2024. Second quarter EPS includes $.02 in restructuring and restructuring-related charges and a $.10 gain from the sale of real estate. EPS for the six months ending June 30, 2025 includes $.06 in restructuring and restructuring-related charges and a $.12 gain from the sale of real estate.
Earnings Before Interest and Taxes (EBIT) for the second quarter and six months ending June 30, 2025 was $90 million and $153 million, respectively. This is up $705 million compared to the same periods in 2024. Second quarter includes $4 million of restructuring and restructuring-related costs and a $18 million gain from the sale of real estate. EBIT for the six months ending June 30, 2025 includes $11 million of restructuring and restructuring-related costs and a $22 million gain from the sale of real estate.
In April, we entered into an agreement to sell our Aerospace Products Group for a cash purchase price of $285 million, subject to adjustments for working capital, cash, and indebtedness. We expect to receive approximately $240 million in after-tax proceeds from the sale, which is subject to customary closing conditions and regulatory approvals.
In May, we sold a small Work Furniture operation located in Mexico for a net sales price of $4 million.
The 2024 Restructuring Plan continues to progress across all three of our segments, including our corporate general and administrative cost initiatives.
Operating cash flow was $91 million in the first six months of 2025, an increase of $3 million versus the same period of 2024.
In late July 2025, we amended our credit agreement to extend the maturity date to July 24, 2030, and reduce the lending commitments from $1.2 billion to $1.0 billion.
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
Bedding Products: This segment supplies a variety of components used by bedding manufacturers in the production and assembly of their finished products, as well as produces private label finished mattresses and adjustable bed bases. This segment is also vertically integrated in the production and supply of specialty foam chemicals, steel rod, and drawn steel wire to our own operations and to external customers. We also supply steel rod and wire to trade customers that operate in a broad range of markets. This segment contributed 38% of our trade sales during the first six months of 2025.
Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and heavy-construction industries. This segment contributed 29% of our trade sales in the first six months of 2025.
Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components. This segment contributed 33% of our trade sales in the first six months of 2025.
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
Major Factors That Impact Our Business
Tariffs Impacting our Business
We continue to monitor and evaluate policy changes impacting global trade, including tariff regulations, the effects of recently announced tariffs and tariff warning letters, and the potential imposition of modified or additional tariffs. Prior to tariff announcements in 2025, our U.S. businesses sourced approximately $400 million of products annually from trade and intercompany suppliers located in foreign countries, including approximately $100 million from China. Approximately 60% of our trade sales are produced and consumed in the United States, while another 8% of sales produced abroad are consumed in the United States, with 5% currently exempt under the United States-Mexico-Canada Agreement (USMCA). Tariffs present both positive and negative impacts across our businesses, but, in the aggregate, based on limited information to date, which may change, we expect the recent tariff changes may produce a net positive impact on our consolidated results of operations. However, it is possible that wide-ranging tariffs could drive inflation, weaken consumer confidence, and ultimately reduce consumer demand for our products.
Across our businesses, we continue to be actively engaged with customers and suppliers to mitigate the impact of tariffs. Our efforts include leveraging our global footprint to shift production and sourcing to less-impacted regions, implementing pricing actions where appropriate, and pursuing increased demand opportunities domestically.
In Bedding Products, although reciprocal tariffs could benefit our U.S. mattress operations by creating a more level playing field between domestic and foreign producers, enforcement remains an unknown.

Historically, duties have led to more transshipment of mattresses to avoid higher rates, but recent comments by the administration appear to contemplate penalties for those activities. This will be an important consideration for the actual impact of reciprocal tariffs. Additionally, the White House announced the suspension of the de minimis rule, effective August 29, 2025. The rule generally allowed for goods valued at $800 or less to be imported into the United States without duties. While we are currently unable to quantify the specific impact on our business, we believe this policy change may create a more level playing field by reducing the cost advantage associated with imported mattresses previously enjoyed by foreign competitors. Furthermore, Section 232 steel tariffs have led to expanded metal margins and increased demand for our Steel Rod and Drawn Wire operations, but we have yet to see noticeable improvement in our innerspring demand. However, our most significant tariff exposure in Bedding Products continues to be in our Adjustable Bed operations, primarily due to electronic components imported by our domestic operations from China. We expect our Mexican Adjustable Bed operation to remain cost competitive, assuming that the reciprocal tariff exemption for USMCA compliant products remains in place.
Within Specialized Products, our Automotive business continues to face the largest potential indirect tariff exposure. The majority of our North American production is in Canada and Mexico and is USMCA compliant and currently exempt from most tariffs. As a result, implementation of global tariffs on automotive parts has not directly impacted our operations. However, tariffs could cause reduced demand from our OEM and Tier customers if consumer affordability becomes an issue and they need to reduce production. Additionally, there is an emerging disruption risk of the critical rare earth supply chain, which feeds into Chinese-sourced magnets used in semiconductors and electronics in vehicles. While this has impacted some of our customers, it has had minimal impact on us to date.
In Furniture, Flooring & Textile Products, our Home Furniture operations in China primarily sell components to Asian customers who export finished furniture to the United States. Our Chinese operations experienced meaningful disruptions early in the second quarter, including shipment delays, order cancellations, and customer shutdowns, which began to normalize later in the quarter with the postponement of tariffs. Additionally, we sell components to U.S. customers and maintain some intercompany supply from our Chinese operations. To help mitigate our tariff exposure, we continue to make progress in setting up production in another low-cost country and anticipate beginning production later this year. Within Work Furniture, our teams are pursuing new opportunities with customers who are seeking regionally-supplied finished furniture and components. Finally, our Textile businesses continue to mitigate most tariff exposure by shifting to alternative sources in countries with lower tariff rates.
We are actively evaluating the potential impact of tariffs and counter-tariffs on our results of operations and financial condition, while also exploring possible opportunities to mitigate their impact. Although our analysis is preliminary and based on limited and changing information, we currently do not expect tariffs, as presently implemented or anticipated, to have a material adverse effect on our consolidated results of operations. However, if tariffs are modified or expanded, additional tariffs are implemented, or our preliminary information is incorrect, our consolidated results of operations could be materially negatively impacted.
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
Late in the first quarter 2025, the Aerospace Products Group met the criteria to be classified as held for sale, but did not meet the criteria for discontinued operations because it does not represent a strategic shift that would have a major effect on our financial results. For more information, see Note N to the Consolidated Condensed Financial Statements on page 23.
Goodwill and Long-Lived Asset Impairment Testing
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which would be reduced if we determine that those assets are impaired. At June 30, 2025, goodwill and other intangible assets represented $849 million, or 23% of our total assets. In addition, all other long-lived assets totaled $1.1 billion, or 30% of total assets.
We perform our annual goodwill impairment testing in the second quarter. We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur or at least annually. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. In addition, our long-lived assets are reviewed for recoverability at year end and whenever events or changes in circumstances indicate carrying values may not be recoverable.
The annual goodwill impairment testing in the second quarter of 2025 indicated no impairments. As of June 30, 2025, the fair values of all reporting units exceeded their respective carrying amounts by less than 100% in part due to ongoing macroeconomic uncertainties, including the announcement of tariffs. The fair values of our reporting units were reconciled to our consolidated market capitalization, which decreased due to the decline in the stock price compared to the prior year. Fair value exceeded carrying value by less than 50% at June 30, 2025 for the reporting units summarized in the table below.

Reporting Unit (Dollar amounts in millions)	June 30, 2025 Goodwill Value	Fair value in excess of carrying value as of June 30, 2025
Bedding	$324	20%
Aerospace [1]	68	48
Home Furniture	68	34
Work Furniture	55	29
1 This unit was classified as held for sale during 2025, and the June 30, 2025 goodwill is presented in Non-current assets held for sale on our balance sheet (see Note N).
The annual goodwill impairment testing in the second quarter of 2024 indicated that fair value had fallen below carrying value for three reporting units. We had impairments for the six months ending June 30, 2024 of $587 million, $44 million, and $44 million in our Bedding, Work Furniture, and Hydraulic Cylinders reporting units, respectively. After this impairment, the Hydraulic Cylinders reporting unit did not have any goodwill remaining.
In evaluating the potential for impairment of goodwill and other long-lived assets, we make assumptions and estimates regarding future operating performance, business trends, and market and economic performance, including future sales, operating margins, growth rates, and discount rates. Given the pending sale of the Aerospace Products unit, we also incorporated the estimated sales price when performing our second quarter 2025 valuation analysis for this unit.
We are continuing to monitor all factors impacting these reporting units. If actual results or the long-term outlook of any of our reporting units materially differ from the assumptions and estimates used in the goodwill and other long-lived assets valuation calculations, along with a sustained decrease in our stock price, we could incur future non-cash impairment charges, which would have a material negative impact on our earnings.

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
•Reduced corporate general and administrative expenses to be fully realized in 2025

2025 PROGRESS
Bedding Products segment
•Divested a small U.S. machinery business (two facilities)
•Consolidated one Specialty Foam production facility
•Sold two properties
Specialized Products segment
•Continued implementation of manufacturing efficiency improvement activities in Hydraulic Cylinders
Furniture, Flooring & Textile Products segment
•Launched second phase of our consolidation efforts in Flooring Products

ADDITIONAL EXPECTATIONS
Bedding Products segment
•Completion of Specialty Foam consolidation
Specialized Products segment
•Full implementation of manufacturing efficiency improvement activities in Hydraulic Cylinders
Furniture, Flooring & Textile Products segment
•Completion of restructuring initiatives in Flooring Products

(Dollar amounts in millions-all pretax)	2024 Actual	Six Months Ended June 30, 2025	Full Year Estimates for 2025	Total Plan Estimate	Total Plan Prior Estimate
Plan activity:
Restructuring and restructuring-related costs:
Cash	$30	$7	$10 to $15	$40 to $45	$45 to $50
Non-cash	18	2	5 to 10	25 to 30	35 to 40
Total costs	$48	$9	$15 to $25	$65 to $75	$80 to $90

Pretax net cash from real estate [1]	$20	$19	$20 to $30	$70 to $80	$60 to $80
1 This is only related to the 2024 Plan and does not include the sale of idle real estate. The 2024 sale of real estate resulted in a pretax gain of $17 million. We expect up to an estimated $25 million of pretax gains in 2025, including the $17 million in the second quarter of 2025, comprised of:
•One facility that closed in late April 2025 for $4 million
•One facility that closed in early June 2025 for $13 million
Due to the timing of listing properties, we expect the remaining real estate sales to occur in 2026.
EBIT Benefit:
We expect annualized EBIT benefit of $60–$70 million to be realized after initiatives are fully implemented.
•We realized $22 million for the full year 2024.
•We expect approximately $35–$40 million of incremental benefit to be realized in the full year 2025, of which $27 million was realized in the six months ended June 30, 2025.
•We expect approximately $5–$10 million of incremental benefit in 2026.
Sales Attrition:
We anticipate approximately $65 million of annual sales attrition after initiatives are fully implemented versus our prior expectations of $80 million.
•We realized $15 million for the full year 2024.
•We expect approximately $45 million of incremental sales attrition in 2025, of which $25 million was realized in the six months ended June 30, 2025 (including $3 million from the divestiture of a small U.S. machinery business in our Bedding Products segment).
•We expect approximately $5 million of incremental sales attrition in 2026.
Unrelated to the 2024 Plan, we have incurred cash charges for divestiture-related expenses associated with the pending sale of our Aerospace business that met held-for-sale criteria late in the first quarter of 2025 as discussed in Note N to the Consolidated Condensed Financial Statements on page 23. Costs were $2 million for the six months ended June 30, 2025. There were no costs for the six months ended June 30, 2024.
Total restructuring and restructuring-related costs, including 2024 Plan costs and costs incurred due to the pending sale of our Aerospace business, for the six months ended June 30, 2025 were $10 million ($8 million cash and $2 million non-cash charges).
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
Market Demand
Market demand (including product mix) is impacted by several economic factors, with housing turnover and consumer confidence being the most significant. Other important factors include disposable income levels, employment levels, and interest rates. All of these factors influence consumer spending on durable goods, and therefore affect demand for our products and components. Some of these factors also influence spending on infrastructure, facilities, and equipment, which has historically impacted approximately 25%-30% of our sales. The dynamic macroeconomic environment has pressured most of our end markets and negatively affected the demand for our products. We are also concerned that wide-ranging tariffs will drive inflation, weaken consumer confidence, and pressure consumer demand.
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
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Steel rod and steel scrap costs both declined modestly during 2024, leading to metal margin compression. In the first quarter of 2025, metal margins expanded but were still below metal margins in the first quarter of 2024. In the second quarter 2025, metal margins expanded sequentially to levels above those in the second quarter of 2024.
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. Average costs in in the first half of 2025 were in line with 2024 average costs.
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
In recent years, drought conditions lowered the water levels of the Mississippi River and Panama Canal, reducing traffic through these waterways and impacting some of our shipments. Although these issues did not materially impact our results of operations, additional logistical disruptions could result in additional costs and delays in our ability to deliver products timely to customers. Also, in 2023 and 2024, the conflict in the Red Sea caused delays with some of our shipments, while other shipments from China to the United States or Europe have been re-routed. Although these issues did not materially impact our results of operations, additional logistical disruptions including, but not limited to, labor availability, potential strikes, port congestion, and trade tensions could result in additional costs and delays in our ability to deliver products timely to certain customers.
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
In response to petitions filed with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) generally alleging that innersprings, steel wire rod, and mattresses were being unfairly sold in the United States by certain foreign manufacturers at less than fair value (dumping) and that certain foreign manufacturers of steel wire rod and mattresses were unfairly benefiting from subsidies, antidumping and/or countervailing duties have been imposed on the imports of such products. Following the DOC's determination in February 2025 that revocation of the 2019 antidumping duty order would likely lead to the continuation or recurrence of dumping of mattresses from China, the ITC extended the 2019 antidumping duty order on mattresses from China. The previous duties of up to 1,732% on mattresses from China will remain in place through May 2030. In 2025, the DOC and ITC determined that the revocation of certain innerspring orders would likely lead to the continuation or reoccurrence of dumping of uncovered innersprings from China, Vietnam, and South Africa. Consequently, they extended the antidumping duty orders on innerspring imports from these countries, with duties ranging from 116% to 234%, for an additional five years through April 2030.
In March 2020, the Company, along with other petitioners, filed petitions with the DOC and the ITC alleging that manufacturers of mattresses in seven different countries were unfairly selling their products in the United States at less than fair value and manufacturers of mattresses in China were benefiting from subsidies. These petitions resulted in antidumping and countervailing duty orders set to remain in effect for five years, through May 2026, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the orders for an additional five years. Following certain appeals that were filed with the U.S. Court of International Trade (CIT), the CIT ruled in favor of the ITC and petitioners and sustained the ITC’s unanimous injury decision. In February 2024, one respondent filed an appeal of the CIT's decision to the U.S. Court of Appeals for the

Federal Circuit, but that respondent agreed to dismiss the appeal on October 29, 2024. As a result, this particular appeal to the U.S. Court of Appeals for the Federal Circuit has been finally resolved. Following the decisions by the CIT and the DOC to revoke the antidumping order on mattresses from Indonesia, the Company, along with other petitioners, filed an appeal with the U.S. Court of Appeals for the Federal Circuit on April 17, 2025, challenging those decisions.
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
See Item 1 Legal Proceedings on page 50 for more information.
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
Strategic Initiatives
We are evaluating the market attractiveness and competitive position of all our businesses and assessing opportunities for profitable, long-term growth. In addition to the planned sale of the Aerospace Products Group, we recently completed the sale of a small Work Furniture operation. We are continuing to determine which businesses are the best long-term fit for the company, and which, if any, should be divested.
Potential Insurance Gain
In July 2025, a fire damaged or destroyed equipment and machinery that had been stored in a leased location for the Bedding Products segment. This claim is in the initial assessment stage and is subject to review and approval from our insurance carriers that may materially change the eventual outcome of the claim, including the timing and amount of proceeds received, if any at all. However, we currently expect potential net cash proceeds (after restoration and clean-up costs) resulting in an estimated gain of $20 million to $40 million, in multiple payments over the next 12 to 18 months.
Termination of Pension Plan
In September 2024, the Board of Directors approved a resolution to merge two of our domestic defined benefit pension plans and terminate the resulting merged plan effective December 31, 2024. Participants in the plan have stopped earning benefits. All regulatory requirements were satisfied during the second quarter of 2025, and the distribution of plan assets and settlement of benefit obligations are expected to occur during the fourth quarter of 2025. Upon completion, we expect to recognize an estimated pretax pension settlement charge (a non-cash charge for the recognition of pretax actuarial losses in Accumulated other comprehensive loss) of $20 million and an estimated cash contribution of $7 million. However, these estimates are subject to change and will depend on various factors.

RESULTS OF OPERATIONS
Discussion of Consolidated Results
Second Quarter:
Trade sales were $1,058 million in the current quarter, a 6% decrease versus the second quarter 2024. Organic sales decreased 6%. Volume was down 7%, primarily from continued weak demand in residential end markets, demand softness in Automotive and Hydraulic Cylinders, and restructuring-related sales attrition. These declines were partially offset by higher trade wire and rod sales and growth in Textiles, Work Furniture, and Aerospace. Raw material-related selling price increases and currency benefit increased sales 1%. Divestitures of small operations in Bedding and Work Furniture reduced sales less than 1%.
EBIT increased $705 million to $90 million, primarily from the non-recurrence of a $675 million non-cash goodwill impairment charge, metal margin expansion, restructuring benefit, gain from the sale of real estate, lower restructuring costs, disciplined cost management, and the non-recurrence of CEO transition compensation costs. These increases were partially offset by lower volume and currency impact.
EPS increased to $.38 in the current quarter, versus $(4.39) in the second quarter of 2024. The increase primarily reflects higher EBIT as discussed above.
Six Months:
Trade sales were $2,080 million in the first six months of 2025, a 7% decrease versus the same period last year. Organic sales decreased 6%. Volume was down 6%, primarily from continued weak demand in residential end markets, demand softness in Automotive and Hydraulic Cylinders, restructuring-related sales attrition, and the expected exit of a customer in Specialty Foam. These declines were partially offset by higher trade rod and wire sales and growth in Textiles and Aerospace. Raw material-related selling price decreases and currency impact reduced sales less than 1%. Divestitures of small operations in Bedding and Work Furniture reduced sales less than 1%.
EBIT increased $705 million to $153 million, primarily from the non-recurrence of a $675 million non-cash goodwill impairment charge, restructuring benefit, metal margin expansion, lower restructuring costs, gain from the sale of real estate, disciplined cost management, and the non-recurrence of CEO transition compensation costs. These increases were partially offset by lower volume and the non-recurrence of a gain on net insurance proceeds from tornado damage.
EPS increased to $.60 for the first six months of 2025, versus $(4.16) in the same period of 2024. The increase primarily reflects higher EBIT as discussed above.
Net Interest Expense and Income Taxes
2025 net interest expense was $4 million and $1 million lower than the six and three months ended June 30, 2024 primarily due to lower average net debt levels in 2025 versus 2024.
Our worldwide effective tax rate was 27% for the second quarter of 2025, compared to 5% for the same quarter last year. While the U.S. statutory federal income tax rate was 21% in both years, impacts associated with our foreign operations including foreign withholding taxes, foreign rate differentials, and Global Intangible Low-Taxed Income, added 6% to our tax rate in both years. Our rate in 2024 was reduced by 20% attributable to nondeductible goodwill impairment charges and by another 2% due to other less significant items.
For the full year, we are anticipating an effective tax rate of approximately 26%, including the impact of discrete tax items that we expect to occur from quarter to quarter. We utilize prudent tax planning strategies for opportunities to optimize our tax rate, but other factors, such as our overall profitability, the mix and level of earnings among jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits, and the effect of tax law changes can also influence our rate.
On July 4, 2025, President Trump signed Public Law 119-21, also known as the “One Big Beautiful Bill Act,” which includes changes to the U.S. corporate income tax system, such as modifications to the limitation on interest deductibility, the reinstatement of 100% bonus depreciation, and the immediate expensing of qualifying research and experimentation expenses, which will affect our financial statements in the third quarter of 2025. In addition, other U.S. corporate tax changes embodied in the legislation, including certain modifications to the international tax system, will be effective for the Company in 2026. We are currently evaluating the future impact of these tax law changes on our financial statements.
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

Trade Sales (Dollar amounts in millions)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Change in Trade Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$391.4	$438.0	$(46.6)	(10.6)%	(9.9)%
Specialized Products	304.1	319.6	(15.5)	(4.8)	(4.8)
Furniture, Flooring & Textile Products	362.5	371.0	(8.5)	(2.3)	(2.2)
Total trade sales	$1,058.0	$1,128.6	$(70.6)	(6.3)%	(6.0)%

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Bedding Products	$27.2	$(591.8)	$619.0	104.6%	6.9%	(135.1)%
Specialized Products	38.7	(9.5)	48.2	507.4	12.7	(3.0)
Furniture, Flooring & Textile Products	24.4	(9.4)	33.8	359.6	6.7	(2.5)
Intersegment eliminations and other	.1	(3.6)	3.7
Total EBIT [2]	$90.4	$(614.3)	$704.7	114.7%	8.5%	(54.4)%

Depreciation and Amortization (Dollar amounts in millions)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Bedding Products	$13.3	$14.3
Specialized Products	8.2	10.3
Furniture, Flooring & Textile Products	4.6	5.5
Unallocated [3]	3.6	2.5
Total depreciation and amortization	$29.7	$32.6
1 This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the respective segment discussion below for a reconciliation of the change in total segment trade sales to organic sales.
2 Total three months ended June 30, 2025 EBIT of $90.4 million less interest expense net of interest income of $18.7 million and income tax of $19.2 million equals three months ended June 30, 2025 Net earnings (loss) of $52.5 million. Total three months ended June 30, 2024 EBIT of $(614.3) million less interest expense net of interest income of $20.0 million and income tax of $(32.2) million equals three months ended June 30, 2024 Net earnings (loss) of $(602.1) million.
3 Unallocated consists primarily of depreciation and amortization of non-operating assets.

Bedding Products
Trade sales decreased $47 million, or 11%. Organic sales decreased 10%. Volume decreased 12%, primarily due to demand softness in U.S. and European bedding markets, retailer merchandising changes in Adjustable Bed, and restructuring-related sales attrition. These declines were partially offset by higher trade wire and rod sales. Raw material-related selling price increases and currency benefit increased sales 2%. Divestiture of a small U.S. machinery business that was part of the 2024 Plan reduced sales 1%.
EBIT increased $619 million, primarily from the non-recurrence of a $587 million non-cash goodwill impairment charge, metal margin expansion, gain from the sale of real estate, lower restructuring charges, and restructuring benefit. These increases were partially offset by lower volume.
Specialized Products
Trade sales decreased $16 million, or 5%. Organic sales decreased 5% and volume decreased 6%, with declines in Automotive and Hydraulic Cylinders partially offset by growth in Aerospace. Raw material-related selling price increases added 1% to sales.
EBIT increased $48 million, primarily from the non-recurrence of a $44 million non-cash goodwill impairment charge, disciplined cost management, restructuring benefit, lower depreciation and amortization due to Aerospace meeting held-for-sale criteria, and gain from the sale of real estate. These increases were partially offset by lower volume and the non-recurrence of benefit from a reduction to a contingent purchase price liability associated with a prior year acquisition.
Furniture, Flooring & Textile Products
Trade sales decreased $9 million, or 2%. Organic sales decreased 2%. Volume decreased 1%, primarily from declines in Home Furniture and Flooring, partially offset by growth in Textiles and Work Furniture. Raw material-related selling price decreases, net of currency benefit, reduced sales 1%. Divestiture of a small Work Furniture operation in May reduced sales less than 1%.
EBIT increased $34 million, primarily from the non-recurrence of a $44 million non-cash goodwill impairment charge, partially offset by pricing adjustments, particularly in Flooring and Textiles, and other smaller items.

Six Months:
A description of the products included in each segment, along with segment financial data, appears in Note C to the Consolidated Condensed Financial Statements on page 10. A summary of segment results is shown in the following tables. We use EBIT to assess operational performance, and it is useful to investors as it aids in understanding of underlying operational profitability.

Trade Sales (Dollar amounts in millions)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Change in Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$782.1	$886.0	$(103.9)	(11.7)%	(11.1)%
Specialized Products	604.2	635.5	(31.3)	(4.9)	(4.9)
Furniture, Flooring & Textile Products	693.8	704.0	(10.2)	(1.4)	(1.4)
Total trade sales	$2,080.1	$2,225.5	$(145.4)	(6.5)%	(6.3)%

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Bedding Products	$36.8	$(576.1)	$612.9	106.4%	4.7%	(65.0)%
Specialized Products	67.1	14.2	52.9	372.5	11.1	2.2
Furniture, Flooring & Textile Products	49.2	14.2	35.0	246.5	7.1	2.0
Intersegment eliminations and other	.2	(3.6)	3.8
Total EBIT [2]	$153.3	$(551.3)	$704.6	127.8%	7.4%	(24.8)%

Depreciation and Amortization (Dollar amounts in millions)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Bedding Products	$26.3	$28.9
Specialized Products	18.6	20.4
Furniture, Flooring & Textile Products	9.5	10.8
Unallocated [3]	6.9	5.4
Total depreciation and amortization	$61.3	$65.5
1This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the respective segment discussion below for a reconciliation of the change in total segment trade sales to organic sales.
2Total six months ended June 30, 2025 EBIT of $153.3 million less interest expense net of interest income of $36.5 million and income tax of $33.7 million equals six months ended June 30, 2025 Net earnings (loss) of $83.1 million. Total six months ended June 30, 2024 EBIT of $(551.3) million less interest expense net of interest income of $40.6 million and income tax of $(21.4) million equals six months ended June 30, 2024 Net earnings (loss) of $(570.5) million.
3Unallocated consists primarily of depreciation and amortization of non-operating assets.
Bedding Products
Trade sales decreased $104 million, or 12%. Organic sales decreased 11%. Volume decreased 11%, primarily due to demand softness in U.S. and European bedding markets, the expected loss of a customer in Specialty Foam, retailer merchandising changes in Adjustable Bed, and restructuring-related sales attrition. These decreases were partially offset by higher trade rod and wire sales. The divestiture of a small U.S. machinery business that was part of the 2024 Plan reduced sales 1%.

EBIT increased $613 million, primarily from the non-recurrence of a $587 million non-cash goodwill impairment charge, metal margin expansion, lower restructuring charges, restructuring benefit, and gain from the sale of real estate. These increases were partially offset by lower volume.
Specialized Products
Trade sales decreased $31 million, or 5%. Organic sales decreased 5%. Volume decreased 5% with declines in Automotive and Hydraulic Cylinders partially offset by growth in Aerospace. Raw material-related price increases were offset by currency impact.
EBIT increased $53 million, primarily from the non-recurrence of a $44 million non-cash goodwill impairment charge, disciplined cost management, restructuring benefit, lower depreciation and amortization due to Aerospace meeting held-for-sale criteria, and gain from the sale of real estate. These increases were partially offset by lower volume, the non-recurrence of benefit from a reduction to a contingent purchase price liability associated with a prior year acquisition, and higher restructuring charges.
Furniture, Flooring & Textile Products
Trade sales decreased $10 million, or 1%. Organic sales decreased 1%. Volume was flat with growth in Textiles and Work Furniture offset by continued weak demand in residential end markets. Raw material-related selling price decreases and currency impact reduced sales 1%.
EBIT increased $35 million, primarily from the non-recurrence of a $44 million non-cash goodwill impairment charge, gain from the sale of real estate, lower restructuring costs, and restructuring benefit, partially offset by pricing adjustments and the non-recurrence of a gain on net insurance proceeds from tornado damage.
LIQUIDITY AND CAPITALIZATION
Liquidity
Sources of Cash
Cash on Hand
At June 30, 2025, we had cash and cash equivalents of $369 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations.
If we were to immediately bring back all our foreign cash to the United States in the form of dividends, we would pay foreign withholding taxes of approximately $22 million. Due to capital requirements in various jurisdictions, approximately $33 million of this cash was inaccessible for repatriation at June 30, 2025. Inaccessible cash balances can fluctuate from quarter to quarter based on the amount of foreign distributable profits available and the variability of our foreign cash balances.
Cash from Operations
The primary source of funds for our short-term cash requirements is our cash generated from operating activities. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the six months ended June 30, 2025 was $91 million, up $3 million from the same period last year, primarily driven by a smaller use of working capital versus last year.

We closely monitor our working capital levels and ended the quarter with adjusted working capital at 14.7% of annualized trade sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities, and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed in Cash on Hand above, substantially all of these cash and cash equivalents are held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Dollar amounts in millions)	June 30, 2025	December 31, 2024
Current assets	$1,742.7	$1,690.5
Current liabilities	802.3	846.4
Working capital	940.4	844.1
Less: Cash and cash equivalents included in current assets	368.8	350.2
Add: Current debt maturities and current portion of operating lease liabilities included in current liabilities	52.2	54.7
Adjusted working capital	$623.8	$548.6
Annualized trade sales [1]	$4,232.0	$4,225.6
Working capital as a percent of annualized trade sales	22.2%	20.0%
Adjusted working capital as a percent of annualized trade sales	14.7%	13.0%
1 Annualized trade sales is the respective quarter's trade sales multiplied by 4 (second quarter 2025 and fourth quarter 2024 trade sales were $1,058.0 million and $1,056.4 million, respectively). We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.
Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	June 30, 2025	December 31, 2024	June 30, 2024		June 30, 2025	December 31, 2024	June 30, 2024
Trade Receivables	$542.2	$503.0	$593.0	DSO [1]	47	44	48

Inventories	$648.6	$722.6	$755.4	DIO [2]	68	77	73

Accounts Payable	$468.4	$497.7	$521.8	DPO [3]	49	52	50

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

At June 30, 2025, our Aerospace Products Group met the criteria to be classified as held for sale. As a result, we reclassified trade receivables of $29 million, inventories of $65 million, and accounts payable of $23 million to current assets and current liabilities held for sale, as discussed in Note N to the Consolidated Condensed Financial Statements on page 23. These balances are excluded from the table above, which decreased our DSO and DPO by approximately two days. DIO decreased by seven days, due to the long lead times typical in the aerospace business.
Trade Receivables - Our trade receivables and DSO increased at June 30, 2025 compared to December 31, 2024 primarily due to volume increases in our Textiles businesses, timing of collections, and currency. These were partially offset by the Aerospace receivables reclassified to held for sale. Trade receivables and DSO decreased compared to June 30, 2024 due to the Aerospace receivables reclassified to held for sale, restructuring plan impacts, and demand softness.
We recorded bad debt expense of $2 million and $8 million during the first six months of 2025 and 2024, respectively. Weak demand and changing market dynamics have created disruption and financial instability for some of our customers, particularly in the Bedding Products segment. We monitor our receivables portfolio closely and make reserve decisions based upon individual customer credit risk reviews, aging of customer accounts, historical loss experience, and general macroeconomic and industry trends that could impact the expected collectability of all customers or pools of customers with similar risk.
Inventories - Our inventories and DIO decreased at June 30, 2025 compared to both December 31, 2024 and June 30, 2024 due to the Aerospace inventories reclassified to held for sale and inventory reductions to align with demand softness, partially offset by currency.
We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. Inventory write-downs for the first six months of 2025 were $8 million versus $22 million in 2024.
Accounts Payable - Our accounts payable and DPO decreased compared to both December 31, 2024 and June 30, 2024 primarily due to the Aerospace accounts payable reclassified to held for sale, demand softness, and timing of payments, partially offset by currency impacts. We continue to look for ways to establish and maintain favorable payment terms through purchasing synergies and also utilize third-party services that offer flexibility to our vendors, which, in turn, helps us manage our DPO as discussed below.
Accounts Receivable and Accounts Payable Programs - We participate in trade receivables sales programs in combination with certain customers and third-party banking institutions. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $40 and $45 million of trade receivables that were sold and removed from our balance sheets at June 30, 2025 and December 31, 2024, respectively. These sales reduced our quarterly DSO by roughly four days at both June 30, 2025 and December 31, 2024. Activities in these programs decreased year-to-date operating cash flow by approximately $5 million for the six months ended June 30, 2025.
For accounts payable, we have historically looked for ways to optimize payment terms through utilizing third-party programs that allow our suppliers to be paid earlier at a discount. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. While we continue to make payments based on our customary terms, a supplier can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. As such, there is no direct impact on our DPO, accounts payable, operating cash flows, or liquidity. The accounts payable settled through the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $105 million and $120 million at June 30, 2025 and December 31, 2024, respectively.

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
Mexico Value-Added Taxes (VAT) Recoverable - We are subject to VAT in various jurisdictions. Where we are entitled to a refund of the VAT we have paid, we submit claims to the government authorities and establish receivables for these claims. As of December 31, 2024, we had outstanding Mexico VAT receivables of $36 million, primarily due to delays in processing refunds by the local tax authorities. Refunds received in the first half of 2025 reduced this receivable to $8 million at June 30, 2025. To mitigate the impact of future VAT outflows in Mexico, we obtained a temporary tax exemption for one of our primary Mexico entities, thereby improving cash flow and reducing the need to submit refund claims.
Commercial Paper Program
Another source of funds for our short-term cash requirements is our $1.2 billion commercial paper program as of June 30, 2025, of which we had $509 million available for borrowing. In conjunction with the credit facility amendment in late July as discussed below, the authorized amount of commercial paper that can be issued was reduced from $1.2 billion to $1.0 billion. For more information regarding the borrowing capacity under our commercial paper program, see Commercial Paper Program on page 44.
Credit Facility
Our credit facility is a multi-currency facility providing us with the ability, from time to time, to borrow, repay, and re-borrow up to $1.0 billion ($1.2 billion as of June 30, 2025) until the maturity date, at which time our ability to borrow under the facility will terminate. The credit facility serves as a back-up for our commercial paper program, is subject to covenants restricting our borrowing capacity, and matures in July 2030. Currently, there are no borrowings under the credit facility. For more information on our credit facility, see Credit Facility on page 45.
Capital Markets
Our cost of borrowing and ability to access the capital markets are affected by market conditions and the credit ratings assigned to our debt. While we believe that we have the ability to raise debt in the capital markets which acts as a source of funding of long-term cash requirements, a downgrade of our credit rating could limit our access to the capital markets and result in increased borrowing costs. Currently, we have $1.8 billion of total debt outstanding. The maturities of the long-term debt range from 2027 through 2051. For more information, please see Long-Term Debt (including Current Maturities) on page 45.
Uses of Cash
We expect to fully repay our commercial paper balance later this year using a combination of after-tax proceeds from the Aerospace divestiture and cash generated by operations. We anticipate applying the majority of our cash flow from operations to reduce net debt. As we continue deleveraging, we will also consider other uses such as small strategic acquisitions and share repurchases. In the longer term, we expect to use cash to grow our business both organically and through strategic acquisitions, while also returning cash to shareholders through a combination of dividends and share buybacks.
Capital Expenditures
We are making investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We expect capital expenditures of $80-$90 million in 2025 of which we have spent $22 million as of June 30, 2025. For the periods covered, our employee incentive plans emphasized returns on capital, including capital expenditures and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.

Acquisitions
We seek strategic acquisitions that complement our current products and capabilities.
We did not acquire any businesses in the first six months of 2025. For the full year 2025, we currently expect acquisition activity to be minimal.
Dividends
In the second quarter of 2025, we declared a quarterly dividend of $.05 per share, consistent with the quarterly dividend declared in the second quarter of 2024. During the second quarter of 2025, we paid $7 million for the $.05 per share quarterly dividend declared in the first quarter of 2025. During the second quarter of 2024, we paid $62 million for the $.46 per share quarterly dividend declared in the first quarter of 2024.
Stock Repurchases
During the second quarter of 2025, there were no material share repurchases and we issued .2 million shares through employee benefit plans. For the first six months of 2025, we repurchased .2 million shares of our stock (at an average price of $9.83) and issued 1.1 million shares through employee benefit plans.
We have been authorized by the Board to repurchase up to 10 million shares each calendar year, but we have established no specific repurchase commitment or timetable. The amount of future repurchases is dependent upon the price of the stock, the amount of discretionary cash flow generated by the Company, alternative uses for the cash (including debt reduction, organic growth opportunities, and acquisitions) and other factors. We expect stock repurchases to be minimal for the remainder of 2025.
Short-Term and Long-Term Cash Requirements
In addition to the expected uses of cash discussed above, we have various material short-term (12 months or less) and long-term (more than 12 months) cash requirements. There have been no material changes in the second quarter 2025 to our short-term or long-term cash requirements as previously reported in our cash requirements table on page 55 of our Form 10-K filed February 26, 2025. We expect to have adequate liquidity to meet our short-term and long-term cash requirements.

Capitalization
Capitalization Table
This table presents key debt and capitalization statistics for the periods presented:

(Dollar amounts in millions)	June 30, 2025	December 31, 2024
Total debt excluding credit facility/commercial paper	$1,496.5	$1,496.1
Less: Current maturities of long-term debt and short-term debt	1.3	1.3
Scheduled maturities of long-term debt	1,495.2	1,494.8
Average interest rates [1]	3.8%	3.8%
Average maturities in years [1]	10.9	11.4
Credit facility/commercial paper [2]	297.0	368.0
Weighted average interest rate on period-end balance outstanding	5.1%	5.1%
Average interest rate during the period (2025-three months; 2024-twelve months)	5.1%	5.6%
Total long-term debt	1,792.2	1,862.8
Deferred income taxes and other liabilities	253.4	262.2
Total equity	855.8	690.2
Total capitalization	$2,901.4	$2,815.2
Unused committed credit: [2]
Long-term	$903.0	$832.0
Short-term	—	—
Total unused committed credit	$903.0	$832.0

Cash and cash equivalents	$368.8	$350.2

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year-end 2024 and at the end of the second quarter of 2025, had a total authorized program amount of $1.2 billion (reduced to $1.0 billion in late July). However, our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Commercial Paper Program below and Credit Facility on page 45 for more details about our borrowing capacity at June 30, 2025.

Commercial Paper Program
Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	June 30, 2025	December 31, 2024
Total authorized program	$1,200.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	297.0	368.0
Letters of credit issued under the credit agreement	—	—
Amount limited by restrictive covenants of credit facility [1]	394.3	388.8
Total program available	$508.7	$443.2

[1]
Our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Credit Facility on page 45 for more details about our borrowing capacity at June 30, 2025.

The average and maximum amounts of commercial paper outstanding during the second quarter of 2025 were $475 million and $518 million, respectively. At quarter end, we had no letters of credit outstanding under the credit facility, but we had issued $93 million of stand-by letters of credit under other bank agreements to take advantage of better pricing.
Over the long-term, and subject to our credit ratings, market conditions, capital needs, and alternative capital market opportunities, we generally expect to maintain the indebtedness under the commercial paper program by continuously repaying and reissuing the commercial paper notes. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our amended revolving credit facility maturing in July 2030 discussed below in Credit Facility.
In 2024, our credit ratings were lowered and could be lowered further. Lower credit ratings could adversely affect our borrowing capacity and our financial arrangements, including access to the commercial paper market, our lending agreements, and supply chain financing arrangements. If we are unable to meet our short-term borrowing needs in the commercial paper market, we may rely more heavily on bank debt to fund short-term working capital needs at higher interest costs.
Credit Facility
We amended our Credit Agreement in July 2025. Our credit facility is a multi-currency facility maturing in July 2030, providing us with the ability, from time to time, to borrow, repay, and re-borrow up to $1.0 billion, subject to certain restrictive covenants and customary conditions. Prior to the amendment, the maturity date was September 2026 and our authorized amount was $1.2 billion. The credit facility serves as back-up for our commercial paper borrowing. Capitalized terms used in this section but not defined herein have the meanings set forth in the Credit Agreement.
Our credit facility contains restrictive covenants, which include: (a) a Leverage Ratio requiring us to maintain, as of the last day of each fiscal quarter, (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters most recently ended on or prior to such date, such ratio not being greater than 3.50 to 1.00; provided however, subject to certain limitations, if we make a Material Acquisition, at our election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) a limitation of the amount of total secured obligations to 15% of our total consolidated assets; and (c) a limitation on our ability to sell, lease, transfer, or dispose of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization Transaction, products sold in the ordinary course of business and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time. We were in compliance with all of our debt covenants at the end of second quarter 2025. For more information about long-term debt, please see Note J on page 101 of the Notes to Consolidated Financial Statements in our Form 10-K filed February 26, 2025.
Our credit facility serves as back-up for our commercial paper program. At June 30, 2025, we had $297 million commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month Consolidated EBITDA, Unrestricted Cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month Consolidated EBITDA, Unrestricted Cash, leverage ratio covenant of 4.00 to 1.00, and debt levels at June 30, 2025, our borrowing capacity under the credit facility was $509 million. However, this may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our Consolidated EBITDA, Unrestricted Cash, debt levels, and current leverage ratio of 3.50 to 1.00.
Long-Term Debt (including Current Maturities)
We have total debt of $1.8 billion. The maturities of our senior notes range from 2027 through 2051. We expect lower interest expense as we deleverage. For more details on long-term debt, please refer to Note J on page 101 of the Notes to Consolidated Financial Statements in our Form 10-K filed February 26, 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. To do so, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures. If we used different estimates or judgments, our financial statements could change. Some of these changes could be significant. Our estimates are considered by management, at the time they are made, to be reasonable and appropriate. Estimates are adjusted for actual events as they occur.
Critical accounting estimates are those that are: (a) subject to uncertainty and change and (b) of material impact to our financial statements. There were no newly identified critical accounting policies or estimates in the first six months of 2025, and there have been no material changes to our critical accounting policies and estimates as previously disclosed beginning on page 58 in our Form 10-K filed February 26, 2025.
CONTINGENCIES
Litigation
Litigation Contingencies
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded an immaterial aggregate litigation contingency accrual at June 30, 2025 (which does not include accrued expenses related to employment, workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of accruals for litigation contingencies are estimated to be $18 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $18 million referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows. Also, we could be subject to future litigation of various types that could negatively impact our financial condition, results of operations, and cash flows. For more information regarding our litigation contingencies, see Item 1 Legal Proceedings on page 50 and Note O Contingencies on page 24 of the Notes to Consolidated Condensed Financial Statements.
Climate Change
Transition Risks
Change in Laws, Regulations, and Policies. Climate change, often attributed to increased greenhouse gas (GHG) emissions, including carbon dioxide, has led to significant legislative and regulatory efforts to limit such emissions. At June 30, 2025, we had approximately 115 production facilities in 18 countries, primarily located in North America, Europe, and Asia. We also maintain a fleet of semi-trucks that emit GHG. Certain transition risks, or risks related to the process of reducing our carbon footprint, could materially affect our business, capital expenditures, results of operations, financial condition, competitive position, and reputation. One transition risk is the change in laws, regulations, and policies that could impose significant operational and compliance burdens. Also, if our customers incur additional costs to comply with such laws, regulations, and policies, impacting their ability to operate at the same or similar levels, the demand for our products could be adversely affected. Inconsistent climate legislation in jurisdictions where we operate creates economic and regulatory uncertainty and could increase our costs if such laws, regulations, or policies impose significant operational restrictions and compliance requirements on us. Non-compliance with such laws, regulations, and policies could also negatively impact our reputation. To date, however, we have not experienced a material impact from these legislative and regulatory efforts.
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
Driven in part by climate change legislation, the global automotive industry has experienced a rapid acceleration in the transition from internal combustion engine vehicles to electric vehicles (EVs). According to the International Energy Agency, EVs are expected to represent more than 25% of all new car sales worldwide in 2025. China has emerged as a global leader in EV adoption, with Chinese EV manufacturers increasing market share at the expense of multinational OEMs. This shift has intensified competitive pressures across traditional automotive supply chains and has begun to impact our market share, particularly in regions where Chinese EV manufacturers have seen success in competing on price. If the multinational OEMs are unable to compete effectively with the Chinese EV manufacturers, their market share could continue to be further reduced, which could negatively impact the demand for our Automotive products.
Physical Climate Change Risks
Direct Physical Effects. The acute and chronic physical effects of severe weather-related events, natural disasters, and/or significant climate pattern changes could increasingly adversely impact our business and customers. As of June 30, 2025, we had approximately 115 manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2024, our largest customer represented less than 8% of our sales, and our customers were located in approximately 100 countries. Although our diverse geographical manufacturing footprint and our broad geographical customer base mitigates the potential risks of any local or regional severe weather-related event having a material effect on our operations and results, the increased frequency and severity of such weather-related events could damage our physical assets, local infrastructure, transportation systems, water delivery systems, and our customers' or suppliers' operations, and disrupt our manufacturing operations (including our steel rod mill and wire drawing mills), all of which could harm our business, results of operations, and financial condition.
Indirect Physical Effects. The physical effects of climate change could continue to adversely impact our supply chain. In the past, we experienced (due, in part, to severe weather-related impacts) supply shortages in chemicals, which restricted foam supply and constrained overall mattress production in the bedding industry. This reduced our production levels and increased our cost of chemicals and foam. Severe weather impacts could also reduce the supply of other products in our supply chain, resulting in higher prices for our products and the resources needed to produce them. If we are unable to secure an adequate and timely supply of products in our supply chain, or the cost of these raw materials or products materially increases, it could negatively impact our business, results of operations, and financial condition.
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
GHG Emissions Reduction Strategy
To date, we have not experienced material climate-related compliance costs. However, evaluating opportunities to reduce our emissions, setting emissions reduction goals, and measuring performance in achieving those goals are part of our sustainability and corporate governance strategy. We completed our GHG emissions inventory covering 2019 through 2024. To ensure our information is complete and accurate, we engaged a third-party limited assurance provider for these years. Our emissions inventory includes Scope 1 and Scope 2 carbon dioxide equivalent emissions. We considered the principles and guidance of the GHG Protocol Corporate Accounting and Reporting Standard. At the end of 2024, our total GHG emissions, measured using a market-based approach, were approximately 21% less than our combined Scope 1 and 2 GHG emissions over our baseline year of 2019, which was due in significant part to the decrease in production over the same time period.
Our baseline measurement will inform a long-term GHG emissions reduction strategy, including setting reduction targets and other key performance areas. Our key initiatives for 2025 and 2026 include: developing our emissions reduction pathways to reduce GHG emissions, undertaking our first Scope 3 emissions inventory, assessing where emission reduction opportunities lie within our value chain, and preparing for and complying with new reporting requirements. We anticipate setting an emissions reduction target by the end of 2025. We currently do not have an estimate of the capital expenditures or operating costs that may be required to implement our GHG emissions reduction strategy. However, we do not expect that such capital expenditures or operating costs will be material to our financial condition or results of operations. Our GHG emissions reduction strategy will continue to evolve, and we expect to share more specific information by the end of 2025, in conjunction with our emissions reduction target. Our Sustainability Progress Report can be found at www.leggett.com/sustainability. Neither our Sustainability Progress Report nor the Leggett website constitute part of this Quarterly Report on Form 10-Q.
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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $200.0 million less than carrying value of $1,489.2 million at June 30, 2025 and approximately $245.0 million less than carrying value of $1,488.3 million at December 31, 2024. The fair value of fixed rate debt was based on quoted market prices in an active market. The fair value of variable rate debt is not significantly different from its recorded amount.

Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and it can vary based on operating cycles and currency rate fluctuations. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $1,173.7 million at June 30, 2025 compared to $1,022.8 million at December 31, 2024.
Derivative Financial Instruments
We are subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, we utilize derivative instruments (individually or in combinations) to reduce or eliminate these risks. We seek to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is our policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note A Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 26, 2025 and Note M Derivative Financial Instruments beginning on page 22 of the Notes to Consolidated Condensed Financial Statements and is incorporated by reference into this section.
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
Item 4. Controls and Procedures.
EFFECTIVENESS OF COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES
An evaluation as of June 30, 2025 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of June 30, 2025, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN THE COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The information in Note O Contingencies beginning on page 24 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. Reference is made to Item 3. Legal Proceedings and Note T Contingencies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 26, 2025, and Item 1. Legal Proceedings and Note M Contingencies in the Notes to Consolidated Condensed Financial Statements in our Form 10-Q filed May 7, 2025.
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
These petitions resulted in antidumping and countervailing duty orders imposing duties ranging from 2.22% to 763.28% on mattresses imported from China, Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam for five years, through May 2026. Following the DOC's determination in February 2025 that revocation of the 2019 antidumping duty order would likely lead to the continuation or recurrence of dumping of mattresses from China, the ITC extended the 2019 antidumping duty order on mattresses from China. The previous duties on mattresses from China of up to 1,731.75% will remain in place through May 2030.
Following certain appeals that were filed with the U.S. Court of International Trade (CIT), the CIT ruled in favor of the ITC and 2020 Petitioners and sustained the ITC’s unanimous injury decision. On February 15, 2024, one respondent filed an appeal of the CIT's decision to the U.S. Court of Appeals for the Federal Circuit but agreed to dismiss the appeal on October 29, 2024. As a result, this particular appeal to the U.S. Court of Appeals for the Federal Circuit has been finally resolved. Following the decisions by the CIT and the DOC to revoke the antidumping order on mattresses from Indonesia, the 2020 Petitioners filed an appeal with the U.S. Court of Appeals for the Federal Circuit on April 17, 2025, challenging those decisions.
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
Item 1A. Risk Factors.
Our 2024 Annual Report on Form 10-K, filed on February 26, 2025, includes a detailed discussion of our risk factors in Item 1A. Risk Factors, which is incorporated herein by reference. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
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
2025 progress pursuant to the 2024 Plan included the following: (i) in Bedding Products, the divestiture of a small U.S. machinery business, the consolidation of one Specialty Foam production facility, and the sale of two properties, (ii) in Specialized Products, the continued implementation of manufacturing efficiency improvement activities in Hydraulic Cylinders, and (iii) in Furniture, Flooring & Textile Products, the launch of the second phase of our consolidation efforts in Flooring Products.
Below is a table containing the 2024 Restructuring Plan costs and proceeds from the sale of real estate incurred or realized in 2024, and in the six months ended June 30, 2025, along with our estimates for the full year 2025 and for the total Plan:

(Dollar amounts in millions-all pretax)	2024 Actual	Six Months Ended June 30, 2025	Full Year Estimates for 2025	Total Plan Estimate	Total Plan Prior Estimate
Plan activity:
Restructuring and restructuring-related costs:
Cash	$30	$7	$10 to $15	$40 to $45	$45 to $50
Non-cash	18	2	5 to 10	25 to 30	35 to 40
Total costs	$48	$9	$15 to $25	$65 to $75	$80 to $90

Pretax net cash from real estate [1]	$20	$19	$20 to $30	$70 to $80	$60 to $80
1 This is only related to the 2024 Plan and does not include the sale of idle real estate. The 2024 sale of real estate resulted in a pretax gain of $17 million. We expect up to an estimated $25 million of pretax gains in 2025, including the $17 million in the second quarter of 2025, comprised of:
•One facility that closed in late April 2025 for $4 million
•One facility that closed in early June 2025 for $13 million
Due to the timing of listing properties, we expect the remaining real estate sales to occur in 2026.
EBIT Benefit:
We expect annualized EBIT benefit of $60–$70 million to be realized after initiatives are fully implemented.
•We realized $22 million for the full year 2024.
•We expect approximately $35–$40 million of incremental benefit to be realized in the full year 2025, of which $27 million was realized in the six months ended June 30, 2025.
•We expect approximately $5–$10 million of incremental benefit in 2026.
Sales Attrition:
We anticipate approximately $65 million of annual sales attrition after initiatives are fully implemented versus our prior expectations of $80 million.
•We realized $15 million for the full year 2024.
•We expect approximately $45 million of incremental sales attrition in 2025, of which $25 million was realized in the six months ended June 30, 2025 (including $3 million from the divestiture of a small U.S. machinery business in our Bedding Products segment).
•We expect approximately $5 million of incremental sales attrition in 2026.
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
For several decades, automotive manufacturers have sought lightweight components designed to increase fuel efficiency in the automobiles they manufacture. Replacing traditional steel components with lightweight alternatives can directly reduce the weight of a vehicle's body and chassis and therefore reduce a vehicle's fuel consumption. This increased fuel efficiency also indirectly reduces greenhouse gas (GHG) emissions. If we are unable to respond effectively to these evolving market dynamics, continue to react to changes in technology, successfully develop new and innovative products, or successfully respond to evolving business trends, including continuing to produce comparatively lightweight and EV-compatible components, our share in these markets could be materially negatively impacted.
Driven in part by climate change legislation, the global automotive industry has experienced a rapid acceleration in the transition from internal combustion engine vehicles to electric vehicles (EVs). According to the International Energy Agency, EVs are expected to represent more than 25% of all new car sales worldwide in 2025. China has emerged as a global leader in EV adoption, with Chinese EV manufacturers increasing market share at the expense of multinational OEMs. This shift has intensified competitive pressures across traditional automotive supply chains and has begun to impact our market share, particularly in regions where Chinese EV manufacturers have seen success in competing on price. If the multinational OEMs are unable to compete effectively with the Chinese EV manufacturers, their market share could continue to be further reduced, which could negatively impact the demand for our Automotive products and adversely harm our business, financial condition, and results of operations.
Global economic, political, legal, and business factors could adversely impact our business.
We operate in global markets. Approximately 40% of our sales in 2024 were generated outside the United States. In addition, as of December 31, 2024, 48 manufacturing facilities and approximately one-third of our tangible long-lived assets were located outside the United States. Our reliance on sales and manufacturing facilities outside the United States expose us to a number of risks, including price and currency controls; sanctions, export controls or trade restrictions, including import and export tariffs; extraterritorial effects of U.S. laws; expropriation of assets; war, civil uprisings; political instability; nationalization of manufacturing facilities or private enterprises; hyperinflationary conditions; the necessity of governmental approvals for products and operations, currency conversion, cash repatriation; and laws and regulations that may be arbitrarily applied.
We have 13 manufacturing facilities in China as of December 31, 2024 that contribute significantly to our earnings (through both trade sales and as intercompany suppliers to our operating locations outside of China), primarily within our Specialized Products segment. We also have third-party suppliers who are located in China. China presents unique risks due to ongoing tensions in U.S.-China relations, China’s distinct regulatory landscape, tariffs and counter-tariffs specific to China, China’s level of integration with key components in our global supply chain, and the limited availability of various components and materials, including certain rare earth elements, that are largely unique to China, among other risks.
These factors could result in, or could continue to result in, among other things, supply chain or production disruptions, lower consumer demand, compressed profit margins, unfavorable foreign currency exchange rates, and new laws, regulations, restrictions, and tariffs, any of which could materially negatively impact our business, results of operations, financial condition, and cash flows.
GEOPOLITICAL RISK FACTORS
Geopolitical conflicts or export restrictions could decrease the availability of semiconductors and/or other automotive products, impacting our operations globally.
Our OEM and Tier customers use semiconductors, or components containing semiconductors, and other automotive components, such as electric and hybrid vehicle motors, batteries, etc., in their manufacture of automotive components and/or vehicles. This supply could become challenged. According to certain market reports, Taiwan and, to a lesser extent, China are leading manufacturers of the world’s semiconductor supply. Conflict between China and Taiwan might lead to trade sanctions, export controls, technology disputes, or supply chain disruptions, which could, in particular, affect the semiconductor industry. In addition, China has implemented export restrictions on several critical minerals, including rare earth elements like dysprosium, terbium, and samarium, as well as tungsten, tellurium, bismuth, indium, and molybdenum. These minerals are crucial for semiconductors, electric and hybrid vehicle motors, batteries, and other automotive components. Geopolitical conflicts, export restrictions, and tariffs have led and could continue to lead to decreased availability of these components, negatively impacting our OEM and Tier customers' supply chains and production schedules. If our OEM and Tier customers are unable to obtain appropriate numbers of these components for vehicle production, then demand for our Automotive products could be reduced, which could adversely harm our business, financial condition, and results of operations. In addition, any outbreak of hostilities or conflict between China and Taiwan could harm our operations globally and the operations of our customers and suppliers.
FINANCIAL RISK FACTORS
Our borrowing costs and access to liquidity may be impacted by lower credit ratings.
Independent rating agencies evaluate our credit profile and have assigned ratings for our debt, which are reevaluated from time to time. Recently, our credit ratings have been lowered and could be lowered further. These recent downgrades have resulted in slightly higher interest rates and could impact marketability of our debt. Lower credit ratings could adversely affect our sources of borrowing and our financial arrangements, including access to the capital markets, commercial paper market, our lending agreements, and supply chain financing arrangements. If our ability to access and raise debt in the capital markets or meet our short-term borrowing needs in the commercial paper market is limited, we may be required to borrow under our credit facility to fund our liquidity needs, resulting in increased borrowing costs.
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
We monitor our receivables portfolio closely and make reserve decisions based upon individual customer credit risk reviews, aging of customer accounts, historical loss experience, and general macroeconomic and industry trends that could impact the expected collectability of all customers or pools of customers with similar risk. We recorded bad debt expense of $2 million during the first six months of 2025. As of June 30, 2025, our allowance for doubtful accounts for trade receivables was $15 million. If we are unable to collect receivables on a timely basis, larger provisions for bad debt may be required and may result in a negative impact on our earnings, liquidity, cash flow, and financial condition.
Our goodwill and other long-lived assets have been, and could be, subject to impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which would be reduced if we determine that those assets are impaired. At June 30, 2025, goodwill and other intangible assets represented $849 million, or 23% of our total assets. In addition, all other long-lived assets totaled $1.1 billion, or 30% of total assets.
We perform our annual goodwill impairment testing in the second quarter. We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur or at least annually. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. In addition, our long-lived assets are reviewed for recoverability at year end and whenever events or changes in circumstances indicate carrying values may not be recoverable.

The annual goodwill impairment testing in the second quarter of 2025 indicated no impairments. As of June 30, 2025, the fair values of all reporting units exceeded their respective carrying amounts by less than 100% in part due to ongoing macroeconomic uncertainties, including the announcement of tariffs. The fair values of our reporting units were reconciled to our consolidated market capitalization, which decreased due to the decline in the stock price compared to the prior year. Fair value exceeded carrying value by less than 50% at June 30, 2025 for the reporting units summarized in the table below.

Reporting Unit (Dollar amounts in millions)	June 30, 2025 Goodwill Value	Fair value in excess of carrying value as of June 30, 2025
Bedding	$324	20%
Aerospace [1]	68	48
Home Furniture	68	34
Work Furniture	55	29
1 This unit was classified as held for sale during 2025, and the June 30, 2025 goodwill is presented in Non-current assets held for sale on our balance sheet (see Note N).
If expectations are not met in future quarters, additional goodwill impairment(s) may be required.
The annual goodwill impairment testing in the second quarter of 2024 indicated that fair value had fallen below carrying value for three reporting units. We had impairments for the six months ending June 30, 2024 of $587 million, $44 million, and $44 million in our Bedding, Work Furniture, and Hydraulic Cylinders reporting units, respectively. After this impairment, the Hydraulic Cylinders reporting unit did not have any goodwill remaining.
In evaluating the potential for impairment of goodwill and other long-lived assets, we make assumptions and estimates regarding future operating performance, business trends, and market and economic performance, including future sales, operating margins, growth rates, and discount rates. Given the pending sale of the Aerospace Products unit, we also incorporated the estimated sales price when performing our second quarter 2025 valuation analysis for this unit.
We are continuing to monitor all factors impacting these reporting units. If actual results or the long-term outlook of any of our reporting units materially differ from the assumptions and estimates used in the goodwill and other long-lived assets valuation calculations, along with a sustained decrease in our stock price, we could incur future non-cash impairment charges, which would have a material negative impact on our earnings.
If we do not comply with the restrictive covenants in our credit facility, we may not be able to borrow in the commercial paper market or under our credit facility and our outstanding debt instruments may default, all of which would adversely impact our liquidity.
Our credit facility is a multi-currency facility maturing in July 2030, providing us with the ability, from time to time, to borrow, repay, and re-borrow up to $1 billion, subject to certain restrictive covenants and customary conditions. The credit facility serves as back-up for our commercial paper borrowing. Capitalized terms used in this section but not defined herein have the meanings set forth in the Credit Agreement.
Our credit facility contains restrictive covenants, which include: (a) a Leverage Ratio requiring us to maintain, as of the last day of each fiscal quarter, (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters most recently ended on or prior to such date, such ratio not being greater than 3.50 to 1.00; provided however, subject to certain limitations, if we make a Material Acquisition, at our election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) a limitation of the amount of total secured obligations to 15% of our total consolidated assets; and (c) a limitation on our ability to sell, lease, transfer, or dispose of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization Transaction, products sold in the ordinary course of business and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time.

At June 30, 2025, we had $297 million in commercial paper outstanding and had no borrowing under the credit facility. Based on our trailing 12-month Consolidated EBITDA, Unrestricted Cash, debt levels, and a leverage ratio covenant of 4.00 to 1.00 at June 30, 2025, our borrowing capacity under the credit facility was $509 million. This may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our Consolidated EBITDA, Unrestricted Cash, debt levels at the time, and leverage ratio requirements of 3.50 to 1.00. As our trailing 12-month Consolidated EBITDA, Unrestricted Cash, and debt levels change, our borrowing capacity increases or decreases.
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
Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. As of June 30, 2025, we had $151 million of deferred tax assets (net of a $22 million valuation allowance). After netting of deferred tax liabilities, the net amount presented within Sundry assets on our Consolidated Condensed Balance Sheets is $19 million. It is possible the amount and source of our taxable income could materially change in the future. This change may impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.
MARKET RISK FACTORS
Unfair competition could adversely affect our market share, sales, profit margins, and earnings.
We produce innersprings for mattresses that are sold to bedding manufacturers. We produce steel wire rod for consumption by our wire mills (primarily to produce innersprings) and to sell to third parties. We also produce and sell finished mattresses.
In response to petitions filed with the U.S. Department of Commerce (DOC) and the International Trade Commission (ITC) generally alleging that innersprings, steel wire rod, and mattresses were being unfairly sold in the United States by certain foreign manufacturers at less than fair value (dumping) and that certain foreign manufacturers of steel wire rod and mattresses were unfairly benefiting from subsidies, certain antidumping and/or countervailing duties have been imposed on the imports of such products. Some antidumping and countervailing duties orders are subject to ongoing appeal. Following the DOC's determination in February 2025 that revocation of the 2019 antidumping duty order would likely lead to the continuation or recurrence of dumping of mattresses from China, the ITC extended the 2019 antidumping duty order on mattresses from China. The previous duties of up to 1,732% on mattresses from China will remain in place through May 2030.
In 2025, the DOC and ITC determined that the revocation of certain innerspring orders would likely lead to the continuation or reoccurrence of dumping of uncovered innersprings from China, Vietnam, and South Africa. Consequently, they extended the antidumping duty orders on innerspring imports from these countries, with duties ranging from 116% to 234%, for an additional five years through April 2030.

If any of the antidumping and countervailing duties are overturned on appeal, or not extended beyond their current terms and dumping and/or subsidization recurs, or manufacturers in the subject countries continue to circumvent the existing duties through transshipment in other jurisdictions or otherwise, our market share, sales, profit margins, and earnings have been, and could continue to be, adversely affected. For more information on antidumping and/or countervailing duties regarding innersprings, steel wire rod and mattresses, please refer to the Competition section on page 33 in the Management's Discussion and Analysis of Financial Conditions and Results of Operations of this Form 10-Q, and Item 1 Legal Proceedings on page 50 of this Form 10-Q.
INFORMATION TECHNOLOGY AND CYBERSECURITY RISK FACTORS
The unauthorized use of artificial intelligence could expose sensitive Company information, infringe intellectual property rights, violate privacy laws, and harm our reputation.
Our business uses artificial intelligence (AI) technologies, including those offered by third parties, on a limited basis, to mitigate cybersecurity risks and to take a measured approach to expansion of uses where it can create value. While we prohibit the use of unauthorized AI technologies, our employees may use AI in an unauthorized manner, which could expose our sensitive data to disclosure, violate third-party intellectual property rights or privacy laws, produce inaccurate responses that could lead to errors in our business activities, and harm our reputation. Our ability to mitigate these risks will depend on our continued effective maintenance, training, monitoring, and enforcement of appropriate policies governing the use of AI technologies, and the results of any such use, by us. The legal and regulatory landscape relating to AI and its use is uncertain and rapidly evolving. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. If any of these risks are realized, it could adversely impact our results of operations, cash flow, financial condition, and stock price.
TRADE RISK FACTORS
Tariffs by the United States and counter-tariffs by other countries could result in materially lower margins, lost sales, and an overall adverse effect on our results of operations.
In July 2025, the Trump administration sent tariff warning letters to various U.S. trading partners informing them of new tariff rates. These letters represent an escalation of trade policy and may result in a broader trade war.
The United States has imposed, and could impose in the future, broad-ranging tariffs on imports. In retaliation, many countries have imposed, and could impose in the future, counter-tariffs on U.S.-produced items. Tariffs have spurred, and could continue to spur, additional retaliatory moves by affected countries, including by Canada, China, and Mexico.
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
Tariffs present both positive and negative impacts across our businesses, but, in the aggregate, based on limited information to date, which may change, we expect that they may produce a net positive impact on our consolidated results of operations. However, it is possible that wide-ranging tariffs may drive inflation and hurt consumer confidence. Also, if we are unable to pass through additional costs created by current or new tariffs, it could result in materially lower margins, lost sales, and an overall adverse effect on our results of operations. Tariffs could also negatively impact our customers' demand for our products, as they may face significantly increased costs from importing our products or from selling their foreign-produced products containing our foreign-produced components into the United States. If tariffs are modified or expanded, additional tariffs are implemented, or our preliminary information is incorrect, our consolidated results of operations could be materially negatively impacted.

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
Our Sustainability Progress Report details how we seek to manage our operations responsibly and ethically. It includes our sustainability policies and practices on a variety of matters, including, but not limited to, Board and management sustainability oversight, governance and ethics, environmental sustainability, greenhouse gas emissions reduction, employee health, safety, product stewardship, quality and safety management, and supply chain social standards and compliance. The Board’s Nominating, Governance and Sustainability Committee oversees our sustainability programs and related risks. However, it is possible that stakeholders may not be satisfied with our sustainability practices or the speed of their adoption. We could also incur additional costs and require more resources to monitor, report, and comply with various sustainability practices. Furthermore, our failure, or perceived failure, to meet the standards set forth in the Sustainability Progress Report could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us. Our Sustainability Progress Report can be found at www.leggett.com. Our website does not constitute part of this Form 10-Q.
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

We are subject to value-added taxes (VAT) in various jurisdictions. Where we are entitled to a refund of the VAT we have paid, we submit claims to the government authorities and establish receivables for these claims. We have experienced refund delays in Mexico in the past. As of June 30, 2025, we had outstanding VAT refund claims with the Mexican government of $8 million. Although we believe the amounts are fully collectible, continued government actions, including audit of the refund amounts, could either further delay the receipt of our refunds, or cause us to settle for a lesser amount than the recorded VAT receivable. These actions could adversely impact our future cash flows and/or pretax earnings.
LITIGATION RISK FACTORS
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded an immaterial aggregate litigation contingency accrual at June 30, 2025. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies are estimated to be $18 million. If our assumptions or analyses regarding any of our contingencies are incorrect, if facts and circumstances change, or if future litigation arises, we could realize losses in excess of the recorded accruals (and in excess of the $18 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see Item 1 Legal Proceedings on page 50 and Note O Contingencies on page 24 of the Notes to Consolidated Condensed Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
April 2025	—	$—	—	10,000,000
May 2025	—	$—	—	10,000,000
June 2025	—	$—	—	10,000,000
Total	—	$—	—

1    This column does not include shares withheld for taxes on stock unit conversions, as well as forfeitures of stock units, all of which totaled 33,404 shares in the second quarter of 2025. The average price paid per share for these shares was $9.33.
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

Item 5. Other Information.
DIRECTOR AND OFFICER TRADING ARRANGEMENTS
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.2	Bylaws of the Company, as amended through November 5, 2024, filed November 7, 2024 as Exhibit 3.2.2 to the Company's Form 10-Q, is incorporated herein by reference.
10.1	The Company's Flexible Stock Plan, amended and restated, effective as of May 7, 2025, filed March 26, 2025 as an Appendix to the Company's Proxy Statement, is incorporated herein by reference.
10.2
Amendment Agreement, dated as of July 24, 2025 relating to the Fifth Amended and Restated Credit Agreement among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders party thereto, filed July 25, 2025 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated herein by reference.

31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2025
31.2*	Certification of Benjamin M. Burns, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2025
32.1**	Certification of Karl G. Glassman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2025
32.2**	Certification of Benjamin M. Burns, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2025
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*,***	Inline XBRL Taxonomy Extension Schema
101.CAL*,***	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*,***	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*,***	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*,***	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes filed herewith.
**	Denotes furnished herewith.
***
Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets at June 30, 2025 and December 31, 2024; (ii) Consolidated Condensed Statements of Operations for the six months ended June 30, 2025 and June 30, 2024; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the six months ended June 30, 2025 and June 30, 2024; (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2025 and June 30, 2024; (v) Consolidated Condensed Statements of Changes in Equity for the six months ended June 30, 2025 and June 30, 2024; and (vi) Notes to Consolidated Condensed Financial Statements.

****
Pursuant to Item 601(a)(5) of Regulation S-K, schedules (and similar attachments) to the Share Purchase Agreement have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in this exhibit. Leggett agrees to furnish, supplementally, a copy of any omitted schedule to the SEC or its staff upon request.
The assertions embodied in the representations and warranties made in the Share Purchase Agreement are solely for the benefit of the parties to the Share Purchase Agreement, and are qualified by information in confidential disclosure schedules exchanged in connection with signing the Share Purchase Agreement. While Leggett does not believe the schedules contain information required to be publicly disclosed, the schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties in the Share Purchase Agreement. You are not a third-party beneficiary to the Share Purchase Agreement and should not rely on the representations and warranties as characterizations of the actual state of facts, since (i) they are modified in part by the disclosure schedules, (ii) they may have changed since the date of the Share Purchase Agreement, (iii) they may represent only the parties’ risk allocation in this particular transaction, and (iv) they may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes. The Share Purchase Agreement has been included to provide you with information regarding its terms. It is not intended to provide any other factual information about Leggett or its Aerospace Products Group. Information about Leggett can be found in this quarterly report on Form 10-Q, and in other public filings it makes with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: August 7, 2025	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman President and Chief Executive Officer

DATE: August 7, 2025	By:	/s/ BENJAMIN M. BURNS
Benjamin M. Burns Executive Vice President and Chief Financial Officer