Form 10-Q
period 2025-09-30
LEGGETT & PLATT INC
filed 2025-10-31
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of October 28, 2025: 135,436,282

LEGGETT & PLATT, INCORPORATED—10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2025

Forward-Looking Statements
This report may contain “forward-looking” statements including, but not limited to: projections of our revenue, capital expenditures, product demand, capital structure, cash flows, interest costs, the payment of cash dividends, stock repurchases, tax impacts, effective tax rate, maintenance of commercial paper indebtedness, litigation expense, acquisition or disposition activity, collectability of receivables, ability to issue debt, cybersecurity protections and costs, cash expenditures, uses of cash, our technological competitiveness, compiling a GHG emissions inventory, hedge accounting treatment, timing of corporate general and administrative expense reduction realization, industry demand projections, growth of Chinese EV manufacturers and multinational OEM market share challenges, impact of accounts receivable and payable programs, access to liquidity and the commercial paper market, compliance with debt covenants, raw material and parts availability and pricing, supply chain disruptions, labor, raw material and part shortages, emissions reduction targets and costs, goodwill or other asset impairment; final adjustments for working capital related to the sale of the Aerospace Products Group; possible plans, goals, objectives, prospects, strategies, or trends concerning future operations; statements concerning future economic performance; items related to the restructuring plan (the "2024 Restructuring Plan" or "2024 Plan") such as estimates of the amounts, types, and timing of facility closures, restructuring-related costs (cash and non-cash) and impairment charges, sales attrition, proceeds from the sale of facilities, and EBIT benefit; the net positive impact of tariffs on our results of operations; potential insurance gain including timing and amount of additional proceeds; pension plan termination costs; and the underlying assumptions relating to forward-looking statements. These statements are identified by the context in which they appear or words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” or the like. All forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described herein.
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
Readers should review Item 1A. Risk Factors in our Form 10-K filed February 26, 2025 and in this Form 10-Q for a description of factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties, and developments which may cause actual events or results to differ materially from forward-looking statements. However, some of these risks and uncertainties include:
•the 2024 Restructuring Plan, including changes to certain estimates relating to cash and non-cash costs, EBIT benefit, sales attrition, and the sale of real estate, stakeholder impacts and other restructuring costs;
•tariff-related cost increases and demand impacts, and changes to the reciprocal tariff exemption for USMCA compliant products;
•supply chain disruption from fire, explosion, terrorism, geopolitical conflicts, government action, labor strikes, delivery port shutdowns, trade tensions, trucking constraints, pandemics, vendor quality issues, and non-compliance with laws;
•commercial paper and debt market access and increased borrowing costs due to credit rating changes, and our ability to reduce or maintain current debt levels;
•credit facility access and covenant compliance;
•product demand, growth rates, and reduced opportunities in the industries in which we participate;
•consumer confidence, housing turnover, employment levels, interest rates, and trends in capital spending;
•the loss of business with customers;
•impairment of goodwill and long-lived assets;
•demand for our Automotive products due to the growth of Chinese EV manufacturers and declines in market share among multinational OEMs;
•our ability to manage working capital;
•our customers' inability to pay us and take delivery of previously ordered inventory;
•inflationary and deflationary impacts on raw materials, wage rates and energy costs, and availability and pricing of steel scrap and rod, chemicals, and semiconductors;

•our market share in goods and services we sell or provide;
•our ability to pass along cost increases through increased selling prices;
•competitive price and product pressures from Asian, European, Mexican, and domestic competitors;
•our ability to maintain profit margins if our customers change the quantity and mix of our products;
•political risk, legal and regulatory changes (including trade laws);
•the realization of deferred tax assets and challenges to tax positions pursuant to ongoing or future reviews and audits;
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
•cybersecurity incidents on our business, supplier or customer relationships, cybersecurity protection and remediation costs, legal costs, insurance premiums, competitiveness, and reputation;
•the unauthorized use of artificial intelligence that could expose Company information, infringe intellectual property rights, violate privacy laws, and harm our reputation;
•climate change and sustainability-related risks and costs;
•litigation risks;
•business disruptions to our steel rod mill or wire mills, including a lack of adequate supply of steel scrap;
•foreign operating risks, including credit, intellectual property rights, exchange rates, labor strikes, customs rates, asset seizure, business licensing, land use requirements, and inconsistent enforcement of laws;
•potential insurance recovery related to the fire at a leased location for the Bedding Products segment;
•pension settlement charges;
•risks associated with post-closing adjustments related to the sale of the Aerospace Products Group;
•compliance with privacy and data protection regulations; and
•continuation of cash dividends on our common stock.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Balance Sheets
(Unaudited)

(Amounts in millions)	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$460.7	$350.2
Trade receivables, net	536.1	503.0
Other receivables, net	32.3	56.4
Inventories	634.0	722.6
Prepaid expenses and other current assets	45.7	58.3
Total current assets	1,708.8	1,690.5
Property, Plant and Equipment—at cost
Machinery and equipment	1,437.0	1,466.3
Buildings and other	760.8	780.6
Land	37.4	39.0
Total property, plant and equipment	2,235.2	2,285.9
Less accumulated depreciation	1,562.0	1,561.5
Net property, plant and equipment	673.2	724.4
Other Assets
Goodwill	748.5	794.4
Other intangibles, net	94.9	140.4
Operating lease right-of-use assets	159.9	175.7
Sundry	139.7	136.2
Total other assets	1,143.0	1,246.7
TOTAL ASSETS	$3,525.0	$3,661.6
LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long-term debt and short-term debt	$1.4	$1.3
Current portion of operating lease liabilities	46.3	53.4
Accounts payable	485.3	497.7
Accrued expenses	228.8	242.2
Other current liabilities	32.3	51.8
Total current liabilities	794.1	846.4
Long-term Liabilities
Long-term debt	1,495.8	1,862.8
Operating lease liabilities	120.0	131.1
Other long-term liabilities	86.1	82.2
Deferred income taxes	56.6	48.9
Total long-term liabilities	1,758.5	2,125.0
Commitments and Contingencies
Equity
Common stock	2.0	2.0
Additional contributed capital	550.4	568.7
Retained earnings	2,253.9	2,064.5
Accumulated other comprehensive loss	(38.4)	(115.8)
Treasury stock	(1,796.1)	(1,830.0)
Total Leggett & Platt, Inc. equity	971.8	689.4
Noncontrolling interest	.6	.8
Total equity	972.4	690.2
TOTAL LIABILITIES AND EQUITY	$3,525.0	$3,661.6
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions, except per share data)	2025	2024	2025	2024
Net trade sales	$3,116.5	$3,327.2	$1,036.4	$1,101.7
Cost of goods sold	2,540.2	2,753.7	842.7	901.1
Gross profit	576.3	573.5	193.7	200.6
Selling and administrative expenses	366.5	384.4	124.5	127.0
Amortization of intangibles	12.4	16.8	3.8	7.2
Impairments	2.0	678.5	.8	.6
Gain on sale of Aerospace Products Group	(86.8)	—	(86.8)	—
Net gain on disposal of assets and businesses	(37.2)	(31.1)	(15.8)	(14.1)
Other (income) expense, net	(5.0)	(1.5)	(3.9)	2.2
Earnings (loss) before interest and income taxes	324.4	(473.6)	171.1	77.7
Interest expense	57.8	65.0	18.5	21.0
Interest income	4.6	4.4	1.8	1.0
Earnings (loss) before income taxes	271.2	(534.2)	154.4	57.7
Income taxes	60.9	(8.6)	27.2	12.8
Net earnings (loss)	210.3	(525.6)	127.2	44.9
(Earnings) attributable to noncontrolling interest, net of tax	(.1)	(.1)	(.1)	—
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$210.2	$(525.7)	$127.1	$44.9

Net earnings (loss) per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.52	$(3.83)	$.92	$.33
Diluted	$1.51	$(3.83)	$.91	$.33

Weighted average shares outstanding
Basic	138.4	137.2	138.7	137.4
Diluted	139.5	137.2	140.2	138.0
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions)	2025	2024	2025	2024
Net earnings (loss)	$210.3	$(525.6)	$127.2	$44.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	75.8	(7.9)	(6.1)	33.0
Cash flow hedges	1.7	(2.9)	.5	—
Defined benefit pension plans	(.1)	.3	.1	(.1)
Other comprehensive income (loss), net of tax	77.4	(10.5)	(5.5)	32.9
Comprehensive income (loss)	287.7	(536.1)	121.7	77.8
Add: comprehensive income attributable to noncontrolling interest	(.1)	(.1)	(.1)	(.1)
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$287.6	$(536.2)	$121.6	$77.7
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2025	2024
Operating Activities
Net earnings (loss)	$210.3	$(525.6)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	77.2	83.8
Amortization of intangibles and supply agreements	13.5	18.1
Long-lived asset impairment	2.0	3.2
Goodwill impairment	—	675.3
Increase in provision for losses on accounts receivable	4.5	8.5
Write-down of inventories	10.9	25.3
Gain on sale of Aerospace Products Group	(86.8)	—
Net gain from disposal of assets and businesses	(37.2)	(31.1)
Deferred income tax benefit	(.4)	(55.3)
Stock-based compensation	16.1	22.2
Other, net	(8.5)	(11.9)
Changes in working capital, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(10.6)	(13.9)
Inventories	23.5	40.5
Other current assets	3.9	(4.8)
Accounts payable	(5.0)	(20.8)
Accrued expenses and other current liabilities	3.3	(30.1)
Net Cash Provided by Operating Activities	216.7	183.4
Investing Activities
Additions to property, plant and equipment	(37.6)	(59.8)
Net proceeds from disposal of Aerospace Products Group	276.1	—
Proceeds from disposals of assets and businesses	47.0	40.6
Other, net	2.6	.4
Net Cash Provided by (Used for) Investing Activities	288.1	(18.8)
Financing Activities
Payments on long-term debt	(.1)	(.1)
Change in commercial paper and short-term debt	(376.9)	(110.2)
Dividends paid	(20.2)	(129.7)
Purchases of common stock	(2.4)	(4.5)
Other, net	(7.1)	(2.1)
Net Cash Used for Financing Activities	(406.7)	(246.6)
Effect of Exchange Rate Changes on Cash	12.4	(6.3)
Increase (Decrease) in Cash and Cash Equivalents	110.5	(88.3)
Cash and Cash Equivalents—January 1,	350.2	365.5
Cash and Cash Equivalents—September 30,	$460.7	$277.2
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
(Amounts in millions)
Beginning balance, July 1, 2025	$554.0	$2,133.8	$(32.9)	$(1,799.9)	$.8	$855.8
Net earnings (loss)	—	127.1	—	—	.1	127.2
Dividends declared (See Note D)	.2	(7.0)	—	—	(.3)	(7.1)
Treasury stock purchased	—	—	—	(.1)	—	(.1)
Treasury stock issued	(3.3)	—	—	3.9	—	.6
Other comprehensive income (loss), net of tax (See Note L)	—	—	(5.5)	—	—	(5.5)
Stock-based compensation transactions, net of tax	1.5	—	—	—	—	1.5
Ending balance, September 30, 2025	$552.4	$2,253.9	$(38.4)	$(1,796.1)	$.6	$972.4

	Three Months Ended September 30, 2024
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
(Amounts in millions)
Beginning balance, July 1, 2024	$573.8	$2,019.3	$(87.0)	$(1,838.5)	$.7	$668.3
Net earnings (loss)	—	44.9	—	—	—	44.9
Dividends declared (See Note D)	.1	(6.9)	—	—	—	(6.8)
Treasury stock purchased	—	—	—	(.2)	—	(.2)
Treasury stock issued	(2.9)	—	—	3.8	—	.9
Other comprehensive income (loss), net of tax (See Note L)	—	—	32.8	—	.1	32.9
Stock-based compensation transactions, net of tax	1.8	—	—	—	—	1.8
Ending balance, September 30, 2024	$572.8	$2,057.3	$(54.2)	$(1,834.9)	$.8	$741.8

	Nine Months Ended September 30, 2025
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
(Amounts in millions)
Beginning balance, January 1, 2025	$570.7	$2,064.5	$(115.8)	$(1,830.0)	$.8	$690.2
Net earnings (loss)	—	210.2	—	—	.1	210.3
Dividends declared (Note D)	.5	(20.8)	—	—	(.3)	(20.6)
Treasury stock purchased	—	—	—	(2.4)	—	(2.4)
Treasury stock issued	(33.6)	—	—	36.3	—	2.7
Other comprehensive income (loss), net of tax (Note L)	—	—	77.4	—	—	77.4
Stock-based compensation transactions, net of tax	14.8	—	—	—	—	14.8
Ending balance, September 30, 2025	$552.4	$2,253.9	$(38.4)	$(1,796.1)	$.6	$972.4

	Nine Months Ended September 30, 2024
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
(Amounts in millions)
Beginning balance, January 1, 2024	$577.8	$2,661.1	$(43.7)	$(1,861.9)	$.7	$1,334.0
Net earnings (loss)	—	(525.7)	—	—	.1	(525.6)
Dividends declared (Note D)	3.1	(78.1)	—	—	—	(75.0)
Treasury stock purchased	—	—	—	(4.5)	—	(4.5)
Treasury stock issued	(27.4)	—	—	31.5	—	4.1
Other comprehensive income (loss), net of tax (Note L)	—	—	(10.5)	—	—	(10.5)
Stock-based compensation transactions, net of tax	19.3	—	—	—	—	19.3
Ending balance, September 30, 2024	$572.8	$2,057.3	$(54.2)	$(1,834.9)	$.8	$741.8
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
Accounts Receivable and Accounts Payable Programs
We participate in trade receivables sales programs in combination with third-party banking institutions and certain customers. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. Approximately $40.0 and $45.0 of trade receivables were sold and removed from our balance sheets at September 30, 2025 and December 31, 2024, respectively.
We occasionally utilize third-party programs that allow our suppliers to be paid earlier at a discount. While we continue to make payments based on our customary terms, a supplier can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The accounts payable settled through the third-party programs, which remain on our Consolidated Balance Sheets, were approximately $105.0 and $120.0 at September 30, 2025 and December 31, 2024, respectively.
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
•ASU 2025-06 "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software": This ASU removes the prescriptive and sequential software development stages (referred to as "project stages") and requires capitalization to begin when management has authorized and committed to funding the project and it is probable that the project will be both completed and used to perform its intended function. This guidance will

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
be effective January 1, 2028 (for both annual and interim reporting periods). We are currently evaluating the impact of adopting this guidance.
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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Bedding Products
Bedding Group	$1,184.6	$1,331.5	$402.5	$445.5

Specialized Products
Automotive Group	599.4	629.5	199.5	204.6
Aerospace Products Group (Note O)	132.2	138.0	28.6	44.9
Hydraulic Cylinders Group	150.1	167.9	49.4	50.4
	881.7	935.4	277.5	299.9

Furniture, Flooring & Textile Products
Home Furniture Group	189.9	207.5	61.9	65.6
Work Furniture Group	209.9	207.2	68.9	67.9
Flooring & Textile Products Group	650.4	645.6	225.6	222.8
	1,050.2	1,060.3	356.4	356.3
	$3,116.5	$3,327.2	$1,036.4	$1,101.7
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
•Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute engineered hydraulic cylinders used in the material-handling and heavy-construction industries. On August 29, 2025, we divested our Aerospace Products Group, as discussed in Note O to the Consolidated Condensed Financial Statements on page 24.
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
A summary of segment results for the periods presented is as follows:

	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products	Total
Three Months Ended September 30, 2025
Trade sales [1]	$402.5	$277.5	$356.4	$1,036.4
Inter-segment sales	5.0	.6	2.1	7.7
Total segment sales	407.5	278.1	358.5	1,044.1
Less:
Depreciation and amortization	13.2	7.9	4.4	25.5
Nonoperating assets depreciation and amortization [2]	1.5	1.0	1.4	3.9
Total depreciation and amortization	14.7	8.9	5.8	29.4
Gain on sale of Aerospace Products Group (Note O)	—	(86.8)	—	(86.8)
Restructuring, restructuring-related, and impairment charges (Note E and Note F)	3.1	.9	.1	4.1
Gain on sale of real estate	—	—	(2.5)	(2.5)
Gain from net insurance proceeds	(13.1)	—	—	(13.1)
Other segment items [3]	366.4	242.2	333.1	941.7
Segment EBIT	$36.4	$112.9	$22.0	171.3
Intersegment eliminations and other				(.2)
Interest expense net of interest income				(16.7)
Earnings (loss) before income taxes				$154.4

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)

	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products	Total
Three Months Ended September 30, 2024
Trade sales [1]	$445.5	$299.9	$356.3	$1,101.7
Inter-segment sales	6.1	1.5	2.1	9.7
Total segment sales	451.6	301.4	358.4	1,111.4
Less:
Depreciation and amortization	14.8	11.0	5.4	31.2
Nonoperating assets depreciation and amortization [2]	2.1	1.4	1.7	5.2
Total depreciation and amortization	16.9	12.4	7.1	36.4
Other segment items:
Restructuring, restructuring-related, and impairment charges (Note E and Note F)	8.0	3.8	.5	12.3
Gain on sale of real estate	(14.0)	—	—	(14.0)
Other segment items [3]	415.2	260.4	323.4	999.0
Segment EBIT	$25.5	$24.8	$27.4	77.7
Intersegment eliminations and other				—
Interest expense net of interest income				(20.0)
Earnings (loss) before income taxes				$57.7

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)

	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products	Total
Nine Months Ended September 30, 2025
Trade sales [1]	$1,184.6	$881.7	$1,050.2	$3,116.5
Inter-segment sales	15.4	.9	5.8	22.1
Total segment sales	1,200.0	882.6	1,056.0	3,138.6
Less:
Depreciation and amortization	39.5	26.5	13.9	79.9
Nonoperating assets depreciation and amortization [2]	4.1	3.0	3.7	10.8
Total depreciation and amortization	43.6	29.5	17.6	90.7
Gain on sale of Aerospace Products Group (Note O)	—	(86.8)	—	(86.8)
Restructuring, restructuring-related, and impairment charges (Note E and Note F)	8.6	4.9	1.1	14.6
Gain on sale of real estate	(16.7)	(1.7)	(5.7)	(24.1)
Gain from net insurance proceeds	(13.1)	—	—	(13.1)
Other segment items [3]	1,104.4	756.7	971.8	2,832.9
Segment EBIT	$73.2	$180.0	$71.2	324.4
Intersegment eliminations and other				—
Interest expense net of interest income				(53.2)
Earnings (loss) before income taxes				$271.2

Nine Months Ended September 30, 2024
Trade sales [1]	$1,331.5	$935.4	$1,060.3	$3,327.2
Inter-segment sales	19.0	3.2	7.6	29.8
Total segment sales	1,350.5	938.6	1,067.9	3,357.0
Less:
Depreciation and amortization	43.7	31.4	16.2	91.3
Nonoperating assets depreciation and amortization [2]	4.3	2.9	3.4	10.6
Total depreciation and amortization	48.0	34.3	19.6	101.9
Other segment items:
Goodwill impairment (Note F)	587.2	43.6	44.5	675.3
Restructuring, restructuring-related, and impairment charges (Note E and Note F)	27.2	5.1	2.0	34.3
Gain on sale of real estate	(26.6)	—	—	(26.6)
Gain from net insurance proceeds	—	—	(2.2)	(2.2)
Other segment items [3]	1,265.3	816.6	962.4	3,044.3
Segment EBIT	$(550.6)	$39.0	$41.6	(470.0)
Intersegment eliminations and other [4]				(3.6)
Interest expense net of interest income				(60.6)
Earnings (loss) before income taxes				$(534.2)
1 See Note B for revenue by product family.
2 Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
3 Other segment items included in segment EBIT but not regularly provided to the CODM are comprised of cost of goods sold, selling and administrative expenses, and other expense (income), net.
4 For Intersegment eliminations and other, the nine months ended September 30, 2024, included $3.7 in CEO transition compensation costs.
Average assets for our segments are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include the average of both working capital (current assets and current liabilities utilized in operations) plus net property, plant and equipment.

Average Assets by Segment	September 30, 2025	December 31, 2024
Bedding Products	$649.1	$741.8
Specialized Products	383.7	398.7
Furniture, Flooring & Textile Products	336.8	346.1
Average current liabilities included in segment numbers above	659.0	692.7
Unallocated assets [1]	1,621.0	1,634.0
Difference between average assets and period-end balance sheet	(124.6)	(151.7)
Total assets	$3,525.0	$3,661.6
1 Unallocated assets consist primarily of goodwill, other intangibles, cash, and net operating leases.
D—Earnings (Loss) Per Share (EPS)
Basic and diluted earnings (loss) per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Net earnings (loss)
Net earnings (loss)	$210.3	$(525.6)	$127.2	$44.9
Earnings attributable to noncontrolling interest, net of tax	(.1)	(.1)	(.1)	—
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$210.2	$(525.7)	$127.1	$44.9

Weighted average number of shares (in millions)
Weighted average number of common shares used in basic EPS	138.4	137.2	138.7	137.4
Dilutive effect of stock-based compensation	1.1	—	1.5	.6
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	139.5	137.2	140.2	138.0

Basic and diluted EPS
Basic EPS attributable to Leggett & Platt common shareholders	$1.52	$(3.83)	$.92	$.33

Diluted EPS attributable to Leggett & Platt common shareholders	$1.51	$(3.83)	$.91	$.33

Other information
Anti-dilutive shares excluded from diluted EPS computation	.5	.5	.4	.5

Cash dividends declared per share	$.15	$.56	$.05	$.05

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
Over the course of the restructuring timeline, we plan to consolidate between 15 and 20 production and distribution facilities in the Bedding Products segment and a small number of production facilities in the Furniture, Flooring & Textile Products segment. Our total restructuring, restructuring-related, and impairment costs for the 2024 Plan are expected to be approximately $75.0, of which $47.8 was incurred in 2024, with the remainder expected to be substantially complete in 2025. As of September 30, 2025, we have incurred life-to-date 2024 Plan costs of $58.4.
The following table presents all 2024 Plan restructuring and restructuring-related activity, including impairments, for the periods presented:

	Total Approximate Amount Expected to be Incurred	Total Amount Incurred to Date Since January 1, 2024	Nine Months Ended September 30, 2025	Total Amount Incurred in 2024
2024 Restructuring Plan activity:
Net cash restructuring and restructuring-related	$40.0	$38.1	$7.8	$30.3
Net non-cash restructuring and restructuring-related	25.0	14.1	.8	13.3
Total net restructuring and restructuring-related costs	65.0	52.2	8.6	43.6
Goodwill and long-lived asset impairment costs [1]	10.0	6.2	2.0	4.2
Total 2024 Restructuring Plan activity	$75.0	$58.4	$10.6	$47.8
1 This includes $.7 of goodwill impairment in 2024 related to a small U.S. machinery business within the Bedding Products segment that reached held-for-sale status in the fourth quarter of 2024 and was sold in the first quarter of 2025 as discussed in Note O.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
The table below presents the restructuring and restructuring-related activity for the periods presented:

	Income Statement Presentation	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
2024 Plan restructuring costs (gains):
Termination benefits, relocation, and other restructuring costs	Other (income) expense, net
	(See Note K)	$5.1	$16.5	$.7	$4.8
2024 Plan restructuring-related costs (gains):
Inventory obsolescence and other	Cost of goods sold	.8	4.5	.3	.7
Professional services and other	Selling and administrative expenses	1.1	11.7	—	6.3
Net loss (gain) on disposal of assets and businesses	Net gain on disposal of assets and businesses	1.6	(1.6)	—	(.1)
Total 2024 Plan restructuring-related costs (gains)		3.5	14.6	.3	6.9
Total 2024 Plan net restructuring and restructuring-related costs (gains)		$8.6	$31.1	$1.0	$11.7

Other restructuring costs (gains):
Termination benefits, relocation, and other restructuring costs [1,2]	Other (income) expense, net
	(See Note K)	$2.5	$—	$1.0	$—
Other restructuring-related (gains) costs:
Inventory obsolescence and other [2]	Cost of goods sold	1.5	—	1.5	—
Professional services and other [1]	Selling and administrative expenses	.6	—	—	—
Net (gain) loss on disposal of assets and businesses	Net gain on disposal of assets and businesses	(1.0)	—	(.1)	—
Gain on sale of Aerospace Products Group	Gain on sale of Aerospace Products Group	(86.8)	—	(86.8)	—
Total other restructuring-related (gains) costs		(85.7)	—	(85.4)	—
Total other net restructuring and restructuring-related costs (gains)		$(83.2)	$—	$(84.4)	$—
1 This includes cash charges for divestiture-related expenses associated with the sale of our Aerospace Products Group on August 29, 2025, as discussed in Note O. Costs were $2.0 for the nine months ended September 30, 2025. There were no costs for the nine months ended September 30, 2024.
2 In September 2025, we announced the consolidation of our Kentucky Adjustable Bed manufacturing operation into our Mexico operation by the end of this year. We have incurred costs of $2.0 related to this consolidation for the nine months ended September 30, 2025.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
Net restructuring and restructuring-related 2024 Plan costs by segment were as follows:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Bedding Products	$4.6	$24.0	$.3	$7.4
Specialized Products	2.9	5.1	.6	3.8
Furniture, Flooring & Textile Products	1.1	2.0	.1	.5
Total net restructuring and restructuring-related costs	$8.6	$31.1	$1.0	$11.7
We recognized gains from the sale of real estate associated with the 2024 Plan of $19.2 and $14.0 in the first nine months of 2025 and 2024, respectively. These gains are not reflected in the tables above.
The accrued liability associated with the 2024 Plan consisted of the following:

	Balance at December 31, 2024	Add: 2025 Charges	Less: 2025 Payments	Balance at September 30, 2025
Termination benefits	$.8	$2.2	$2.8	$.2
Contract termination costs	—	.1	.1	—
Relocation and other restructuring costs	—	2.8	2.8	—
Total	$.8	$5.1	$5.7	$.2
F—Impairment Charges
Pretax impairment charges are reported in “Impairments” in the Consolidated Statements of Operations and are summarized in the table below.

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
	Other Long-Lived Assets Impairment	Goodwill Impairment	Other Long-Lived Assets Impairment	Total Impairments
Bedding Products	$2.0	$587.2	$3.2	$590.4
Specialized Products	—	43.6	—	43.6
Furniture, Flooring & Textile Products	—	44.5	—	44.5
Total impairment charges	$2.0	$675.3	$3.2	$678.5

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
	Other Long-Lived Assets Impairment	Goodwill Impairment	Other Long-Lived Assets Impairment	Total Impairments
Bedding Products	$.8	$—	$.6	$.6
Total impairment charges	$.8	$—	$.6	$.6

Goodwill
We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur, or at least annually. We perform our annual goodwill impairment testing in the second quarter.
Our 2025 annual goodwill testing did not indicate any impairments. There were no triggering events or impairments indicated in the three and nine months ending September 30, 2025.
The 2024 annual goodwill impairment testing resulted in a $675.3 non-cash goodwill impairment charge. In general, the fair values for our reporting units decreased versus 2023 due to macroeconomic pressures, including low demand, particularly in residential end markets. The fair values of our reporting units were

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
reconciled to our consolidated market capitalization, which decreased due to the significant decline in stock price during the second quarter of 2024.
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

2025
Fair Value over Carrying Value divided by Carrying Value	September 30, 2025 Goodwill Value	Compound Annual Growth Rate (CAGR) Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$445.4	<1% - 4%	3%	15% - 17%
50% - 100%	303.1	(2) - 4	3	15 - 17
	$748.5	(2%) - 8%	3%	15% - 20%

2024
Fair Value over Carrying Value divided by Carrying Value	December 31, 2024 Goodwill Value	CAGR Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$430.4	(1%) - 12%	3%	14% - 17%
101% - 300%	364.0	3 - 7	3	14
	$794.4	(1%) - 12%	3%	14% - 17%
1 This category includes Bedding, Home Furniture, and Work Furniture for 2025 and Bedding, Aerospace, and Work Furniture for 2024.
•The fair value of our Bedding reporting unit exceeded its carrying value by 20% at our second quarter 2025 testing date. The fair value of our Bedding reporting unit was less than its carrying value at our second quarter 2024 testing date, resulting in a partial goodwill impairment of $587.2. Goodwill associated with this reporting unit was $322.7 at September 30, 2025 and $310.0 at December 31, 2024.
•We sold our Aerospace reporting unit in the third quarter of 2025 as discussed in Note O. At our second quarter 2025 testing date its fair value exceeded its carrying value by 48%. Goodwill was $66.8 at December 31, 2024.
•The fair value of our Home Furniture reporting unit exceeded its carrying value by 34% at our second quarter 2025 testing date. Goodwill associated with this reporting unit was $68.3 at September 30, 2025 and $67.7 at December 31, 2024.
•The fair value of our Work Furniture reporting unit exceeded its carrying value by 29% at our second quarter 2025 testing date. The fair value of our Work Furniture reporting unit was less than its carrying value at our second quarter 2024 testing date, resulting in a partial goodwill impairment of $44.5. Goodwill associated with this reporting unit was $54.4 at September 30, 2025 and $53.6 at December 31, 2024.

Other long-lived assets
We review material intangibles mid-year and other long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
All long-lived asset impairment charges for the three and nine months ended September 30, 2025 and September 30, 2024 were related to the 2024 Restructuring Plan.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
G—Accounts and Other Receivables
Accounts and other receivables consisted of the following:

	September 30, 2025		December 31, 2024
	Current	Long-term	Current	Long-term
Total trade receivables	$554.0	$.1	$517.2	$—
Allowance for doubtful accounts - trade receivables	(17.9)	—	(14.2)	—
Trade receivables, net	$536.1	$.1	$503.0	$—

Taxes receivable, including income taxes	$5.7	$—	$4.1	$—
Value-added taxes (VAT) recoverable [1]	12.2	—	40.1	6.0
Other receivables	14.4	5.0	12.2	4.5
Other receivables, net	$32.3	$5.0	$56.4	$10.5
We sold our Aerospace Products Group in the third quarter of 2025 as discussed in Note O. Accounts receivable were $27.8 at December 31, 2024.
1 This includes recoverable amounts from various countries. As of December 31, 2024, we had outstanding Mexico VAT receivables of $35.5, primarily due to delays in processing refunds by the local tax authorities. Refunds received in the first nine months of 2025 reduced this receivable to $2.1 at September 30, 2025.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2024	Change in Provision	Less: Net Charge-offs/ (Recoveries) and Other	Balance at September 30, 2025
Total allowance for doubtful accounts on trade receivables	$14.2	$4.5	$.8	$17.9
H—Inventories
The following table recaps the components of inventory for each period presented:

	September 30, 2025	December 31, 2024
Finished goods	$264.7	$321.6
Work in process	44.7	72.1
Raw materials and supplies	324.6	328.9
Inventories	$634.0	$722.6
We sold our Aerospace Products Group in the third quarter of 2025 as discussed in Note O. Inventories were $57.1 at December 31, 2024.
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
I—Credit Facility Amendment
In July 2025, we amended our credit facility. The amendment extended the maturity date to July 24, 2030 (previously September 30, 2026) and reduced the lenders' revolving commitments to $1,000.0 (previously $1,200.0).

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
J—Stock-Based Compensation
The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Restricted Stock Unit awards	$7.4	$—	$10.0	$—
All other stock plans	5.2	1.9	6.3	—
Total stock-based compensation expense (income)	12.6	$1.9	16.3	$—
Employee contributions for above stock plans	3.5		5.9
Total stock-based compensation	$16.1		$22.2

Tax benefits on stock-based compensation expense	$3.0		$4.0
Tax (expense)/benefits on stock-based compensation payments	(2.8)		(1.1)
Total tax benefits associated with stock-based compensation	$.2		$2.9

	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Restricted Stock Unit awards	$—	$—	$.8	—
All other stock plans	2.5	.7	1.6	.4
Total stock-based compensation expense (income)	2.5	$.7	2.4	$.4
Employee contributions for above stock plans	1.1		2.0
Total stock-based compensation	$3.6		$4.4

Tax benefits on stock-based compensation expense	$.6		$.6
Tax (expense)/benefits on stock-based compensation payments	(.1)		.1
Total tax benefits associated with stock-based compensation	$.5		$.7
K—Other (income) expense, net

The components of "Other (income) expense, net" were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Restructuring charges	$7.6	$16.5	$1.7	$4.8
Currency (gain) loss	(1.3)	(1.0)	(.3)	1.6
Gains from diversified investments associated with the ESU Program	(7.1)	(7.0)	(3.3)	(3.2)
Reduction to contingent purchase price liability	—	(6.4)	—	—
Other (income) expense	(4.2)	(3.6)	(2.0)	(1.0)
	$(5.0)	$(1.5)	$(3.9)	$2.2

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
L—Accumulated Other Comprehensive Income (Loss)
The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended September 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2025	$(33.9)	$8.4	$(7.4)	$(32.9)
Other comprehensive income (loss)	(6.1)	—	—	(6.1)
Reclassifications, pretax	—	.4	.1	.5
Income tax effect	—	.1	—	.1
Balance, September 30, 2025	$(40.0)	$8.9	$(7.3)	$(38.4)

Balance, July 1, 2024	$(83.4)	$9.6	$(13.2)	$(87.0)
Other comprehensive income (loss)	33.0	.9	(.4)	33.5
Reclassifications, pretax	—	(.7)	.3	(.4)
Income tax effect	—	(.2)	—	(.2)
Attributable to noncontrolling interest	(.1)	—	—	(.1)
Balance, September 30, 2024	$(50.5)	$9.6	$(13.3)	$(54.2)

	Nine Months Ended September 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2025	$(115.8)	$7.2	$(7.2)	$(115.8)
Other comprehensive income (loss)	75.8	(.4)	(.5)	74.9
Reclassifications, pretax	—	2.0	.3	2.3
Income tax effect	—	.1	.1	.2
Balance, September 30, 2025	$(40.0)	$8.9	$(7.3)	$(38.4)

Balance, January 1, 2024	$(42.6)	$12.5	$(13.6)	$(43.7)
Other comprehensive income (loss)	(7.9)	(.6)	(.4)	(8.9)
Reclassifications, pretax	—	(2.6)	.8	(1.8)
Income tax effect	—	.3	(.1)	.2
Balance, September 30, 2024	$(50.5)	$9.6	$(13.3)	$(54.2)
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
•Level 3: Unobservable inputs that are not corroborated by market data.
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$185.8	$—	$185.8
Derivative assets (Note N)	—	2.7	—	2.7
Diversified investments associated with the Executive Stock Unit (ESU) Program	58.5	—	—	58.5
Total assets	$58.5	$188.5	$—	$247.0
Liabilities:
Derivative liabilities (Note N)	$—	$3.8	$—	$3.8
Liabilities associated with the ESU Program	59.7	—	—	59.7
Total liabilities	$59.7	$3.8	$—	$63.5

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$156.0	$—	$156.0
Derivative assets (Note N)	—	5.1	—	5.1
Diversified investments associated with the ESU Program	55.1	—	—	55.1
Total assets	$55.1	$161.1	$—	$216.2
Liabilities:
Derivative liabilities (Note N)	$—	$7.0	$—	$7.0
Liabilities associated with the ESU Program	53.9	—	—	53.9
Total liabilities	$53.9	$7.0	$—	$60.9
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 1) was approximately $180.0 less than carrying value of $1,489.6 at September 30, 2025 and approximately $245.0 less than carrying value of $1,488.3 at December 31, 2024.
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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of September 30, 2025
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Mar 2027	$213.0	$1.8	$.1	$2.6	$.1
Total fair value hedges	Feb 2026	173.3	.7	—	.6	—
Not designated as hedging instruments	Jun 2026	108.9	.1	—	.5	—
Total derivatives			$2.6	$.1	$3.7	$.1

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2024
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Jun 2026	$254.0	$3.1	$.3	$5.8	$.3
Total fair value hedges	Jun 2025	19.0	.1	—	.1	—
Not designated as hedging instruments	Dec 2025	166.5	1.6	—	.8	—
Total derivatives			$4.8	$.3	$6.7	$.3
The following table sets forth the pretax losses (gains) for our hedging activities for the periods presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note L) as well as derivative settlements recorded directly to income or expense.

Derivatives	Income Statement Caption	Amount of Loss (Gain) Recorded in Income Nine Months Ended September 30,		Amount of Loss (Gain) Recorded in Income Three Months Ended September 30,
		2025	2024	2025	2024
Designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$(.3)	$(.3)	$(.1)	$(.1)
Currency cash flow hedges	Net trade sales	2.6	1.0	.6	.3
Currency cash flow hedges	Cost of goods sold	(.6)	(1.4)	—	(.3)
Currency cash flow hedges	Other (income) expense, net	(.2)	—	(.2)	—
Total cash flow hedges		1.5	(.7)	.3	(.1)
Fair value hedges	Other (income) expense, net	(.2)	.2	—	(.3)
Not designated as hedging instruments	Other (income) expense, net	7.7	.4	(.8)	2.3
Total derivative instruments		$9.0	$(.1)	$(.5)	$1.9

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)

O—Divestitures
On August 29, 2025, we divested our Aerospace Products Group (within our Specialized Products segment) for net cash proceeds of $276.1 and recognized a pretax gain of $86.8, subject to final adjustments for working capital, which we expect to be completed by early 2026.
The Aerospace Products Group had external sales and pretax earnings as shown below:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
External sales	$132.2	$138.0	$28.6	$44.9
Pretax earnings (excluding corporate overhead)	19.7	13.2	3.2	5.3
Depreciation and amortization were discontinued upon classification as held for sale (March 25, 2025, concurrent with the date our Board of Directors approved the sale). Accordingly, depreciation and amortization expense included in pre-tax earnings was $0 and $2.5 for the three months ended September 30, 2025, and September 30, 2024, respectively, and $2.5 and $7.7 for the nine months ended September 30, 2025 and September 30, 2024, respectively.
Also in 2025, we divested a small U.S. machinery business (in March) within our Bedding Products segment for $1.2 and a small Mexican Work Furniture operation (in May) within our Furniture, Flooring & Textile Products segment for $3.8. For both of these transactions, the net sales price approximated the carrying costs and both businesses had immaterial amounts of annual external sales and pretax earnings. The U.S. machinery business divestiture was also a part of the 2024 Plan.
P—Contingencies
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
Accruals and Reasonably Possible Losses in Excess of Accruals
Accruals for Probable Losses. Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss, in the aggregate, of $1.4 and $1.4 at September 30, 2025 and December 31, 2024, respectively. There were no material adjustments to the accrual, including cash payments and expense, for the three and nine-month periods ending September 30, 2025 and September 30, 2024. The accruals do not include accrued expenses related to employment, workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows.

Reasonably Possible Losses in Excess of Accruals. Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of September 30, 2025, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of the accruals noted above are estimated to be $16.0. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $16.0 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
HIGHLIGHTS
We had trade sales of $1,036 million for the three months ending September 30, 2025, a decrease of 6% versus the third quarter 2024. In the first nine months of 2025, trade sales were $3,117 million versus $3,327 million for the same period of 2024.
Earnings Before Interest and Taxes (EBIT) for the third quarter and nine months ending September 30, 2025 was $171 million and $324 million, respectively. This is up $93 million and $798 million compared to the same periods in 2024. Third quarter includes an $87 million gain from the sale of the Aerospace Products Group, a $13 million gain from net insurance proceeds related to a storage facility fire in the Bedding Products segment, a $2 million gain from the sale of real estate, and $4 million of restructuring and restructuring-related costs. EBIT for the nine months ending September 30, 2025 includes an $87 million gain from the sale the Aerospace Products Group, a $24 million gain from the sale of real estate, a $13 million gain from net insurance proceeds related to a storage facility fire in the Bedding Products segment, and $15 million of restructuring and restructuring-related costs.
Earnings Per Share (EPS) was $.91 for the third quarter and $1.51 for the nine months ending September 30, 2025, compared to $.33 and $(3.83) in the same periods of 2024. Third quarter EPS includes a $.58 gain from the sale of the Aerospace Products Group, a $.07 gain from net insurance proceeds related to a storage facility fire in the Bedding Products segment, a $.01 gain on the sale of real estate, $.02 in restructuring and restructuring-related charges, and $.02 charge related to a special tax item. EPS for the nine months ending September 30, 2025 includes $.58 gain from the sale of the Aerospace Products Group, $.13 gain on the sale of real estate, $.07 gain from net insurance proceeds related to a storage facility fire in the Bedding Products segment, $.08 in restructuring and restructuring-related charges, and $.02 charge related to a special tax item.
Operating cash flow was $217 million in the first nine months of 2025, an increase of $33 million versus the same period of 2024.
In July 2025, we amended our credit agreement to extend the maturity date to 2030 and reduce the lending commitments from $1.2 billion to $1.0 billion.
In August 2025, we sold our Aerospace Products Group for net cash proceeds of $276 million, subject to the final adjustments for working capital, which we expect to be completed by early 2026. We used the Aerospace Products Group proceeds and cash generated from operations to strengthen our balance sheet by reducing debt by $296 million.
INTRODUCTION
What We Do
We are a diversified manufacturer that conceives, designs, and produces a wide range of engineered components and products found in many homes, offices, and automobiles. We make components that are often hidden within, but integral to, our customers’ products.

We are a leading supplier of bedding components and private label finished goods; automotive seat comfort and convenience systems; home and work furniture components; geo components; flooring underlayment; and hydraulic cylinders for material-handling and heavy-construction industries.
Our Segments
Our operations are comprised of approximately 110 production facilities located in 18 countries around the world. Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. Our segments are described below.
Bedding Products: This segment supplies a variety of components used by bedding manufacturers in the production and assembly of their finished products, as well as produces private label finished mattresses and adjustable bed bases. This segment is also vertically integrated in the production and supply of specialty foam chemicals, steel rod, and drawn steel wire to our own operations and to external customers. We also supply steel rod and wire to trade customers that operate in a broad range of markets. This segment contributed 38% of our trade sales during the first nine months of 2025.
Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute engineered hydraulic cylinders used in the material-handling and heavy-construction industries. This segment contributed 28% of our trade sales in the first nine months of 2025. On August 29, 2025, we divested our Aerospace Products Group, as discussed in Note O to the Consolidated Condensed Financial Statements on page 24.
Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components. This segment contributed 34% of our trade sales in the first nine months of 2025.
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
Major Factors That Impact Our Business
Tariffs Impacting our Business
We continue to monitor and evaluate policy changes impacting global trade, including tariff regulations, the effects of recently announced tariffs and tariff warning letters, and the potential imposition of modified or additional tariffs. Prior to tariff announcements in 2025, our U.S. businesses sourced approximately $400 million of products annually from trade and intercompany suppliers located in foreign countries, including approximately $100 million from China. Approximately 60% of our trade sales are produced and consumed in the United States, while another 8% of sales produced abroad are consumed in the United States, with 5% currently exempt under the United States-Mexico-Canada Agreement (USMCA). We expect tariffs to present both positive and negative impacts across our businesses, and tariffs overall have had a net positive benefit to our consolidated results of operations through the third quarter. In addition, based on limited information, we expect tariffs may continue to produce a net positive impact to our aggregate results, subject to change as tariffs evolve. However, it is possible that wide-ranging tariffs could drive inflation, weaken consumer confidence, and ultimately reduce consumer demand for our products and negatively impact our consolidated results of operations.
Across our businesses, we continue to be actively engaged with customers and suppliers to mitigate the impact of tariffs. Our efforts include leveraging our global footprint to shift production and sourcing to less-impacted regions, implementing pricing actions where appropriate, and pursuing increased demand opportunities domestically.
In Bedding Products, although reciprocal tariffs could benefit our U.S. mattress operations by creating a more level playing field between domestic and foreign producers, enforcement remains an unknown. Historically, duties have led to more transshipment of mattresses to avoid higher rates, but recent comments by the current administration appear to contemplate penalties for those activities. This will be an important consideration for the actual impact of reciprocal tariffs. Additionally, the White House announced the suspension of the de minimis rule, effective August 29, 2025. The rule generally allowed for goods valued at $800 or less to be imported into the United States without duties. While we are currently unable to quantify the specific impact on our business, we believe this policy change may create a more level playing field by reducing the cost advantage associated with imported mattresses previously enjoyed by foreign competitors.
Section 232 steel tariffs have had the largest impact on our business and have led to expanded metal margins and increased demand for our Steel Rod and Drawn Wire operations, but we have yet to see noticeable improvement in our innerspring demand.
In addition, in September 2025, we announced the consolidation of our Kentucky Adjustable Bed manufacturing operation into our Mexico operation by the end of this year. This decision was driven by lower volume and tariffs on imported components, which resulted in a cost disadvantage for domestic production in a category that primarily competes with imported products. We expect our Mexican Adjustable Bed operation to remain cost competitive, assuming that the reciprocal tariff exemption for USMCA compliant products remains in place.
Within Specialized Products, our Automotive business, which generally operates as a Tier 2 supplier to the automotive industry, continues to face the largest potential indirect tariff exposure. The majority of our North American production is in Canada and Mexico and is USMCA compliant and currently exempt from most tariffs. As a result, implementation of global tariffs on automotive parts has not directly impacted our operations. However, tariffs could cause reduced demand from our OEM and Tier 1 manufacturer customers if consumer affordability becomes an issue and they need to reduce production. Additionally, there is an emerging disruption risk of the critical rare earth supply chain, which feeds into Chinese-sourced magnets used in semiconductors and electronics in vehicles. While this has impacted some of our customers, it has had minimal impact on us to date. In addition, higher tariff rates on imports from India have impacted our Hydraulic Cylinders business, and we are evaluating whether to shift production of certain cylinders and components to other locations.
In Furniture, Flooring & Textile Products, our Home Furniture operations in China primarily sell components to Asian customers who export finished furniture to the United States. Our Chinese operations experienced meaningful disruptions early in the second quarter, including shipment delays, order cancellations, and customer shutdowns, which began to normalize later in the quarter with the postponement of tariffs. Additionally, we sell components to U.S. customers and maintain some intercompany supply from our Chinese operations. To help mitigate our tariff exposure, we set up production in another low-cost country and began production late in the third quarter. Within Work Furniture, our teams are pursuing new opportunities with customers who are seeking regionally-supplied finished furniture and components. Finally, our Textile business continues to mitigate most tariff exposure by shifting to alternative sources in countries with lower tariff rates.
We are actively evaluating the potential impact of tariffs and counter-tariffs on our results of operations and financial condition, while also exploring possible opportunities to mitigate their impact. Although our analysis is preliminary and based on limited and changing information, we currently do not expect tariffs, as presently implemented or anticipated, to have a material adverse effect on our consolidated results of operations. However, if tariffs are modified or expanded, additional tariffs are implemented, or our preliminary information is incorrect, our consolidated results of operations could be materially negatively impacted. Moreover, tariffs may decrease demand for our products which may negatively impact our sales and results of operations.

Sale of the Aerospace Products Group
Late in the first quarter 2025, the Aerospace Products Group (within our Specialized Products segment) met the criteria to be classified as held for sale, but did not meet the criteria for discontinued operations because it did not represent a strategic shift that would have a major effect on our financial results.
On August 29, 2025, we divested the Aerospace Products Group for a cash price, net of selling expenses and cash sold, of $276 million and recognized a pretax gain of $87 million, subject to the final adjustments for working capital, which we expect to be completed by early 2026. The proceeds from the sale were primarily used to reduce debt. Our Aerospace Products Group was a supplier of complex, highly-engineered tube and duct assemblies for use primarily in commercial and military aircraft platforms and space launch vehicles. The business was comprised of seven manufacturing facilities located in the United States, the United Kingdom, and France, with approximately 700 employees at the time of the sale.
For the Aerospace Products Group sales and pre-tax earnings, see Note O to the Consolidated Condensed Financial Statements on page 24.
Goodwill and Long-Lived Asset Impairment Testing
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which would be reduced if we determine that those assets are impaired. At September 30, 2025, goodwill and other intangible assets represented $843 million, or 24% of our total assets. In addition, all other long-lived assets totaled $973 million, or 28% of total assets.
We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur or at least annually in the second quarter. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. In addition, our long-lived assets are reviewed for recoverability at year end and whenever events or changes in circumstances indicate carrying values may not be recoverable.
The annual goodwill impairment testing in the second quarter of 2025 indicated no impairments. As of June 30, 2025, the fair values of all reporting units exceeded their respective carrying amounts by less than 100% in part due to ongoing macroeconomic uncertainties, including the announcement of tariffs. The fair values of our reporting units were reconciled to our consolidated market capitalization, which decreased due to the decline in the stock price compared to the prior year. Fair value exceeded carrying value by less than 50% at June 30, 2025 for the reporting units summarized in the table below, which excludes the Aerospace Products Group which was divested in August 2025 as discussed in Note O to the Consolidated Condensed Financial Statements on page 24.

Reporting Unit (Dollar amounts in millions)	September 30, 2025 Goodwill Value	Fair value in excess of carrying value as of June 30, 2025
Bedding	$323	20%
Home Furniture	68	34
Work Furniture	54	29
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
The annual goodwill impairment testing in the second quarter of 2024 indicated that fair value had fallen below carrying value for three reporting units. We had impairments for the nine months ending September 30, 2024 of $587 million, $44 million, and $44 million in our Bedding, Work Furniture, and Hydraulic Cylinders reporting units, respectively. After this impairment, the Hydraulic Cylinders reporting unit did not have any goodwill remaining.

We regularly evaluate long-lived assets for indicators of impairment, such as market conditions, operating performance, strategic decisions, or technical obsolescence. While we believe our current asset valuations are appropriate, future assessments may result in non-cash charges, which would have a material negative impact to our earnings.
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
•Reduced corporate general and administrative expenses to be realized fully in 2025

2025 PROGRESS
Bedding Products segment
•Divested a small U.S. machinery business (two facilities)
•Consolidated one Specialty Foam production facility
•Sold two properties
Specialized Products segment
•Continued implementation of manufacturing efficiency improvement activities in Hydraulic Cylinders
•Right-sized our Hydraulic Cylinders facility in the UK
Furniture, Flooring & Textile Products segment
•Completed Phase 1 and launched Phase 2 of Flooring Products restructuring
◦Consolidated two Flooring Products production facilities
•Sold one property

ADDITIONAL EXPECTATIONS
Bedding Products segment
•Completion of Specialty Foam consolidation
Specialized Products segment
•Completion of restructuring initiatives in Hydraulic Cylinders
Furniture, Flooring & Textile Products segment
•Completion of Phase 2 of Flooring Products restructuring

(Dollar amounts in millions-all pretax)	2024 Actual	Nine Months Ended September 30, 2025	Full Year Estimates for 2025	Total Plan Estimate
Plan activity:
Restructuring and restructuring-related costs:
Cash	$30	$8	$10	$40
Non-cash	18	3	15	35
Total costs	$48	$11	$25	$75

Pretax net cash from real estate [1]	$20	$23	$23 to $40	$70 to $80
1 This is only related to the 2024 Plan and does not include the sale of idle real estate. The proceeds from the 2024 sale of real estate resulted in a pretax gain of $17 million. Real estate sold through the nine months ending September 30, 2025 resulted in a pretax gain of $19 million. The remaining real estate sales proceeds are expected to be received either in the fourth quarter of 2025 or during 2026 due to timing of listing properties.
EBIT Benefit:
We expect annualized EBIT benefit of $60–$70 million to be realized after initiatives are fully implemented.
•We realized $22 million for the full year 2024.
•We expect approximately $40 million of incremental benefit to be realized in the full year 2025, of which $36 million was realized in the nine months ended September 30, 2025.
•We expect up to $10 million of incremental benefit in 2026.
Sales Attrition:
We anticipate approximately $60 million of annual sales attrition after initiatives are fully implemented.
•We realized $15 million for the full year 2024.
•We expect approximately $40 million of incremental sales attrition in 2025, of which $33 million was realized in the nine months ended September 30, 2025 (including $3 million from the divestiture of a small U.S. machinery business in our Bedding Products segment).
•We expect approximately $5 million of incremental sales attrition in 2026.
Restructuring Unrelated to the 2024 Plan:
•We have incurred cash charges for divestiture-related expenses associated with the sale of our Aerospace Products Group on August 29, 2025, as discussed in Note O to the Consolidated Condensed Financial Statements on page 24. Costs were $2 million for the nine months ended September 30, 2025. There were no costs for the nine months ended September 30, 2024.
•In September 2025, we announced the consolidation of our Kentucky Adjustable Bed manufacturing operation into our Mexico operation by the end of this year. We have incurred $2 million ($1 million cash and $1 million non-cash) for the nine months ended September 30, 2025.

Total restructuring and restructuring-related costs, including the 2024 Plan and activities unrelated to the 2024 Plan (discussed above), for the nine months ended September 30, 2025 were $15 million ($11 million cash and $4 million non-cash charges).
2024 Plan costs are expected to be substantially complete by the end of 2025.
Because of certain risks and uncertainties, the estimates of the number of facilities to be consolidated, EBIT benefit, sales attrition, proceeds from the sale of real estate, and the cash and non-cash costs and impairments associated with the 2024 Plan may change as additional information is obtained. Moreover, we may not be able to dispose of the remaining real estate pursuant to the 2024 Plan or obtain the expected proceeds in a timely manner. The 2024 Plan may not achieve its intended outcomes. Any failure to achieve the intended outcomes could materially adversely affect our business, financial condition, results of operations, cash flows, and liquidity.
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
In recent years, the U..S. mattress market has become increasingly bifurcated. High volume imports have dominated online sales and pressured opening and mid-tier price points for traditional domestic OEMs. Additionally, some mattress manufacturers and retailers have faced financial stress as overall consumer demand for mattresses has declined. In the near-term, the domestic mattress industry is expected to continue to experience some level of volatility resulting from industry bankruptcies, consolidations, and import pressure.
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
Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Steel costs modestly declined throughout 2024 as U.S. steel markets continued to face soft demand and increased foreign competition. In early 2025, steel costs increased versus the end of 2024 largely due to higher demand and, in early April 2025, costs continued to increase due to recently implemented tariffs reducing foreign competition. Steel costs in the third quarter of 2025 modestly increased sequentially versus those costs in the second quarter of 2025, but increased significantly versus the third quarter of 2024.

As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Steel rod and steel scrap costs both declined modestly during 2024, leading to metal margin compression. In the first quarter of 2025, metal margins expanded sequentially but were lower year over year. Second and third quarter average metal margins have continued to grow on both a sequential and year-over-year basis.
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. Average costs in the first three quarters of 2025 were in line with 2024 average costs.
Our other raw materials include woven and nonwoven fabrics. When we have experienced changes in the costs of these materials, we generally have been able to pass them through to our customers. In order to mitigate exposure under recently announced tariffs, our Textile business has proactively been sourcing the majority of these materials from outside of China. We are well positioned to serve customers that may face supply disruption from their existing vendors.
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
We manufacture innersprings for mattresses, finished mattresses, and steel rod wire (used internally and sold to third parties). Our operations have been impacted by several trade proceedings involving unfair pricing and foreign subsidies.
Anti-Dumping and Countervailing Orders on Innerspring Imports. In 2025, the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) determined that the revocation of certain mattress innerspring orders would likely lead to the continuation or reoccurrence of material injury and dumping of uncovered innersprings from China, Vietnam, and South Africa. Consequently, the antidumping duty orders on innerspring imports from these countries, with duties ranging from 116% to 234%, were extended for an additional five years through April 2030.
Anti-Dumping and Countervailing Orders on Mattress Imports. In 2025, the DOC and the ITC completed sunset reviews of existing antidumping duty orders on finished mattresses from China. The DOC and ITC determined that revocation of the 2019 antidumping duty order on mattresses from China would likely lead to continued or recurring material injury and dumping. As a result, the DOC extended the order, and duties of up to 1,732% on mattresses from China will remain in effect through May 2030.
In March 2020, the Company, along with other companies, filed petitions with the DOC and ITC alleging that manufacturers of mattresses in seven countries (Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam) were selling mattresses in the United States at less than fair value, and that manufacturers in China were receiving unfair subsidies. These petitions resulted in the imposition of antidumping and countervailing duty orders, which are scheduled to remain in effect through May 2026. A sunset review will be conducted at that time to determine whether to extend the orders for an additional five years. Following appeals filed with the U.S. Court of International Trade (CIT), the CIT upheld the ITC’s unanimous injury determination. However, the DOC revoked the antidumping duty order on mattresses from Indonesia. In response, the Company filed an appeal with the U.S. Court of Appeals for the Federal Circuit in April 2025, challenging that decision.
In July 2023, the Company, along with other companies, filed petitions with the DOC and ITC alleging that manufacturers of mattresses in twelve additional countries (Bosnia and Herzegovina, Bulgaria, Burma, India, Italy, Kosovo, Mexico, the Philippines, Poland, Slovenia, Spain, and Taiwan) were selling their mattresses in the United States at less than fair value, and that manufacturers in Indonesia were receiving unfair subsidies. Final dumping determinations for eight countries were issued in May 2024, followed by the ITC’s final injury determination in June 2024. These orders are scheduled for sunset review in June 2029. For the remaining countries, the DOC issued final determinations in July 2024, and the ITC issued its final injury determination in September 2024. Although the case is resolved with respect to duties and injury findings, an importer has filed an appeal challenging the ITC’s critical circumstances determination, which imposed retroactive duties. That appeal remains pending. A sunset review of these orders is scheduled for September 2029.
Anti-Dumping and Countervailing Orders on Steel Wire Rod Imports. Sunset reviews by the ITC are currently being conducted on imports of steel rod wire from Brazil, Indonesia, Mexico, Moldova and Trinidad & Tobago. The current anti-dumping and countervailing duty orders range from 3% to 369%. If the ITC and DOC rule favorably, the duties will be extended another five years. Also, through August 2030, imports of steel wire rod from China are covered by antidumping and countervailing duties ranging from 106% to 193%. Additionally, through August 2028, antidumping and countervailing duty orders are in place on steel wire rod from Belarus, Italy, Korea, Russia, South Africa, Spain, Turkey, Ukraine, United Arab Emirates, and the United Kingdom ranging from less than 1% to 757%.
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
Strategic Initiatives
In addition to the sale of the Aerospace Products Group, we completed the sale of a small Work Furniture operation in the second quarter. We continuously evaluate the market attractiveness and competitive position of all our businesses and assess opportunities for profitable, long-term growth.
In addition, within our Bedding Products segment, we have begun exploring alternative sales channels, including private-label initiatives, to expand our market position, increase profitability, and drive growth.
Insurance Gain
In the third quarter of 2025, a fire damaged and destroyed equipment and machinery that had been stored in a leased location for the Bedding Products segment. Insurance proceeds of $25 million were received during the third quarter as an advance payment on the claim, resulting in a net $13 million gain. The claim is still being assessed and is subject to review and approval from our insurance carriers that may materially change the eventual outcome of the claim, including the timing and amount of additional proceeds received. However, we currently expect to receive additional cash proceeds and record an additional net gain of $10 million to $30 million in multiple payments over the next 12 months.

Termination of Pension Plan
In September 2024, the Company approved the merger of two of our domestic defined benefit pension plans and the termination of the resulting merged plan effective December 31, 2024. Participants in the plan have stopped earning benefits. All regulatory requirements were satisfied during the second quarter of 2025, and the distribution of plan assets and settlement of benefit obligations are expected to occur during the fourth quarter of 2025. Upon completion, we expect to recognize an estimated pretax pension settlement charge (a non-cash charge for the recognition of pretax actuarial losses in Accumulated Other Comprehensive Loss) of approximately $20 million to $25 million and an estimated cash contribution of approximately $10 million to $15 million. However, these estimates are subject to change and will depend on various factors.
RESULTS OF OPERATIONS
Discussion of Consolidated Results
Third Quarter:
Trade sales were $1,036 million in the current quarter, a 6% decrease versus the third quarter 2024. Organic sales decreased 4%. Volume was down 6%, primarily from continued soft demand in residential end markets, Automotive and Hydraulic Cylinders. These declines were partially offset by growth in Textiles and Work Furniture. Raw material-related selling price increases and currency benefit increased sales 2%. Divestitures of the Aerospace Products Group and small operations in Bedding and Work Furniture reduced sales 2%.
EBIT increased $93 million to $171 million. The increase includes an $87 million gain from the Aerospace Products Group divestiture, a gain from net insurance proceeds related to a storage facility fire in the Bedding Products segment, restructuring benefit, reduced restructuring charges, and metal margin expansion in trade rod, partially offset by lower real estate gains and lower volume.
EPS increased to $.91 in the current quarter, versus $.33 in the third quarter of 2024. The increase primarily reflects higher EBIT as discussed above. EPS was also impacted by net interest benefit and income tax expense impacts discussed below.
Nine Months:
Trade sales were $3,117 million in the first nine months of 2025, a 6% decrease versus the same period last year. Organic sales decreased 6%. Volume was down 6%, primarily from continued weak demand in residential end markets, demand softness in Automotive and Hydraulic Cylinders, restructuring-related sales attrition, and the expected exit of a customer in Specialty Foam. These declines were partially offset by higher trade rod and wire sales and growth in Textiles and Work Furniture. Raw material-related selling price decreases and currency impact increased sales less than 1%. Divestitures of the Aerospace Products Group and small operations in Bedding and Work Furniture reduced sales less than 1%.
EBIT increased $798 million to $324 million, primarily from the non-recurrence of a $675 million non-cash goodwill impairment charge, an $87 million gain from the Aerospace Products Group divestiture, restructuring benefit, metal margin expansion, lower restructuring costs, a gain from net insurance proceeds related to a storage facility fire in the Bedding Products segment, disciplined cost management, and the non-recurrence of CEO transition compensation costs. These increases were partially offset by lower volume, lower real estate gains, and the non-recurrence of a gain on net insurance proceeds from tornado damage.
EPS increased to $1.51 for the first nine months of 2025, versus ($3.83) in the same period of 2024. The increase primarily reflects higher EBIT as discussed above. EPS was also impacted by net interest benefit and income tax expense impacts discussed below.
Net Interest Expense and Income Taxes
2025 net interest expense was $7 million and $3 million lower than the nine and three months ended September 30, 2024 primarily due to lower average net debt levels in 2025 versus 2024.
Our worldwide effective tax rate was 18% for the third quarter of 2025, compared to 22% for the same quarter last year. While the U.S. statutory federal income tax rate was 21% in both years, impacts associated with our foreign operations including foreign withholding taxes, foreign rate differentials, and Global Intangible Low-Taxed Income, added 4% to our tax rate in both years. Our rate in 2025 has been favorably impacted by 11% due to beneficial tax impacts from the Aerospace Products Group divestiture (see Note O to the Consolidated Condensed Financial Statements on page 24), which was partially offset by an increase of 2% related to the enactment of Public Law 119-21 in the quarter (discussed below) and by another 2% related to other less significant items. Our rate in 2024 was reduced by 3% due to a combination of changes in estimates related to tax filings and from other less significant items.
For the full year, we are anticipating an effective tax rate of approximately 22%, including the impact of discrete tax items that we expect to occur from quarter to quarter. We utilize prudent tax planning strategies for opportunities to optimize our tax rate, but other factors, such as our overall profitability, the mix and level of earnings among jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits, and the effect of tax law changes can also influence our rate.
On July 4, 2025, President Trump signed Public Law 119-21, also known as the “One Big Beautiful Bill,” which includes changes to the U.S. corporate income tax system, such as modifications to the limitation on interest deductibility, the reinstatement of 100% bonus depreciation, and the allowable immediate expensing of qualifying research and experimentation expenses, which resulted in a 2% increase in our effective tax rate for the third quarter of 2025. In addition, other U.S. corporate tax changes embodied in the legislation, including certain modifications to the international tax system, will be effective for the Company in 2026, but we do not expect these to have a material impact on our financial statements.

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

Trade Sales (Dollar amounts in millions)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Change in Trade Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$402.5	$445.5	$(43.0)	(9.7%)	(9.1%)
Specialized Products	277.5	299.9	(22.4)	(7.5)	(2.0)
Furniture, Flooring & Textile Products	356.4	356.3	.1	—	(.5)
Total trade sales	$1,036.4	$1,101.7	$(65.3)	(5.9%)	4.1%

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Bedding Products	$36.4	$25.5	$10.9	42.7%	9.0%	5.7%
Specialized Products	112.9	24.8	88.1	355.2	40.7	8.3
Furniture, Flooring & Textile Products	22.0	27.4	(5.4)	(19.7)	6.2	7.7
Intersegment eliminations and other	(.2)	—	(.2)
Total EBIT [2]	$171.1	$77.7	$93.4	120.2%	16.5%	7.1%

Depreciation and Amortization (Dollar amounts in millions)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Bedding Products	$13.2	$14.8
Specialized Products	7.9	11.0
Furniture, Flooring & Textile Products	4.4	5.4
Unallocated [3]	3.9	5.2
Total depreciation and amortization	$29.4	$36.4
1 This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the respective segment discussion below for a reconciliation of the change in total segment trade sales to organic sales.
2 Total three months ended September 30, 2025 EBIT of $171.1 million less interest expense net of interest income of $16.7 million and income tax of $27.2 million equals three months ended September 30, 2025 Net earnings (loss) of $127.2 million. Total three months ended September 30, 2024 EBIT of $77.7 million less interest expense net of interest income of $20.0 million and income tax of $12.8 million equals three months ended September 30, 2024 Net earnings (loss) of $44.9 million.
3 Unallocated consists primarily of depreciation and amortization of non-operating assets.
Bedding Products
Trade sales decreased $43 million, or 10%. Organic sales decreased 9%. Volume decreased 13%, primarily due to customer weakness and retailer merchandising changes in Adjustable Bed and Specialty Foam, lower trade rod sales, and restructuring-related sales attrition. Raw material-related selling price increases and currency benefit increased sales 4%. Divestiture of a small U.S. machinery business that was part of the 2024 Plan reduced sales 1%.
EBIT increased $11 million, primarily from $13 million gain on net insurance proceeds related to a storage facility fire, metal margin expansion in trade rod, and reduced restructuring costs, partially offset by reduced volume and a lower gain on the sale of real estate.
Specialized Products
Trade sales decreased $22 million, or 7%. Organic sales decreased 2% and volume decreased 4%, with declines in Automotive and Hydraulic Cylinders. Raw material-related selling price increases and currency benefit added 2% to sales. The divestiture of the Aerospace Products Group reduced sales 5%.
EBIT increased $88 million, primarily from an $87 million gain from the Aerospace Products Group divestiture, reduced restructuring charges, and restructuring benefit, partially offset by lower volume and earnings associated with the divested Aerospace Products Group.
Furniture, Flooring & Textile Products
Trade sales and organic sales remained flat. Volume increased 1% from growth in Textiles and Work Furniture, partially offset by declines in Home Furniture and Flooring. Raw material-related selling price decreases, net of currency benefit, reduced sales 1%. Divestiture of a small Work Furniture operation reduced sales less than 1%.
EBIT decreased $5 million, primarily from pricing adjustments, particularly in Flooring and Textiles, and other smaller items.

Nine Months:
A description of the products included in each segment, along with segment financial data, appears in Note C to the Consolidated Condensed Financial Statements on page 10. A summary of segment results is shown in the following tables. We use EBIT to assess operational performance, and it is useful to investors as it aids in understanding of underlying operational profitability.

Trade Sales (Dollar amounts in millions)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Change in Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$1,184.6	$1,331.5	$(146.9)	(11.0%)	(10.4%)
Specialized Products	881.7	935.4	(53.7)	(5.7)	(4.0)
Furniture, Flooring & Textile Products	1,050.2	1,060.3	(10.1)	(1.0)	(.8)
Total trade sales	$3,116.5	$3,327.2	$(210.7)	(6.3%)	(5.6%)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Bedding Products	$73.2	$(550.6)	$623.8	113.3%	6.2%	(41.4%)
Specialized Products	180.0	39.0	141.0	361.5	20.4	4.2
Furniture, Flooring & Textile Products	71.2	41.6	29.6	71.2	6.8	3.9
Intersegment eliminations and other	—	(3.6)	3.6
Total EBIT [2]	$324.4	$(473.6)	$798.0	168.5%	10.4%	(14.2%)

Depreciation and Amortization (Dollar amounts in millions)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Bedding Products	$39.5	$43.7
Specialized Products	26.5	31.4
Furniture, Flooring & Textile Products	13.9	16.2
Unallocated [3]	10.8	10.6
Total depreciation and amortization	$90.7	$101.9
1This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the respective segment discussion below for a reconciliation of the change in total segment trade sales to organic sales.
2Total nine months ended September 30, 2025 EBIT of $324.4 million less interest expense net of interest income of $53.2 million and income tax of $60.9 million equals nine months ended September 30, 2025 Net earnings (loss) of $210.3 million. Total nine months ended September 30, 2024 EBIT of ($473.6) million less interest expense net of interest income of $60.6 million and income tax of ($8.6) million equals nine months ended September 30, 2024 Net earnings (loss) of ($525.6) million.
3Unallocated consists primarily of depreciation and amortization of non-operating assets.
Bedding Products
Trade sales decreased $147 million, or 11%. Organic sales decreased 10%. Volume decreased 12%, due to demand softness in U.S. and European bedding markets, retailer merchandising changes in Adjustable Bed and Specialty Foam, the expected loss of a customer in Specialty Foam, and restructuring-related sales attrition. Raw material-related price increases and currency benefit added 2% to sales. The divestiture of a small U.S. machinery business that was part of the 2024 Plan reduced sales 1%.

EBIT increased $624 million, primarily from the non-recurrence of a $587 million non-cash goodwill impairment charge, metal margin expansion, lower restructuring charges, and gain on net insurance proceeds related to a storage facility fire. These increases were partially offset by lower volume.
Specialized Products
Trade sales decreased $54 million, or 6%. Organic sales decreased 4%. Volume decreased 5% due to declines in Automotive and Hydraulic Cylinders, partially offset by growth in Aerospace Products Group before the divestiture. Raw material-related price increases, net of currency impact, added 1% to sales. The divestiture of Aerospace Products Group on August 29, 2025 reduced sales 2%.
EBIT increased $141 million, primarily from the gain on the sale of Aerospace Products Group of $87 million, the non-recurrence of a $44 million non-cash goodwill impairment charge, disciplined cost management, restructuring benefit, lower depreciation and amortization due to Aerospace Products Group meeting held-for-sale criteria, and gain from the sale of real estate. These increases were partially offset by lower volume, the non-recurrence of benefit from a reduction to a contingent purchase price liability associated with a prior year acquisition, and lower earnings associated with the divested Aerospace Products Group.
Furniture, Flooring & Textile Products
Trade sales decreased $10 million, or 1%. Organic sales decreased 1%. Volume increased 1% with growth in Textiles and Work Furniture partially offset by declines in Home Furniture and Flooring. Raw material-related selling price decreases, net of currency benefit, reduced sales 2%. Divestiture of a small Work Furniture operation reduced sales less than 1%.
EBIT increased $30 million, primarily from the non-recurrence of a $44 million non-cash goodwill impairment charge, gain from the sale of real estate, restructuring benefit, and lower restructuring costs. These increases were partially offset by pricing adjustments, the non-recurrence of a gain on net insurance proceeds from tornado damage, and other smaller items.
LIQUIDITY AND CAPITALIZATION
Liquidity
Sources of Cash
Cash on Hand
At September 30, 2025, we had cash and cash equivalents of $461 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations.
If we were to bring back immediately all our foreign cash to the United States in the form of dividends, we would pay foreign withholding taxes of approximately $22 million. Due to capital requirements in various jurisdictions, approximately $54 million of this cash was inaccessible for repatriation at September 30, 2025. Inaccessible cash balances can fluctuate from quarter to quarter based on the amount of foreign distributable profits available and the variability of our foreign cash balances.
Cash from Operations
The primary source of funds for our short-term cash requirements is our cash generated from operating activities. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the nine months ended September 30, 2025 was $217 million, up $33 million from the same period last year, primarily driven by working capital improvements.

We closely monitor our working capital levels and ended the quarter with adjusted working capital at 12.1% of annualized trade sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities, and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed in Cash on Hand above, substantially all of these cash and cash equivalents are held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Dollar amounts in millions)	September 30, 2025	December 31, 2024
Current assets	$1,708.8	$1,690.5
Current liabilities	794.1	846.4
Working capital	914.7	844.1
Less: Cash and cash equivalents included in current assets	460.7	350.2
Add: Current debt maturities and current portion of operating lease liabilities included in current liabilities	47.7	54.7
Adjusted working capital	$501.7	$548.6
Annualized trade sales [1]	$4,145.6	$4,225.6
Working capital as a percent of annualized trade sales	22.1%	20.0%
Adjusted working capital as a percent of annualized trade sales	12.1%	13.0%
1 Annualized trade sales is the respective quarter's trade sales multiplied by 4 (third quarter 2025 and fourth quarter 2024 trade sales were $1,036.4 million and $1,056.4 million, respectively). We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.
Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	September 30, 2025	December 31, 2024	September 30, 2024		September 30, 2025	December 31, 2024	September 30, 2024
Trade Receivables	$536.1	$503.0	$583.9	DSO [1]	48	44	49

Inventories	$634.0	$722.6	$754.4	DIO [2]	69	77	77

Accounts Payable	$485.3	$497.7	$516.0	DPO [3]	53	52	53

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
On August 29, 2025, we divested our Aerospace Products Group, as discussed in Note O to the Consolidated Condensed Financial Statements on page 24. Due to the divestiture, trade receivables decreased $23 million, inventories decreased $68 million, and accounts payable decreased $15 million. As a result, our DSO and DPO decreased by approximately two days and DIO decreased by seven days due to the long lead times typical in the aerospace industry.
Trade Receivables - Our trade receivables and DSO increased at September 30, 2025 compared to December 31, 2024 primarily due to volume increases in our Textile business, timing of collections, and currency. These were partially offset by the Aerospace Products Group divestiture. Trade receivables and DSO decreased compared to September 30, 2024 due to the Aerospace Products Group divestiture, restructuring plan impacts, and demand softness.
We recorded bad debt expense of $5 million and $9 million during the first nine months of 2025 and 2024, respectively. Weak demand and changing market dynamics have created disruption and financial instability for some of our customers, particularly in the Bedding Products segment. Recently, we have seen slower payment trends among certain customers, and we are actively managing and maintaining close oversight of these receivables. We monitor our receivables closely and make reserve decisions based upon individual customer risk reviews, aging of customer accounts, historical loss experience, and general macroeconomic and industry trends that could impact the expected collectability of all customers or pools of customers with similar risk.
Inventories - Our inventories and DIO decreased at September 30, 2025 compared to both December 31, 2024 and September 30, 2024 due to the Aerospace Products Group divestiture and inventory reductions to align with demand softness, partially offset by currency.
We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also monitor potential inventory implications for customers experiencing financial challenges which may impact their ability to take delivery of previously ordered inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. Inventory write-downs for the first nine months of 2025 were $11 million versus $25 million in the first nine months of 2024.
Accounts Payable - Our accounts payable decreased compared to both December 31, 2024 and September 30, 2024 primarily due to the Aerospace Products Group divestiture, demand softness, and timing of payments, partially offset by currency impacts. DPO was relatively flat compared to both December 31, 2024 and September 30, 2024. We continue to look for ways to establish and maintain favorable payment terms through purchasing synergies and also utilize third-party services that offer flexibility to our vendors, which, in turn, helps us manage our DPO as discussed below.
Accounts Receivable and Accounts Payable Programs - We participate in trade receivables sales programs in combination with certain customers and third-party banking institutions. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. We had approximately $40 and $45 million of trade receivables that were sold and removed from our balance sheets at September 30, 2025 and December 31, 2024, respectively. These sales reduced our quarterly DSO by roughly three days at September 30, 2025 and four days at December 31, 2024. Activities in these programs decreased year-to-date operating cash flow by approximately $5 million for the nine months ended September 30, 2025.
For accounts payable, we have historically looked for ways to optimize payment terms through utilizing third-party programs that allow our suppliers to be paid earlier at a discount. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. While we continue to make payments based on our customary terms, a supplier can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. As such, there is no direct impact on our DPO, accounts payable, operating cash flows, or liquidity. The accounts payable settled through the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $105 million and $120 million at September 30, 2025 and December 31, 2024, respectively.
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
Mexico Value-Added Taxes (VAT) Recoverable - We are subject to VAT in various jurisdictions. Where we are entitled to a refund of the VAT we have paid, we submit claims to the government authorities and establish receivables for these claims. As of December 31, 2024, we had outstanding Mexico VAT receivables of $36 million, primarily due to delays in processing refunds by the local tax authorities. Refunds received in the first nine months of 2025 reduced this receivable to $2 million at September 30, 2025. To mitigate the impact of future VAT outflows in Mexico, we obtained a temporary tax exemption for one of our primary Mexico entities, thereby improving cash flow and reducing the need to submit refund claims.
Commercial Paper Program
Another source of funds for our short-term cash requirements is our $1.0 billion commercial paper program. We had $513 million available for borrowing as of September 30, 2025. In conjunction with the credit facility amendment in late July as discussed below, the authorized amount of commercial paper that can be issued was reduced from $1.2 billion to $1.0 billion. For more information regarding the borrowing capacity under our commercial paper program, see Commercial Paper Program on page 43.
Credit Facility
Our credit facility is a multi-currency facility providing us with the ability, from time to time, to borrow, repay, and re-borrow up to $1.0 billion, subject to financial covenants, until the maturity date, at which time our ability to borrow under the facility will terminate. The credit facility serves as a back-up for our commercial paper program, is subject to covenants restricting our borrowing capacity, and matures in July 2030. Currently, there are no borrowings under the credit facility. For more information on our credit facility, see Credit Facility on page 44.
Capital Markets
Our cost of borrowing and ability to access the capital markets are affected by market conditions and the credit ratings assigned to our debt. While we believe that we have the ability to raise debt in the capital markets which acts as a source of funding of long-term cash requirements, a downgrade of our credit rating could limit our access to the capital markets and result in increased borrowing costs. Currently, we have $1.5 billion of total debt outstanding in equal tranches maturing in 2027, 2029, and 2051. For more information, please see Long-Term Debt (including Current Maturities) on page 44.
Uses of Cash
We reduced debt using a combination of net proceeds from the Aerospace Products Group divestiture and cash generated by operations. In the near term, we anticipate applying most of our cash flow from operations to reduce net debt, while also considering other uses such as small strategic acquisitions and share repurchases. In the longer term, we expect to use cash to grow our business, both organically and through strategic acquisitions, while also returning cash to shareholders through a combination of dividends and share buybacks.

Capital Expenditures
We are making investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We also expect to make future investments to replace equipment destroyed in the July 2025 Bedding Products storage facility fire.
We expect lower capital expenditures of $60-$70 million in 2025. We have spent $38 million as of September 30, 2025. For the periods covered, our employee incentive plans emphasized returns on capital, including capital expenditures and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.
Acquisitions
We seek strategic acquisitions that complement our current products and capabilities.
We did not acquire any businesses in the first nine months of 2025. For the full year 2025, we currently expect acquisition activity to be minimal.
Dividends
In the third quarter of 2025, we declared a quarterly dividend of $.05 per share, consistent with the quarterly dividend declared in the third quarter of 2024. We paid $7 million in each of the third quarters of 2025 and 2024 for the quarterly dividend declared in the second quarter of each year.
Stock Repurchases
During the third quarter of 2025, there were no material share repurchases and we issued .1 million shares through employee benefit plans. For the first nine months of 2025, we repurchased .2 million shares of our stock (at an average price of $9.80) and issued 1.3 million shares through employee benefit plans.
We have been authorized by the Board to repurchase up to 10 million shares each calendar year, but we have established no specific repurchase commitment or timetable. The amount of future repurchases is dependent upon the price of the stock, the amount of discretionary cash flow generated by the Company, alternative uses for the cash (including organic growth opportunities, stock repurchases and acquisitions) and other factors. We expect stock repurchases to be minimal for the remainder of 2025.
Short-Term and Long-Term Cash Requirements
In addition to the expected uses of cash discussed above, we have various material short-term (12 months or less) and long-term (more than 12 months) cash requirements. There have been no material changes in the third quarter of 2025 to our short-term or long-term cash requirements as previously reported in our cash requirements table on page 55 of our Form 10-K filed February 26, 2025 other than the repayment of $368 million of commercial paper. We expect to have adequate liquidity to meet our short-term and long-term cash requirements.

Capitalization
Capitalization Table
This table presents key debt and capitalization statistics for the periods presented:

(Dollar amounts in millions)	September 30, 2025	December 31, 2024
Total debt excluding credit facility/commercial paper	$1,497.2	$1,496.1
Less: Current maturities of long-term debt and short-term debt	1.4	1.3
Scheduled maturities of long-term debt	1,495.8	1,494.8
Average interest rates [1]	3.8%	3.8%
Average maturities in years [1]	10.6	11.4
Credit facility/commercial paper [2]	—	368.0
Weighted average interest rate on period-end balance outstanding	—%	5.1%
Average interest rate during the period (2025-three months; 2024-twelve months)	4.9%	5.6%
Total long-term debt	1,495.8	1,862.8
Deferred income taxes and other liabilities	262.7	262.2
Total equity	972.4	690.2
Total capitalization	$2,730.9	$2,815.2
Unused committed credit: [2]
Long-term	$1,000.0	$832.0
Short-term	—	—
Total unused committed credit	$1,000.0	$832.0

Cash and cash equivalents	$460.7	$350.2

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year-end 2024 and at the end of the third quarter of 2025, had a total authorized program amount of $1.2 billion and $1.0 billion, respectively. However, our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Commercial Paper Program below and Credit Facility on page 44 for more details about our borrowing capacity at September 30, 2025.

Commercial Paper Program
Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	September 30, 2025	December 31, 2024
Total authorized program	$1,000.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	—	368.0
Letters of credit issued under the credit agreement	—	—
Amount limited by restrictive covenants of credit facility [1]	486.7	388.8
Total program available	$513.3	$443.2

[1]
Our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Credit Facility on page 44 for more details about our borrowing capacity at September 30, 2025.

The average and maximum amounts of commercial paper outstanding during the third quarter of 2025 were $235 million and $338 million, respectively. At quarter end, we had no letters of credit outstanding under the credit facility, but we had issued $92 million of stand-by letters of credit under other bank agreements to take advantage of better pricing.
Over the long term, and subject to our credit ratings, market conditions, capital needs, and alternative capital market opportunities, we generally expect to maintain the indebtedness under the commercial paper program by continuously repaying and reissuing the commercial paper notes. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our amended revolving credit facility maturing in July 2030 discussed below in Credit Facility.
The Company has multiple credit rating agencies that provide ratings of our short- and long-term debt. One of our credit ratings agencies recently lowered our ratings. As such, we are currently evaluating the degree to which we have access to the commercial paper market. Our current ratings (and if ratings are lowered further) could adversely affect our borrowing capacity and our financial arrangements, including access to the commercial paper market, our lending agreements, and supply chain financing arrangements. If we are unable to meet our short-term borrowing needs in the commercial paper market, we may rely more heavily on bank debt to fund short-term working capital needs at higher interest costs.
Credit Facility
We amended our Credit Agreement in July 2025. Our credit facility is a multi-currency facility maturing in July 2030, providing us with the ability, from time to time, to borrow, repay, and re-borrow up to $1.0 billion, subject to certain restrictive covenants and customary conditions. Prior to the amendment, the maturity date was September 2026 and our authorized amount was $1.2 billion. The credit facility serves as back-up for our commercial paper borrowing. However, if we are unable to access the commercial paper market, we may borrow directly under the Credit Agreement. Capitalized terms used in this section but not defined herein have the meanings set forth in the Credit Agreement.
Our credit facility contains restrictive covenants, which include: (a) a Leverage Ratio requiring us to maintain, as of the last day of each fiscal quarter, (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters most recently ended on or prior to such date, such ratio not being greater than 3.50 to 1.00; provided however, subject to certain limitations, if we make a Material Acquisition, at our election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) a limitation of the amount of total secured obligations to 15% of our total consolidated assets; and (c) a limitation on our ability to sell, lease, transfer, or dispose of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization Transaction, products sold in the ordinary course of business and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time. We were in compliance with all of our debt covenants at the end of third quarter 2025. For more information about long-term debt, please see Note J on page 101 of the Notes to Consolidated Financial Statements in our Form 10-K filed February 26, 2025.
At September 30, 2025, we had no commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month Consolidated EBITDA, Unrestricted Cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month Consolidated EBITDA, Unrestricted Cash, leverage ratio covenant of 3.50 to 1.00, and debt levels at September 30, 2025, our borrowing capacity under the credit facility was $513 million. However, this may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our Consolidated EBITDA, Unrestricted Cash, and debt levels.
Long-Term Debt (including Current Maturities)
Currently, we have $1.5 billion of total debt outstanding in equal tranches maturing in 2027, 2029, and 2051. Given that we have no commercial paper borrowings at quarter end, we expect to realize lower interest expense for the remainder of 2025. For more details on long-term debt, please refer to Note J on page 101 of the Notes to Consolidated Financial Statements in our Form 10-K filed February 26, 2025.

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
Critical accounting estimates are those that are: (a) subject to uncertainty and change and (b) of material impact to our financial statements. There were no newly identified critical accounting policies or estimates in the first nine months of 2025, and there have been no material changes to our critical accounting policies and estimates as previously disclosed beginning on page 58 in our Form 10-K filed February 26, 2025.
CONTINGENCIES
Litigation
Litigation Contingencies
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded an immaterial aggregate litigation contingency accrual at September 30, 2025 (which does not include accrued expenses related to employment, workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of accruals for litigation contingencies are estimated to be $16 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $16 million referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows. Also, we could be subject to future litigation of various types that could negatively impact our financial condition, results of operations, and cash flows. For more information regarding our litigation contingencies, see Item 1 Legal Proceedings on page 50 and Note P Contingencies on page 24 of the Notes to Consolidated Condensed Financial Statements.
Chinese Tax Authority Reviews
China has recently intensified its review of tax compliance among foreign enterprises. We underwent reviews in 2023 and 2024 resulting in no material assessments, while in 2025, we have seen an increased number of these reviews initiated by various Chinese tax authorities. One has been favorably resolved with no assessment, while others are ongoing. If the remainder are not resolved favorably to the Company, they could have a material negative effect on our results of operations or financial condition.
Climate Change
Transition Risks
Change in Laws, Regulations, and Policies. Climate change, attributed to increased greenhouse gas (GHG) emissions, including carbon dioxide, has led to significant legislative and regulatory efforts to limit such emissions. At September 30, 2025, we had approximately 110 production facilities in 18 countries, primarily located in North America, Europe, and Asia. We also maintain a fleet of semi-trucks that emit GHG. Certain transition risks, or risks related to the process of reducing our carbon footprint, could materially affect our business, capital expenditures, results of operations, financial condition, competitive position, and reputation. One transition risk is the change in laws, regulations, and policies that could impose significant operational and compliance burdens. Also, if our customers incur additional costs to comply with such laws, regulations, and policies, impacting their ability to operate at the same or similar levels, the demand for our products could be adversely affected. Inconsistent climate legislation in jurisdictions where we operate creates economic and regulatory uncertainty and could increase our costs if such laws, regulations, or policies impose significant operational restrictions and compliance requirements on us. Non-compliance with such laws, regulations, and policies could also negatively impact our reputation. To date, however, we have not experienced a material impact from these legislative and regulatory efforts.
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
Driven in part by climate change legislation, the global automotive industry has experienced a rapid acceleration in the transition from internal combustion engine vehicles to electric vehicles (EVs). According to the International Energy Agency, EVs are expected to represent more than 25% of all new car sales worldwide in 2025. China has emerged as a global leader in EV adoption, with Chinese EV manufacturers gaining market share at the expense of our multinational automotive OEM customer base. This shift has intensified competitive pressures across traditional automotive supply chains and has begun to impact our market share, particularly in regions where Chinese EV manufacturers have seen success in competing on price. If our multinational automotive OEM customers are unable to compete effectively with the Chinese EV manufacturers, their market share could continue to be further reduced, which could negatively impact the demand for our Automotive products.
Physical Climate Change Risks
Direct Physical Effects. The acute and chronic physical effects of severe weather-related events, natural disasters, and/or significant climate pattern changes could increasingly adversely impact our business and customers. As of September 30, 2025, we had approximately 110 manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2024, our largest customer represented less than 8% of our sales, and our customers were located in approximately 100 countries. Although our diverse geographical manufacturing footprint and our broad geographical customer base mitigates the potential risks of any local or regional severe weather-related event having a material effect on our operations and results, the increased frequency and severity of such weather-related events could damage our physical assets, local infrastructure, transportation systems, water delivery systems, and our customers' or suppliers' operations, and disrupt our manufacturing operations (including our steel rod mill and wire drawing mills), all of which could harm our business, results of operations, and financial condition.
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
Our baseline measurement will inform a long-term GHG emissions reduction strategy, including setting reduction goals and other key performance areas. Our key initiatives for 2025 and 2026 include: developing our emissions reduction pathways to reduce GHG emissions, undertaking our first Scope 3 emissions inventory, assessing where emission reduction opportunities lie within our value chain, and preparing for and complying with new reporting requirements. We expect to set an emissions reduction goal by the end of 2025 or in early 2026. Our ability to achieve any stated goal is subject to numerous factors and conditions, many of which are outside of our control, including but not limited to, evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, and the pace of changes in available materials and technology. We are currently evaluating our capital expenditures or operating costs that may be required to implement our GHG emissions reduction strategy. However, we do not expect that such capital expenditures or operating costs will be material to our financial condition or results of operations.
Our GHG emissions reduction strategy will continue to evolve, and we expect to share more specific information by the end of 2025 or in early 2026, in conjunction with our emissions reduction target. For information regarding our GHG emissions goals, please see our Sustainability Progress Report, as well as any related addendum or supplement available at www.leggett.com/sustainability. Neither our Sustainability Progress Report, any related addendum or supplement, nor the Leggett website, constitute part of this Quarterly Report on Form 10-Q.
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
Although we have purchased broad form cyber insurance coverage and strive to provide a balanced level of cybersecurity protections, cybersecurity risk has increased due to remote access and increased sophistication of cybersecurity adversaries, as well as the increased frequency of cybersecurity attacks. As such, information technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure or alterations of confidential information and disruptions to the systems of our third-party suppliers and providers. We cannot be certain that the attacker’s capabilities will not compromise our cybersecurity defenses surrounding our information systems or bypass our detection capabilities, including those resulting from ransomware attached to our industrial control systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur material remediation costs and cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, material litigation costs, and increases in insurance premiums, reputational damage, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value. We may also be required to devote significant management resources and expend significant additional resources to address problems created by any such interruption, damage, or failure.
NEW ACCOUNTING STANDARDS
The FASB has issued accounting guidance effective for current and future periods. See Note A Interim Presentation to the Consolidated Condensed Financial Statements on page 9 for a more complete discussion.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $180.0 million less than carrying value of $1,489.6 million at September 30, 2025 and approximately $245.0 million less than carrying value of $1,488.3 million at December 31, 2024. The fair value of fixed rate debt was based on quoted market prices in an active market. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and it can vary based on operating cycles and currency rate fluctuations. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $1,269.5 million at September 30, 2025 compared to $1,022.8 million at December 31, 2024.
Derivative Financial Instruments
We are subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, we utilize derivative instruments (individually or in combinations) to reduce or eliminate these risks. We seek to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is our policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note A Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 26, 2025 and Note N Derivative Financial Instruments beginning on page 23 of the Notes to Consolidated Condensed Financial Statements and is incorporated by reference into this section.
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

Item 4. Controls and Procedures.
EFFECTIVENESS OF COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES
An evaluation as of September 30, 2025 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of September 30, 2025, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN THE COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The information in Note P Contingencies beginning on page 24 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. Reference is made to Item 3. Legal Proceedings and Note T Contingencies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 26, 2025, Item 1. Legal Proceedings and Note M Contingencies in the Notes to Consolidated Condensed Financial Statements in our Form 10-Q filed May 7, 2025, and Item 1. Legal Proceedings and Note O Contingencies in our Notes to the Consolidated Condensed Financial Statements in our Form 10-Q filed August 7, 2025.
MATTRESS ANTIDUMPING MATTERS

Anti-Dumping and Countervailing Order Petitions Regarding Mattresses from China, Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam. On March 31, 2020, the Company, along with Brooklyn Bedding LLC, Corsicana Mattress Company, Elite Comfort Solutions (a Leggett subsidiary), FXI, Inc., Innocor, Inc., Kolcraft Enterprises, Inc., and two labor unions—the International Brotherhood of Teamsters and the United Steelworkers (collectively, the “2020 Petitioners”)—filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC). The petitions alleged that mattress manufacturers in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were selling products in the United States at less than fair value, and that manufacturers in China were receiving unfair subsidies. The DOC imposed antidumping and countervailing duties ranging from 2% to 763%, effective through May 2026. Following appeals, the U.S. Court of International Trade (CIT) upheld the ITC’s injury determination. However, the DOC revoked the order on mattresses from Indonesia, and the 2020 Petitioners filed an appeal with the U.S. Court of Appeals for the Federal Circuit on April 17, 2025, which remains pending. Separately, on February 6, 2025, the DOC determined that revocation of the 2019 antidumping duty order on mattresses from China would likely lead to continued dumping. The DOC extended the order, and duties of up to 1,732% will remain in effect through May 2030.

Anti-Dumping and Countervailing Order Petitions Regarding Mattresses Imported From Indonesia, Bosnia and Herzegovina, Bulgaria, Burma, India, Italy, Kosovo, Mexico, the Philippines, Poland, Slovenia, Spain, and Taiwan. On July 28, 2023, the Company, along with Brooklyn Bedding LLC, Carpenter Company, Corsicana Mattress Company, Future Foam, Inc., FXI, Inc., Kolcraft Enterprises Inc., Serta Simmons Bedding, LLC, Southerland Inc., Tempur Sealy International, and the same two labor unions (collectively, the “2023 Petitioners”), filed petitions with the DOC and ITC. These petitions alleged that mattress manufacturers in Bosnia and Herzegovina, Bulgaria, Burma, India, Italy, Kosovo, Mexico, the Philippines, Poland, Slovenia, Spain, and Taiwan were selling products in the United States at less than fair value, and that manufacturers in Indonesia were receiving unfair subsidies. The ITC issued a preliminary injury determination on September 11, 2023. The DOC made a negative preliminary finding on Indonesian subsidies on December 26, 2023, and therefore did not impose countervailing duties. Final determinations for Bosnia and Herzegovina, Bulgaria, Burma, Italy, Philippines, Poland, Slovenia, and Taiwan were issued on May 9, 2024, with duties ranging from 106% to 745%. The ITC issued its final injury determination on June 11, 2024, and sunset reviews are scheduled for June 2029. For India, Kosovo, Mexico, and Spain, final DOC determinations were published on July 22, 2024, with duties ranging from 5% to 345%. The ITC issued its final injury determination for those countries on August 28, 2024. Although the case is resolved with respect to duties and injury findings, an importer has appealed the ITC’s critical circumstances determination imposing retroactive duties. That appeal remains pending.
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
We have manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. In our manufacturing processes, we source raw materials and parts from a global supply chain. We sell and deliver our finished products to customers all over the world. We rely on third parties to supply certain raw materials, components, and packaging and deliver our finished products. Any interruption or failure by our suppliers to meet their obligations on schedule could adversely affect our business and financial results. In past years, we have experienced supply chain disruptions related to foam chemical shortages, semiconductor shortages, labor availability, and freight challenges, as well as higher costs associated with each of these issues. We have also experienced delays in delivery of materials, parts, and finished goods because of delivery port disruptions, trucking constraints, and inclement weather. At times, this has resulted in reduced volume and higher costs in many of our businesses, including our Specialized Products and Bedding Products segments.
We also bear the risk of delays or non-delivery from our suppliers or reduced demand from our customers because of natural disasters, fires, explosions, terrorism, pandemics, labor strikes, foreign government action including asset seizure, changed licensing, or land use requirements which restrict operations, or other reasons beyond our control or the control of our suppliers, some of which have impaired and could continue to impair our ability to timely manufacture and deliver our products.
Labor strikes or shutdowns at delivery ports, loss of or damage to raw materials, parts, or finished products while they are in transit or storage, losses due to tampering, third-party vendor issues with quality, failure by our suppliers to comply with applicable laws and regulations, tariffs or other trade restrictions, or similar problems, some of which have and could continue to restrict or delay the supply of raw materials, parts, or finished products, resulting in harm to our business.
In addition, our business has been and may continue to be adversely impacted by disruptions in our customers’ production schedules resulting from supply chain disruptions. A key supplier of aluminum components to multiple automotive OEM manufacturers recently experienced operational challenges that have negatively impacted the automotive OEM manufacturers' production schedules. As a result, our Automotive Group's U.S. sales have been adversely affected. If such disruptions continue or expand to other suppliers or customers, our business, financial condition, and results of operations could continue to be adversely impacted.
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
Our 2024 accomplishments pursuant to the 2024 Plan included the following: In Bedding Products, we (i) consolidated 14 production and distribution facilities (ten in U.S. Spring, three in Specialty Foam, and one in Adjustable Bed), which included consolidating all domestic innerspring production into our four larger remaining innerspring production facilities and exiting our Mexican innerspring operation; (ii) downsized our Chinese innerspring operation; and (iii) sold two properties. In Specialized Products, we launched restructuring activities in our Hydraulic Cylinders business to optimize manufacturing and improve operating efficiencies. In Furniture, Flooring & Textile Products, we closed one facility each in the Home Furniture and Flooring Products business units. Finally, we reduced corporate general and administrative expenses, which are expected to be realized fully in 2025.
2025 progress pursuant to the 2024 Plan included the following: In Bedding Products, we divested a small U.S. machinery business, consolidated one Specialty Foam production facility, and sold two properties. In Specialized Products, we continued the implementation of manufacturing efficiency improvement activities in Hydraulic Cylinders and right-sized our Hydraulic Cylinders facility in the UK. In Furniture, Flooring & Textile Products, we completed Phase 1 and launched Phase 2 of our consolidation efforts in Flooring Products, consolidated two Flooring Products production facilities, and sold one property.
Below is a table containing the 2024 Restructuring Plan costs and proceeds from the sale of real estate incurred or realized in 2024, and in the nine months ended September 30, 2025, along with our estimates for the full year 2025 and for the total Plan:

(Dollar amounts in millions-all pretax)	2024 Actual	Nine Months Ended September 30, 2025	Full Year Estimates for 2025	Total Plan Estimate
Plan activity:
Restructuring and restructuring-related costs:
Cash	$30	$8	$10	$40
Non-cash	18	3	15	35
Total costs	$48	$11	$25	$75

Pretax net cash from real estate [1]	$20	$23	$23 to $40	$70 to $80
1 This is only related to the 2024 Plan and does not include the sale of idle real estate. The proceeds from the 2024 sale of real estate resulted in a pretax gain of $17 million. Real estate sold through the nine months ending September 30, 2025 resulted in a pretax gain of $19 million. The remaining real estate sales proceeds are expected to be received either in the fourth quarter of 2025 or during 2026 due to timing of listing properties.
EBIT Benefit:
We expect annualized EBIT benefit of $60–$70 million to be realized after initiatives are fully implemented.
•We realized $22 million for the full year 2024.
•We expect approximately $40 million of incremental benefit to be realized in the full year 2025, of which $36 million was realized in the nine months ended September 30, 2025.
•We expect up to $10 million of incremental benefit in 2026.

Sales Attrition:
We anticipate approximately $60 million of annual sales attrition after initiatives are fully implemented.
•We realized $15 million for the full year 2024.
•We expect approximately $40 million of incremental sales attrition in 2025, of which $33 million was realized in the nine months ended September 30, 2025 (including $3 million from the divestiture of a small U.S. machinery business in our Bedding Products segment).
•We expect approximately $5 million of incremental sales attrition in 2026.
2024 Plan costs are expected to be substantially complete by the end of 2025.
Because of certain risks and uncertainties, the estimates of the number of facilities to be consolidated, EBIT benefit, sales attrition, proceeds from the sale of real estate, and the cash and non-cash costs and impairments associated with the 2024 Plan may change as additional information is obtained. Moreover, we may not be able to dispose of the remaining real estate pursuant to the 2024 Plan or obtain the expected proceeds in a timely manner. The 2024 Plan may not achieve its intended outcomes. Any failure to achieve the intended outcomes could materially adversely affect our business, financial condition, results of operations, cash flows, and liquidity.
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
Driven in part by climate change legislation, the global automotive industry has experienced a rapid acceleration in the transition from internal combustion engine vehicles to electric vehicles (EVs). According to the International Energy Agency, EVs are expected to represent more than 25% of all new car sales worldwide in 2025. China has emerged as a global leader in EV adoption, with Chinese EV manufacturers gaining market share at the expense of our multinational automotive OEM customer base. This shift has intensified competitive pressures across traditional automotive supply chains and has begun to impact our market share, particularly in regions where Chinese EV manufacturers have seen success in competing on price. If our multinational automotive OEM customers are unable to compete effectively with the Chinese EV manufacturers, their market share could continue to be further reduced, which could negatively impact the demand for our Automotive products and adversely harm our business, financial condition, and results of operations.
Global economic, political, legal, and business factors could adversely impact our business.
We operate in global markets. Approximately 40% of our sales in 2024 were generated outside the United States. In addition, as of December 31, 2024, 48 manufacturing facilities and approximately one-third of our tangible long-lived assets were located outside the United States. Our reliance on sales and manufacturing facilities outside the United States expose us to a number of risks, including price and currency controls; sanctions, export controls or trade restrictions, including import and export tariffs; extraterritorial effects of U.S. laws; expropriation of assets; war; civil uprisings; political instability; nationalization of manufacturing facilities or private enterprises; hyperinflationary conditions; the necessity of governmental approvals for products and operations, currency conversion, cash repatriation; and laws and regulations that may be arbitrarily applied.
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
These factors have resulted in, and could continue to result in, among other things, supply chain or production disruptions, lower consumer demand, compressed profit margins, unfavorable foreign currency exchange rates, and new laws, regulations, restrictions, and tariffs, any of which could materially negatively impact our business, results of operations, financial condition, and cash flows.
GEOPOLITICAL RISK FACTORS
Geopolitical conflicts or export restrictions have decreased, and could continue to decrease, the availability of semiconductors and/or other automotive products, impacting our operations globally.
Our OEM and Tier 1 manufacturer customers use semiconductors, or components containing semiconductors, and other automotive components, such as electric and hybrid vehicle motors, batteries, etc., in their manufacture of automotive components and/or vehicles. This supply is currently challenged and could continue to be challenged. According to certain market reports, Taiwan and, to a lesser extent, China are leading manufacturers of the world’s semiconductor supply. Conflict between China and Taiwan has led, and could continue to lead, to trade sanctions, export controls, technology disputes, or supply chain disruptions, which has affected and could continue to affect the semiconductor industry. In addition, China has implemented export restrictions on several critical minerals, including rare earth elements like dysprosium, terbium, and samarium, as well as tungsten, tellurium, bismuth, indium, and molybdenum. These minerals are crucial for semiconductors, electric and hybrid vehicle motors, batteries, and other automotive components. Geopolitical conflicts, export restrictions, and tariffs have led and could continue to lead to decreased availability of these components, negatively impacting our OEM and Tier 1 manufacturer customers' supply chains and production schedules.
In September 2025, a Chinese-owned chip maker, who is a key supplier of basic automotive semiconductors, halted shipments following the Dutch government's seizure of the company's Netherlands operations. This supply chain disruption, coupled with newly adopted Chinese export restrictions targeting the company's Chinese operations, has led, and could continue to lead, to decreased availability of these components.
If our OEM and Tier 1 manufacturer customers are unable to obtain appropriate amounts of these components for vehicle production, then demand for our Automotive products could be reduced, which could adversely harm our business, financial condition, and results of operations. In addition, any outbreak of hostilities or conflict between China and Taiwan could harm our operations globally and the operations of our customers and suppliers.
FINANCIAL RISK FACTORS
Our borrowing costs have been and may continue to be, and access to liquidity could be, impacted by lower credit ratings.
Independent rating agencies evaluate our credit profile and have assigned ratings for our debt, which are reevaluated from time to time. One of our credit rating agencies recently lowered our credit rating. Our credit ratings could be lowered further. In the past, downgrades have resulted in, and could continue to result in, higher interest rates. Lower credit ratings could adversely affect our sources of borrowing and our financial arrangements, including access to the capital markets, commercial paper market, our lending agreements, and supply chain financing arrangements. If our ability to access and raise debt in the capital markets or meet our short-term borrowing needs in the commercial paper market is limited, we may be required to borrow under our credit facility to fund our liquidity needs. Lower credit ratings have resulted in, and could continue to result in, increased borrowing costs.

Our customers' inability to pay us and take delivery of previously ordered inventory in accordance with their terms could negatively impact our earnings, liquidity, cash flow, and financial condition.
Some of our customers have suffered financial difficulty. As a result, some of our customers have been unable to pay their debts to us, have exhibited slow payments, have rejected their contractual obligations to us under bankruptcy laws or otherwise, or we have had to negotiate significant discounts and/or extend financing terms with these parties. In addition, we have had to write down inventory related to these customers. These issues may continue.
We monitor our receivables and inventory closely and make reserve decisions based upon individual customer risk reviews, aging of customer accounts, historical loss experience, and general macroeconomic and industry trends that could impact the expected collectability of all customers or pools of customers with similar risk.
We recorded bad debt expense of $5 million and $9 million during the first nine months of 2025 and 2024, respectively. Inventory write-downs for the first nine months of 2025 were $11 million versus $25 million in the first nine months of 2024, some of which were related to customer-specific inventory. If our customers are unable to pay us and take delivery of previously ordered inventory on a timely basis, larger reserves may be required and may result in a negative impact on our earnings, liquidity, cash flow, and financial condition.
Our goodwill and other long-lived assets have been, and could be, subject to impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which would be reduced if we determine that those assets are impaired. At September 30, 2025, goodwill and other intangible assets represented $843 million, or 24% of our total assets. In addition, all other long-lived assets totaled $973 million, or 28% of total assets.
We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur or at least annually in the second quarter. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. In addition, our long-lived assets are reviewed for recoverability at year end and whenever events or changes in circumstances indicate carrying values may not be recoverable.
The annual goodwill impairment testing in the second quarter of 2025 indicated no impairments. As of June 30, 2025, the fair values of all reporting units exceeded their respective carrying amounts by less than 100% in part due to ongoing macroeconomic uncertainties, including the announcement of tariffs. The fair values of our reporting units were reconciled to our consolidated market capitalization, which decreased due to the decline in the stock price compared to the prior year. Fair value exceeded carrying value by less than 50% at June 30, 2025 for the reporting units summarized in the table below, which excludes the Aerospace Products Group which was divested in August 2025 as discussed in Note O to the Consolidated Condensed Financial Statements on page 24.

Reporting Unit (Dollar amounts in millions)	September 30, 2025 Goodwill Value	Fair value in excess of carrying value as of June 30, 2025
Bedding	$323	20%
Home Furniture	68	34
Work Furniture	54	29
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
The annual goodwill impairment testing in the second quarter of 2024 indicated that fair value had fallen below carrying value for three reporting units. We had impairments for the nine months ending September 30,

2024 of $587 million, $44 million, and $44 million in our Bedding, Work Furniture, and Hydraulic Cylinders reporting units, respectively. After this impairment, the Hydraulic Cylinders reporting unit did not have any goodwill remaining.
We regularly evaluate long-lived assets for indicators of impairment, such as market conditions, operating performance, strategic decisions, or technical obsolescence. While we believe our current asset valuations are appropriate, future assessments may result in non-cash charges, which would have a material negative impact to our earnings.
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
At September 30, 2025, we had no commercial paper outstanding and had no borrowing under the credit facility. Based on our trailing 12-month Consolidated EBITDA, Unrestricted Cash, debt levels, and a leverage ratio covenant of 3.50 to 1.00 at September 30, 2025, our borrowing capacity under the credit facility was $513 million. This may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our Consolidated EBITDA, Unrestricted Cash, debt levels at the time, and leverage ratio requirements. As our trailing 12-month Consolidated EBITDA, Unrestricted Cash, debt levels, and leverage ratio requirements change, our borrowing capacity increases or decreases.
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
Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. As of September 30, 2025, we had $162 million of deferred tax assets (net of a $24 million valuation allowance). After netting of deferred tax liabilities, the net amount presented within Sundry assets on our Consolidated Condensed Balance Sheets is $24 million. It is possible the amount and source of our taxable income could materially change in the future. This change may impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.
MARKET RISK FACTORS
Unfair competition could adversely affect our market share, sales, profit margins, and earnings.

We manufacture innersprings, steel wire rod, and finished mattresses. Our products have been subject to competition from foreign manufacturers alleged to be selling at less than fair value or benefiting from unfair subsidies. In response to petitions filed with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC), antidumping and countervailing duties have been imposed on imports of innersprings, steel wire rod, and mattresses from certain countries.
Some of these orders remain subject to appeal. In February 2025, the DOC determined that revoking the 2019 antidumping duty order on mattresses from China would likely lead to continued dumping. The ITC extended the order, and duties of up to 1,732% will remain in effect through May 2030. Also in 2025, the DOC and ITC extended antidumping duty orders on uncovered innersprings from China, Vietnam, and South Africa through April 2030, with duties ranging from 116% to 234%.
Currently, sunset reviews are being conducted by the ITC regarding existing duties on imports of steel rod wire from Brazil, Indonesia, Mexico, Moldova and Trinidad and Tobago. The current anti-dumping and countervailing duty orders range from 3% to 369%. If the ITC and DOC rule favorably, the duties will be extended another five years. If the ITC rules against the Company, it could negatively impact our results of operations.
Also, if any of these duties are overturned on appeal, allowed to expire, or circumvented through transshipment or other means, and dumping or subsidization resumes, our competitive position and financial results could be materially and adversely affected. For more information on antidumping and/or countervailing duties regarding innersprings, steel wire rod and mattresses, please refer to the Competition section on page 32 in the Management's Discussion and Analysis of Financial Conditions and Results of Operations of this Form 10-Q, and Item 1 Legal Proceedings on page 50 of this Form 10-Q.
INFORMATION TECHNOLOGY AND CYBERSECURITY RISK FACTORS
Challenges in managing the use of artificial intelligence could result in legal liability, reputational harm, competitive harm, and adversely affect our results of operations.
Our business currently uses artificial intelligence (AI) technologies, including those offered by third parties, on a limited basis, and takes a measured approach to expansion of uses where it can create value. While we prohibit the use of unauthorized AI technologies, our employees may use AI in an unauthorized manner, which could expose our sensitive data to disclosure, violate third-party intellectual property rights or privacy laws, produce inaccurate or biased responses that could lead to errors in our business activities, and harm our reputation. Our ability to mitigate these risks will depend on our continued effective maintenance, training, monitoring, and enforcement of appropriate policies governing the use of AI technologies, and the results of any such use, by us. The legal and regulatory landscape relating to AI and its use is uncertain and rapidly evolving. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. In addition, if we fail to adapt or are unable to deploy AI successfully, or if our competitors and other third parties adopt AI into their operations and processes more rapidly or effectively than us, we could be placed at a competitive disadvantage and our ability to compete could be negatively impacted. If any of these risks are realized, it could adversely impact our results of operations, cash flow, financial condition, and stock price.

TRADE RISK FACTORS
Tariffs by the United States and counter-tariffs by other countries could result in materially lower margins, lost sales, and an overall adverse effect on our results of operations.
The United States has imposed, and could impose in the future, broad-ranging tariffs on imports. In retaliation, many countries have imposed, and could impose in the future, counter-tariffs on U.S.-produced items. Tariffs have spurred, and could continue to spur, additional retaliatory moves by affected countries, including by Canada, China, India, and Mexico.
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
We expect tariffs to present both positive and negative impacts across our businesses, and tariffs overall have had a net positive benefit to our consolidated results of operations through the third quarter. In addition, based on limited information, we expect tariffs may continue to produce a net positive impact to our aggregate results, subject to change as tariffs evolve. However, it is possible that wide-ranging tariffs could drive inflation, weaken consumer confidence, and ultimately reduce consumer demand for our products and negatively impact our consolidated results of operations. Also, if we are unable to pass through additional costs created by current or new tariffs, it could result in materially lower margins, lost sales, and an overall adverse effect on our results of operations. Tariffs could also negatively impact our customers' demand for our products, as they may face significantly increased costs from importing our products or from selling their foreign-produced products containing our foreign-produced components into the United States. If tariffs are modified or expanded, additional tariffs are implemented, or our preliminary information is incorrect, our consolidated results of operations could be materially negatively impacted.
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

Publicly traded companies are increasingly subject to campaigns by activist shareholders regarding sustainability and other financial matters. The actions of activist shareholders may cause fluctuations in our stock price based upon speculation about our future. Speculation about our future can harm relationships with investors, customers, suppliers, and employees and can be costly and time consuming, disrupting our business and diverting the attention of our Board of Directors and management from pursuing our business strategies. In addition, decreases in our stock price make us more susceptible to unwarranted shareholder activism. Shareholder activism could adversely affect our business, results of operations, and stock price.
Changes in tax laws or challenges to our tax positions pursuant to ongoing tax reviews and/or audits could negatively impact our earnings and cash flows.
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
We are subject to reviews and/or audits by taxing authorities in the countries where we operate and are currently in various stages of examination in several jurisdictions. We have established liabilities we believe are appropriate, with such amounts representing what we believe is a reasonable provision for taxes that we ultimately might be required to pay. However, these liabilities could be increased over time as more information becomes known relative to the resolution of these reviews and/or audits, as governmental tax positions may be sustained, or we may agree to certain tax adjustments. We could incur additional tax expense if we have adjustments higher than the liabilities recorded.
China has recently intensified its review of tax compliance among foreign enterprises. We underwent reviews in 2023 and 2024 resulting in no material assessments, while in 2025, we have seen an increased number of these reviews initiated by various Chinese tax authorities. One has been favorably resolved with no assessment, while others are ongoing. If the remainder are not resolved favorably to the Company, they could have a material negative effect on our results of operations or financial condition.
LITIGATION RISK FACTORS
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded an immaterial aggregate litigation contingency accrual at September 30, 2025. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies are estimated to be $16 million. If our assumptions or analyses regarding any of our contingencies are incorrect, if facts and circumstances change, or if future litigation arises, we could realize losses in excess of the recorded accruals (and in excess of the $16 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see Item 1 Legal Proceedings on page 50 and Note P Contingencies on page 24 of the Notes to Consolidated Condensed Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
July 2025	—	$—	—	10,000,000
August 2025	—	$—	—	10,000,000
September 2025	—	$—	—	10,000,000
Total	—	$—	—

1    This column does not include shares withheld for taxes on stock unit conversions, as well as forfeitures of stock units, all of which totaled 18,364 shares in the third quarter of 2025. The average price paid per share for these shares was $9.37.
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

Item 5. Other Information.
DIRECTOR AND OFFICER TRADING ARRANGEMENTS
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.
        EXHIBIT INDEX

Exhibit No.	Description
2.1****
Share Purchase Agreement by and between Leggett & Platt, Incorporated, Flow Intermediate II, LLC and Flow UK Holdco, Limited dated April 2, 2025, filed April 2, 2025 as Exhibit 2.1 to the Company's Form 8-K, is incorporated herein by reference.

2.2*	First Amendment to Share Purchase Agreement by and between Leggett & Platt, Incorporated, Flow UK Holdco, Limited, Flow Intermediate II, LLC and Flow France Holdings SAS dated August 29, 2025.
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

31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 31, 2025
31.2*	Certification of Benjamin M. Burns, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 31, 2025
32.1**	Certification of Karl G. Glassman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 31, 2025
32.2**	Certification of Benjamin M. Burns, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 31, 2025
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*,***	Inline XBRL Taxonomy Extension Schema
101.CAL*,***	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*,***	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*,***	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*,***	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes filed herewith.
**	Denotes furnished herewith.
***
Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets at September 30, 2025 and December 31, 2024; (ii) Consolidated Condensed Statements of Operations for the nine months ended September 30, 2025 and September 30, 2024; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2025 and September 30, 2024; (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2025 and September 30, 2024; (v) Consolidated Condensed Statements of Changes in Equity for the nine months ended September 30, 2025 and September 30, 2024; and (vi) Notes to Consolidated Condensed Financial Statements.

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

LEGGETT & PLATT, INCORPORATED

DATE: October 31, 2025	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman President and Chief Executive Officer

DATE: October 31, 2025	By:	/s/ BENJAMIN M. BURNS
Benjamin M. Burns Executive Vice President and Chief Financial Officer