Form 10-K
period 2025-12-31
LEGGETT & PLATT INC
filed 2026-02-26
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant (based on the closing price of our common stock on the New York Stock Exchange) on June 30, 2025 was $1,182,418,000.
There were 135,877,594 shares of the registrant’s common stock outstanding as of February 20, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of Item 10, and all of Items 11, 12, 13 and 14 of Part III, are incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2026.

LEGGETT & PLATT, INCORPORATED—FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

Forward-Looking Statements
This Annual Report on Form 10-K, as well as the documents, or portion thereof, incorporated by reference herein, may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to: discussions with Somnigroup International Inc. (Somnigroup); projections of our revenue, capital expenditures, product demand, capital structure, cash flows, interest costs, stock repurchases, tax impacts, effective tax rate, maintenance of commercial paper indebtedness, legal expense, acquisition or disposition activity, collectability of receivables, ability to issue debt, cybersecurity protections and costs, cash expenditures, uses of cash, our technological competitiveness, compiling a GHG emissions inventory, hedge accounting treatment, industry demand projections, growth of Chinese EV manufacturers and multinational OEM market share challenges, impact of accounts receivable and payable programs, access to liquidity and the commercial paper market, compliance with debt covenants, raw material and parts availability and pricing, supply chain disruptions, labor, raw material and part shortages, emissions reduction targets and costs, goodwill or other asset impairment; possible plans, goals, objectives, prospects, strategies, or trends concerning future operations; statements concerning future economic performance; items related to restructuring, such as estimates of the amounts, types, and timing of facility closures, restructuring-related costs (cash and non-cash) and impairment charges, sales attrition, proceeds from the sale of facilities, and EBIT benefit; and the underlying assumptions relating to forward-looking statements. These statements are identified by the context in which they appear or words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.
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
Listed below and discussed elsewhere in further detail in this Annual Report on Form 10-K, including in Item 1A. Risk Factors herein, are some important risks, uncertainties, and contingencies that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all of the risks, uncertainties, and contingencies which could cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following:
•the risks associated with our strategic review process and any potential transaction between the Company and Somnigroup, including the impact on our stock price, business, and the timeline for the completion of the review process, which is unknown and may not result in the completion of any transaction;
•the risks associated with restructuring activities, including changes to certain estimates relating to cash and non-cash costs, EBIT benefit, sales attrition, and the sale of real estate, stakeholder impacts and other restructuring costs;
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
•the realization of deferred tax assets and challenges to tax positions pursuant to ongoing or future reviews and audits in China and elsewhere;
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
•the use of artificial intelligence could expose Company information, infringe intellectual property rights, violate privacy laws, and harm our reputation and competitive position;
•climate change and sustainability-related risks and costs;
•legal risks;
•business disruptions to our steel rod mill or wire drawing mills, including a lack of adequate supply of steel scrap;
•foreign operating risks, including credit, intellectual property rights, exchange rates, labor strikes, customs rates, asset seizure, business licensing, land use requirements, and inconsistent enforcement of laws; and
•compliance with privacy and data protection regulations.

PART I
PART I

Item 1. Business.
Summary
Leggett & Platt, Incorporated (Leggett & Platt, Company, we, us, or our), a pioneer of the steel coil bedspring, is an international diversified manufacturer that conceives, designs, and produces a wide range of engineered components and products found in many homes and automobiles. As discussed below, our operations are organized into 13 business units, which are divided into six groups under our three segments: Bedding Products; Specialized Products; and Furniture, Flooring & Textile Products. On August 29, 2025, we divested our Aerospace Products Group which was reported in our Specialized Products segment, as discussed in Note S to the Consolidated Financial Statements on page 121, and under Divestitures and Acquisitions in Item 1. Business on page 6.
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
We operate a steel rod mill in the United States with annual capacity of approximately 500,000 tons. Approximately half of the rod mill's output is used internally by our wire drawing mills to supply virtually all of the wire consumed by our domestic innerspring operations and other businesses. We also supply steel rod and wire to trade customers that operate in a broad range of markets. Our innerspring operations produce coils and semi-finished mattress products with internally designed and manufactured wire-forming machines.
In Specialty Foam, we blend polyols and chemical additives to enhance foam properties and pour and fabricate foam for use in bedding and furniture applications. We utilize our specialty foam capabilities to produce mattress accessories and private label boxed mattresses, which often also incorporate our innersprings in hybrid mattress designs.
We are a major supplier of adjustable beds, with North American manufacturing and distribution, and global sourcing capabilities. Internationally, primarily in Europe, we produce innersprings, specialty foam, and finished mattresses. We also produce machinery for internal production and assembly of our bedding products. Our range of products offers our customers a single source for many of their component and finished product needs.
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

PART I
PRODUCTS
Bedding Group

•	Steel rod
•	Drawn wire
•	Innersprings (sets of steel coils, bound together, that form the core of a mattress)
•	Specialty foam chemicals and additives
•	Specialty foam for use primarily in bedding and furniture
•	Semi-finished mattresses (a subassembly including innersprings and foam)
•	Private label finished mattresses, often sold compressed and boxed
•	Mattress accessories, such as pillows and toppers
•	Static foundations
•	Adjustable beds
CUSTOMERS

•	We used more than 50% of our wire drawing mill output to manufacture our own products in 2025, with the majority going to our U.S. innerspring operations
•	Various industrial users of steel rod and wire
•	Manufacturers of finished bedding (mattresses and foundations)
•	Bedding brands and mattress retailers
•	E-commerce retailers
•	Big box retailers, department stores, and home improvement centers
Specialized Products Segment

AUTOMOTIVE GROUP
Automotive

HYDRAULIC CYLINDERS GROUP
Hydraulic Cylinders
Our Specialized Products segment designs, manufactures, and sells products including automotive comfort and in-car motion systems and hydraulic cylinders for the material handling and heavy construction industries. In our Automotive business, our technical capability and deep customer engagement allows us to compete on critical functionality, such as comfort, size, weight, and noise. We believe our reliable product development and launch capability, coupled with our global footprint, makes us a trusted supplier to our Tier 1 and Original Equipment Manufacturer (OEM) customers.
PRODUCTS
Automotive Group

•	Mechanical and pneumatic lumbar support and massage systems for automotive seating
•	Seat suspension systems
•	Motors and actuators, used in a wide variety of vehicle power features
•	Cables
Hydraulic Cylinders Group

•	Engineered hydraulic cylinders
CUSTOMERS

•	Automobile Tier 1 suppliers and OEMs
•	Mobile equipment OEMs, primarily serving material handling and heavy construction markets

PART I
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
Somnigroup Discussions
In December 2025, we announced the Company received an unsolicited proposal from Somnigroup International Inc. (Somnigroup) to acquire the Company in an all-stock transaction. In January 2026, our Board of Directors, in consultation with its financial and legal advisors, announced that it had determined that the

PART I
Somnigroup offer undervalues the Company and publicly declined the Somnigroup proposal. Our Board also publicly announced that it has entered into a customary non-disclosure agreement and six month standstill with Somnigroup to facilitate customary due diligence and to determine if a transaction can be reached that delivers appropriate value and certainty to the Company and its shareholders. There can be no assurance that the Board's evaluation will result in a transaction and, if there is a transaction, the price, form of consideration, or other terms and conditions of any such transaction.
Strategic Initiatives
We continuously seek opportunities to improve our operating efficiency and profitability, evaluate the market attractiveness and competitive position of all our businesses, and assess opportunities for profitable, long-term growth.
Restructuring
In 2024, we committed to a restructuring plan (the 2024 Restructuring Plan or 2024 Plan). The 2024 Plan is substantially complete and was primarily associated with our Bedding Products segment and included, to a lesser extent, our Furniture, Flooring & Textile Products segment, Specialized Products segment, and general and administrative cost structure initiatives.
For more information about the 2024 Restructuring Plan, please see the discussion under Operational Risk Factors beginning on page 14 in Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 39, and Note E to the Consolidated Financial Statements on page 94.
We continue to seek opportunities to improve our cost structure and profitability in all of our businesses.
Divestitures and Acquisitions
In August 2025, we divested the Aerospace Products Group for a net cash price of $280 million and recognized a pretax gain of $91 million after final adjustments for working capital were completed in December 2025. We collected the final working capital adjustment of $4 million in January 2026. The proceeds from the sale were primarily used to reduce debt. Our Aerospace Products Group was a supplier of complex, highly-engineered tube and duct assemblies for use primarily in commercial and military aircraft platforms and space launch vehicles. The business was comprised of seven manufacturing facilities located in the United States, the United Kingdom, and France, with approximately 700 employees at the time of the sale, and had approximately $130 million in sales through August 2025 which were reported in the Specialized Products segment.
Also in 2025, we divested a small U.S. machinery business within our Bedding Products segment for $1 million and a small Mexican Work Furniture operation within our Furniture, Flooring & Textile Products segment for $4 million.
For additional details, see Note S on page 121 of the Notes to Consolidated Financial Statements.
We did not have any divestitures of businesses in 2023 or 2024, and no businesses were acquired in the last three years.
Disciplined Growth
We will continue to make investments to support expansion in current businesses and in product lines where we have an opportunity to grow profitably. Within our Bedding Products segment, we have begun exploring alternative sales channels (including private-label initiatives) to expand our market position, increase profitability, and drive growth.
We also envision periodic acquisitions that add capabilities in our businesses. We expect all acquisitions to have a clear strategic rationale, a sustainable competitive advantage, a strong fit with the Company, and be in attractive and growing markets.

PART I
Foreign Operations
The percentages of our trade sales related to products manufactured outside the United States were 39%, 40%, and 41% in 2023, 2024, and 2025, respectively. In comparison to our other two segments, our Specialized Products segment has a larger percentage of trade sales manufactured outside the United States, which ranged between 84% and 86% over the last three years.
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

PART I
Geographic Areas of Operation
As of December 31, 2025, we had 104 manufacturing facilities in 18 countries; 61 located in the United States and 43 located in foreign countries, as shown below. We also had various sales, warehouse, and administrative facilities. However, our manufacturing facilities are our most important properties.

	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products
North America
Canada		■	■
Mexico	■	■
United States	■	■	■
Europe
Austria		■
Belgium		■
Croatia	■
Denmark	■
Germany		■
Hungary		■
Ireland	■
Poland			■
Switzerland	■
United Kingdom	■	■
South America
Brazil	■
Asia
China	■	■	■
India		■
South Korea		■
Vietnam			■
Dependence on Market Demand for Key Product Families
The following table shows our approximate percentage of trade sales by product family for the last three years, which indicates the degree of dependence upon market demand:

Product Families	2025	2024	2023
Bedding Group	38%	40%	42%
Flooring & Textile Products Group	21	20	19
Automotive Group	20	19	19
Work Furniture Group	7	6	6
Home Furniture Group	6	6	6
Hydraulic Cylinders Group	5	5	5
Aerospace Products Group [1]	3	4	3
1 In August 2025, we divested our Aerospace Products Group.
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
Customer Concentration
We serve thousands of customers worldwide, sustaining many long-term business relationships. Our largest customer represented approximately 7% of our 2025 consolidated revenue. Our top 10 customers accounted for approximately 31% of these consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company and the respective segments in which the customer’s sales are reported.

PART I
Patents and Trademarks
As of December 31, 2025, we had 1,247 patents issued, 486 patents in process, 909 trademarks registered, and 62 trademarks in process. No single patent or group of patents, or trademark or group of trademarks, is material to our operations as a whole. A significant number of our patents relate to products manufactured in each of our three segments, while over half of our trademarks relate to products manufactured by the Bedding Products segment. The expiration of any single patent would not have a material negative effect on our results of operations or financial condition.
Some of the most significant trademarks used in our businesses include:

•	ComfortCore®, Quantum®, Eco-Base®, CombiCore®, Nanocoil®, Softech®, Active Support Technology®, Mira-Coil®, and VertiCoil® (mattress innersprings)
•	Energex®, Coolflow®, ThermaGel®, EcoFlowTM, and Gorilla FoamTM (specialty foam products)
•	Semi-Flex® (box spring components and foundations)
•	Spuhl® (mattress innerspring manufacturing machines)
•	Wall Hugger® (recliner chair mechanisms)
•	No-Sag® (wire forms used in seating)
•	LPSense® (capacitive sensing)
•	Hanes® (fabric materials)
•	Schukra® (automotive seating products)
Product Development
One of our strongest performing product categories across the Company is ComfortCore®, our fabric-encased innerspring coils used in hybrid mattresses. ComfortCore® represented more than 75% of our U.S. innerspring units in 2025. Our ComfortCore® innersprings can be further enhanced with Quantum® Edge and Eco-Base® features. Quantum® Edge units are narrow-diameter, fabric-encased coils that form a perimeter around an innerspring set, replacing a rigid foam perimeter in a finished mattress. In 2025, over 50% of our ComfortCore® innersprings in the United States had the Quantum® Edge feature.
Our Specialty Foam business formulates many of the chemicals and additives used in the production of specialty foams for the bedding and furniture industries. These branded, specialty polyols and additives enhance foam performance by reducing heat retention and improving mobility, support, and durability. Our innovations enable us to produce high-quality, differentiated compressed mattresses.
We are leveraging our innerspring and specialty foam technologies to develop unique products that meet end-consumer needs while streamlining mattress manufacturing for our customers by reducing labor constraints and simplifying supply chain and inventory requirements. In 2023, we launched CombiCore®, a semi-finished mattress featuring fabric-encased perimeter edge innerspring and specialty foam columns that minimize motion disturbance from a sleeping partner and improve airflow. In 2024, we launched our pre-foam encased product, which features foam rails automatically attached to an Eco-Base® innerspring set during the innerspring production process.
Our Automotive business designs and engineers lightweight components for comfort and in-car motion systems that help reduce overall vehicle weight and improve fuel efficiency (and thus reduce noise and greenhouse gas emissions), while maintaining performance, safety, and functionality. These products help auto manufacturers meet emission standards and their environmental goals for both internal combustion engines and electric vehicles.
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
Our Employees
At year-end 2025, we had approximately 15,900 employees. Approximately 10,200 were engaged in production and roughly 9,400 were located outside the United States. Of the total employee base, approximately 4,700 worked in Bedding Products, 6,000 in Specialized Products, and 4,500 in Furniture, Flooring & Textile Products, with the remainder serving in other roles across the organization. Also, at year-end 2025, approximately 17% of our employees were represented by labor unions that collectively bargain for work conditions, wages, or other issues. We did not experience any material work stoppage related to labor contract negotiations during 2025, and we are not aware of circumstances likely to result in a material work stoppage during 2026. At year-end 2024, we had approximately 17,700 employees.
Our Ability to Attract, Recruit, and Retain Employees
We operate in competitive labor markets, and accordingly, we attract, recruit, and retain employees through competitive compensation and benefits, training and development programs that support career growth, and employee engagement initiatives designed to foster a strong, inclusive culture.
Compensation and Benefits. We offer cash compensation and benefits designed to attract and retain the talent needed to achieve our business objectives. Depending on location, we offer health, dental, and vision benefits; flexible spending plans and health savings accounts; retirement savings; disability, life, critical illness, accident, and travel insurance; well-being and employee assistance programs; vacation, personal time, and holidays; and a discount stock purchase plan. We also provide incentive programs for management employees based on performance. Finally, we offer part-time jobs, flexible hours, and remote and hybrid working conditions, where applicable.
Training and Development Programs. Developing our talent continues to be part of our ongoing, long-term strategy, which is focused on growing talent, including technical/skilled positions, supervisory and management levels, and other future leaders. We believe that the first step toward achieving our long-term strategic business goals is to maintain a culture of employee development at all levels of the Company. In 2025, we engaged employees in monthly learning and development spotlights covering topics such as career and professional growth, change management, collaboration, feedback, gratitude, and psychological safety.
Employee Engagement and Satisfaction. We analyze employee satisfaction to better enhance engagement. We invite employee participation in a global engagement survey called LPVoice. At many of our locations, we also collect data on employee satisfaction, feedback, and turnover through surveys, employee focus groups, and turnover analysis. From this data, we develop plans designed to improve engagement and reduce turnover.
We rely on a stable workforce to deliver our operating results. In 2025, our turnover rates in the United States were reasonably comparable to average voluntary turnover rates of the manufacturing industry in the United States.
We also maintain a global Ethics Hotline through which employees may confidentially and anonymously report concerns regarding possible violations of ethics, law, or company policies. All reports received are promptly investigated, and appropriate action is taken based on the findings. The Ethics Hotline helps ensure that employees’ voices are heard and that concerns are addressed responsibly.
Our Culture of Inclusion, Respect, and Equal Opportunity
We continue to foster a culture of inclusion in which everyone is respected, valued, and has an equal opportunity to contribute, grow, thrive, and advance. We strive to cultivate inclusive team environments that empower all employees to realize their full potential. We believe that it is important to appreciate people's

PART I
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
Our Workforce Health and Safety
We are dedicated to the health and safety of our employees through prevention, education, and awareness with the objective of mitigating workplace injuries through accident investigation and process safety. Our dedicated staff of professionals supports health and safety management at our manufacturing facilities, including implementation of a comprehensive program called SafeGuard. SafeGuard develops relevant job hazard analyses, which are undertaken on many processes and used to develop comprehensive job procedures. This allows us to implement job-specific health and safety practices across our business.
Our manufacturing employees receive new hire and annual refresher safety training, weekly “toolbox” talks regarding safety and training, job-specific safety training based on the job hazards analyses developed from our SafeGuard program, and safety stand-down training based on real-time identified and emerging risks, when needed. In addition, the executive leadership team and executive management review safety metrics on a weekly basis.
Succession Development
The Board and Human Resources and Compensation Committee review and oversee the Company’s executive succession planning. We are committed to having strong managers and leadership in critical roles across the Company. Our values and culture guide our talent initiatives, which are designed to create a pipeline of strong, high-performing leadership candidates to serve in progressively important roles throughout the Company. Our internal promotion rate over the last three years for executive officer positions was 100%. We are building on our success in these areas and continue to develop our succession processes to allow us to adapt and grow.
Trends in Market Demand and Competition
Market Demand. Market demand (including product mix) is impacted by several economic factors, with housing turnover and consumer confidence being the most significant. Other important factors include disposable income levels, employment levels, and interest rates. All of these factors influence consumer spending on durable goods, and therefore affect demand for our products and components. Some of these factors also influence spending on infrastructure, facilities, and equipment, which has impacted approximately 30% of our sales. The dynamic macroeconomic environment has pressured most of our end markets and negatively affected the demand for our products. As a result of these uncertainties, we expect 2026 overall demand to be flat or modestly lower than 2025 levels. For more information on our trends in market demand, see Market Demand in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 40.
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

PART I
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
Strategic Risk Factor
We cannot be certain that our strategic review of any potential transaction with Somnigroup or any other strategic alternative will result in any particular outcome. The strategic review process or its conclusion may adversely affect our business and/or our stock price.
In December 2025, we announced the Company received an unsolicited proposal from Somnigroup International Inc. (Somnigroup) to acquire the Company in an all-stock transaction. In January 2026, our Board of Directors, in consultation with its financial and legal advisors, announced that it had determined that the Somnigroup offer undervalues the Company and publicly declined the Somnigroup proposal. Our Board also publicly announced that it has entered into a customary non-disclosure agreement and six month standstill with Somnigroup to facilitate customary due diligence and to determine if a transaction can be reached that delivers appropriate value and certainty to the Company and its shareholders.
No assurance can be given as to the timeline or outcome of the process, including whether the process will result in a transaction, and, if there is a transaction, the price, form of consideration, or other terms and conditions of any such transaction. Entry into or completion of any potential transaction or other strategic alternative would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, regulatory approvals, and the availability of financing for a potential transaction, which may extend timelines, impose conditions, or prevent completion entirely. Our Board of Directors may also determine that no transaction is in the best interest of our shareholders.
We have incurred, and may continue to incur, substantial expenses associated with identifying and evaluating a potential transaction with Somnigroup and other strategic alternatives. The process of evaluating a potential transaction with Somnigroup and other strategic alternatives has been, and may continue to be, time-consuming, distracting, and disruptive to our business. The process may delay key initiatives, capital projects, and other business activities due to the diversion of management's time and resources. Uncertainty surrounding the process could also affect customer and supplier relationships, including Somnigroup, potentially resulting in altered purchasing patterns or reconsideration of existing commercial arrangements. In addition, we may be subject to costly and time-consuming litigation related to the process. Moreover, the process may have a negative effect on the market price and volatility of our common stock, as well as our ability to recruit and retain qualified employees.
Operational Risk Factors
Supply chain disruptions and shortages impacting our ability to timely receive competitively priced raw materials and parts used in our products, or impacting our ability to timely deliver our finished products to customers, may adversely affect our manufacturing processes, financial condition, results of operations, and cash flows.
We have manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. In our manufacturing processes, we source raw materials and parts from a global supply chain. We sell and deliver our finished products to customers all over the world. We rely on third parties to supply certain raw materials, components, and packaging and deliver our finished products. Any interruption or failure by our suppliers to meet their obligations on schedule could adversely affect our business and financial results. In past years, we have experienced supply chain disruptions related to foam chemical shortages, semiconductor shortages, labor availability, and freight challenges, as well as higher costs associated with each of these issues. We have also experienced delays in delivery of materials, parts, and finished goods because of inclement weather, trucking constraints, and delivery port disruptions. At times, this has resulted in reduced

PART I
volume and higher costs in many of our businesses, primarily those within our Specialized Products and Bedding Products segments.
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
Labor strikes or shutdowns at delivery ports, loss of or damage to raw materials, parts, or finished products while they are in transit or storage, losses due to tampering, third-party vendor issues with quality, failure by our suppliers to comply with applicable laws and regulations, tariffs or other trade restrictions, or similar problems, have and could continue to restrict or delay the supply of raw materials, parts, or finished products, resulting in harm to our business.
In addition, our business has been and may continue to be adversely impacted by disruptions in our customers’ production schedules resulting from supply chain disruptions. In 2025, a key supplier of aluminum components to multiple automotive OEM manufacturers experienced operational challenges that negatively impacted the automotive OEM manufacturers' production schedules. As a result, our Automotive Group's U.S. sales were adversely affected. If such disruptions continue or expand to other suppliers or customers, our business, financial condition, and results of operations could continue to be adversely impacted.
The aforementioned supply chain risks can materially adversely affect our manufacturing processes, financial condition, results of operations, and cash flows.
Our 2024 Restructuring Plan may result in higher than expected sales attrition, lower than expected earnings improvement, and lower than expected proceeds from the sale of real estate.
In 2024, we committed to a restructuring plan (the 2024 Restructuring Plan or 2024 Plan). The 2024 Plan was primarily associated with our Bedding Products segment and included, to a lesser extent, our Furniture, Flooring & Textile Products segment, our Specialized Products segment, and general and administrative cost structure initiatives. Over the course of the restructuring timeline, we have consolidated 17 production and distribution facilities in the Bedding Products segment and four production facilities in the Furniture, Flooring & Textile Products segment. The 2024 Plan costs were substantially complete at the end of 2025.
Proceeds from the Sale of Real Estate:
We expect pretax net cash from the sale of real estate associated with the 2024 Plan of $70 to $80 million, of which $48 million has been realized in 2024 and 2025. The remaining real estate proceeds are expected to be received during 2026 due to timing of listing of properties.
EBIT Benefit:
We realized annualized EBIT benefit of $63 million in 2025 and expect approximately $5 million of incremental EBIT benefit in 2026.
Because of certain risks and uncertainties, EBIT benefit and the proceeds from the sale of real estate associated with the 2024 Plan may change. We may not be able to dispose of the remaining real estate pursuant to the 2024 Plan or obtain the expected proceeds in a timely manner. Any failure to achieve the intended outcomes could materially adversely affect our business, financial condition, results of operations, cash flows, and liquidity.
Although the 2024 Plan is substantially complete, we continue to identify opportunities to improve our cost structure and profitability across our businesses. The execution of any of these opportunities may result in additional material restructuring costs, restructuring-related costs, or impairments.
Business disruptions to our steel rod mill or wire drawing mills, and/or an inability to purchase an adequate or timely supply of quality steel rod from alternative sources, could have a material negative impact on our Bedding Products segment and the Company's results of operations.
We purchase steel scrap from third-party suppliers and convert it into steel rod in our mill in Sterling, Illinois. Our steel rod mill has historically had annual output of approximately 500,000 tons, approximately half of which has been used internally by our wire drawing mills. Our two wire drawing mills, located in Carthage,

PART I
Missouri and Kouts, Indiana, convert steel rod into drawn steel wire, which is used in the production of mattress innersprings and other products.
A disruption to the operation of, or supply of steel scrap to, our steel rod mill could require us to purchase steel rod from alternative supply sources at higher costs, subject to market availability. Ongoing trade action by the U.S. government, along with the existence of antidumping and countervailing duty orders against multiple countries, could result in reduced market availability and/or higher cost of steel rod.
Any disruption to our steel rod production, any reduction in adequate or timely supply of quality steel rod from alternative market sources, or any inability to obtain such alternative supply at competitive prices, could materially negatively impact our Bedding Products segment and the Company’s results of operations.
The physical effects of climate change could adversely affect our business, results of operations, and financial condition.
Direct Physical Effects
The acute and chronic physical effects of severe weather-related events, natural disasters, and/or significant changes in climate patterns, could have an increasingly adverse impact on our business and customers. At December 31, 2025, we had 104 manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2025, our customers were located in approximately 100 countries.
Our steel rod mill in Sterling, Illinois, is energy intensive and depends on electricity and other utilities at commercially reasonable rates. Periods of extreme weather, including prolonged hot or cold weather events, have increased and may continue to increase overall electricity and natural gas demand, place stress on regional power grids, and contribute to higher or more volatile utility rates, impacting our utility costs. Such conditions may also increase the risk of service interruptions.
The increased frequency and severity of weather-related events could damage our physical assets, local infrastructure, transportation systems, water delivery systems, and our customers' or suppliers' operations, and disrupt our manufacturing operations (including our steel rod mill and wire drawing mills), all of which could harm our business, results of operations, and financial condition.
Indirect Physical Effects
The physical effects of climate change could continue to adversely impact our supply chain. In the past, we experienced (due, in part, to severe weather-related impacts) supply shortages in chemicals, which restricted foam supply and constrained overall mattress production in the bedding industry. This reduced our production levels and increased our cost of chemicals and foam. Severe weather impacts could also reduce the supply of other products in our supply chain, resulting in higher prices for our products and the resources needed to produce them. If we are unable to secure an adequate and timely supply of raw materials and products in our supply chain, or the cost of these raw materials or products materially increases, it could negatively impact our business, results of operations, and financial condition.
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

PART I
unable to respond effectively to these evolving market dynamics, continue to react to changes in technology, successfully develop new and innovative products, or successfully respond to evolving business trends, including continuing to produce comparatively lightweight and EV-compatible components, our share in these markets could be materially negatively impacted.
Driven in part by climate change legislation, the global automotive industry has experienced a rapid acceleration in the transition from internal combustion engine vehicles to electric vehicles (EVs). China has emerged as a global leader in EV adoption, with Chinese EV manufacturers gaining market share at the expense of our multinational automotive OEM customer base. This shift has intensified competitive pressures across traditional automotive supply chains and has begun to impact our market share, particularly in regions where Chinese EV manufacturers have seen success in competing on price. If our multinational automotive OEM customers are unable to compete effectively with the Chinese EV manufacturers, their market share could continue to be further reduced, which could continue to negatively impact the demand for our Automotive products and adversely harm our business, financial condition, and results of operations.
Global economic, political, legal, and business factors could adversely impact our business.
We operate in global markets. Approximately 41% of our sales in 2025 were generated outside the United States. In addition, as of December 31, 2025, 43 manufacturing facilities and approximately one-third of our tangible long-lived assets were located outside the United States. Our reliance on sales and manufacturing facilities outside the United States exposes us to a number of risks, including price and currency controls; sanctions, export controls or trade restrictions, including import and export tariffs; extraterritorial effects of U.S. laws; expropriation of assets; war; civil uprisings; political instability; nationalization of manufacturing facilities or private enterprises; hyperinflationary conditions; the necessity of governmental approvals for products and operations; currency conversion; cash repatriation; and laws and regulations that may be arbitrarily applied.
We have 12 manufacturing facilities in China as of December 31, 2025 that contribute significantly to our earnings (through both trade sales and as intercompany suppliers to our operating locations outside of China), primarily within our Specialized Products segment. We also have third-party suppliers who are located in China. China presents unique risks due to ongoing tensions in U.S.-China relations, China’s distinct regulatory landscape, tariffs and counter-tariffs specific to China, China’s level of integration with key components in our global supply chain, and the limited availability of various components and materials, including certain rare earth elements, that are largely unique to China, among other risks.
These factors have resulted in, and could continue to result in, among other things, supply chain or production disruptions, lower consumer demand, compressed profit margins, unfavorable foreign currency exchange rates, and laws, regulations (including tax laws and regulations), restrictions, and tariffs, any of which could materially negatively impact our business, results of operations, financial condition, and cash flows.
Geopolitical Risk Factors
Geopolitical conflicts or export restrictions have negatively impacted, and could continue to negatively impact, the availability of semiconductors and/or other automotive products, and restrictions on semi-conductor manufacturing equipment could contribute to reduced semiconductor supply, impacting our operations globally.
Our OEM and Tier 1 manufacturer customers use semiconductors, or components containing semiconductors, and other automotive components, such as electric and hybrid vehicle motors, batteries, etc., in their manufacture of automotive components and/or vehicles. This supply is currently challenged and could continue to be challenged. According to certain market reports, Taiwan and, to a lesser extent, China are leading manufacturers of the world’s semiconductor supply, and Europe is a key manufacturer of semiconductor-manufacturing equipment and sub-systems and related components. Conflict between China and Taiwan has led, and could continue to lead, to trade sanctions, export controls, technology disputes, or supply chain disruptions, which has affected and could continue to affect the semiconductor industry. In addition, China has implemented export restrictions on several critical minerals, including rare earth elements like dysprosium, terbium, and samarium, as well as tungsten, tellurium, bismuth, indium, and molybdenum. These minerals are crucial for semiconductors, electric and hybrid vehicle motors, batteries, and other automotive components. Geopolitical conflicts, export restrictions, and tariffs have led and could continue to

PART I
lead to decreased availability of these components, negatively impacting our OEM and Tier 1 manufacturer customers' supply chains and production schedules.
In September 2025, a Chinese-owned chip maker, who is a key supplier of basic automotive semiconductors, halted shipments following the Dutch government's seizure of the company's Netherlands operations. This supply chain disruption, coupled with Chinese export restrictions targeting the company's Chinese operations, has led, and could continue to lead, to reduced availability of these components. Potential reinstatement or expansion of export controls, as well as the risk of further governmental intervention, create the risk of further supply chain disruptions.
If our OEM and Tier 1 manufacturer customers are unable to obtain appropriate amounts of these components for vehicle production, then demand for our Automotive products could be reduced, which could adversely harm our business, financial condition, and results of operations. In addition, any outbreak of hostilities or conflict between China and Taiwan, or conflict arising in U.S.-EU relations, including retaliatory responses connected to actions related to Greenland, could harm our operations globally and the operations of our customers and suppliers.
Financial Risk Factors
Our borrowing costs have been and may continue to be, and access to liquidity could be, impacted by lower credit ratings.
Independent rating agencies evaluate our credit profile and have assigned ratings for our debt, which are reevaluated from time to time. In the past, rating downgrades have resulted in, and could continue to result in, higher interest rates. Lower credit ratings could adversely affect our sources of borrowing and our financial arrangements, including access to the capital markets, commercial paper market, our lending agreements, and supply chain financing arrangements. If our ability to access and raise debt in the capital markets or meet our short-term borrowing needs in the commercial paper market is limited, we may be required to borrow under our credit facility to fund our liquidity needs. Lower credit ratings have resulted in, and could continue to result in, increased borrowing costs.
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
Our bad debt expense has fluctuated over the last three years: $7 million and $6 million expense in 2025 and 2024, respectively, and $7 million benefit in 2023. Inventory write-downs were $13 million, $36 million, and $9 million in 2025, 2024, and 2023, respectively. Reserves increased in 2024 primarily due to 2024 Restructuring Plan impacts and write-downs of selected products primarily in our Bedding Products segment. If our customers are unable to pay us and take delivery of previously ordered inventory on a timely basis, larger reserves may be required and may result in a negative impact on our earnings, liquidity, cash flow, and financial condition.
Our goodwill and other long-lived assets have been, and could be, subject to impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which would be reduced if we determine that those assets are impaired. At December 31, 2025, goodwill and other intangible assets represented $843 million, or 24% of our total assets. In addition, net property, plant, and equipment, operating lease right-of-use assets, and other noncurrent assets totaled $950 million, or 27% of total assets.

PART I
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
The annual goodwill impairment testing in the second quarter of 2025 indicated no impairments. As of June 30, 2025, the fair values of all reporting units exceeded their respective carrying amounts by less than 100% in part due to ongoing macroeconomic uncertainties, including uncertainty surrounding tariffs. The fair values of our reporting units were reconciled to our consolidated market capitalization, which decreased due to the decline in the stock price compared to the prior year. Fair value exceeded carrying value by less than 50% at June 30, 2025 for the reporting units summarized in the table below, which excludes the Aerospace Products Group divested in August 2025 as discussed in Note S to the Consolidated Financial Statements on page 121.

Reporting Unit (Dollar amounts in millions)	December 31, 2025 Goodwill Value	Fair value in excess of carrying value as of June 30, 2025
Bedding	$324	20%
Home Furniture	68	34
Work Furniture	55	29
If expectations are not met in future quarters, additional goodwill impairment(s) may be required. In evaluating the potential for impairment of goodwill and other long-lived assets, we make assumptions and estimates regarding future operating performance, business trends, and market and economic performance, including future sales, operating margins, growth rates, and discount rates.
We are continuing to monitor all factors impacting these reporting units. If actual results or the long-term outlook of any of our reporting units materially differ from the assumptions and estimates used in the goodwill and other long-lived assets valuation calculations, or there is a sustained decrease in our stock price, we could incur future non-cash impairment charges, which would have a material negative impact on our earnings.
The annual goodwill impairment testing in the second quarter of 2024 indicated that fair value had fallen below carrying value for three reporting units. We had non-cash impairments in 2024 of $587 million, $44 million, and $44 million in our Bedding, Work Furniture, and Hydraulic Cylinders reporting units, respectively. After this impairment, the Hydraulic Cylinders reporting unit did not have any goodwill remaining. In addition, we had an impairment of $1 million related to a small U.S. machinery business within the Bedding Products segment that reached held-for-sale status in the fourth quarter of 2024 and was associated with the 2024 Plan.
Long-lived Asset Impairment
As discussed in Note E to the Consolidated Financial Statements on page 94, impairment charges of $19 million in 2025 were related to the 2024 Plan and were primarily related to lease impairments. We had $6 million of long-lived asset impairment charges in 2024, of which $4 million were associated with the 2024 Plan.
Late in the fourth quarter of 2023, we had a triggering event to review long-lived assets and test for impairment when certain of our Elite Comfort Solutions and Kayfoam customers notified us of efforts to improve their financial position by moving their business to or exploring alternative suppliers, which adversely impacted our future cash flow forecast. Although estimated undiscounted cash flows had previously exceeded carrying values, updated sales and earnings forecasts completed in early January 2024 indicated reduced expected cash flows. As a result, we performed recoverability and impairment testing, which led to a non-cash pretax charge of $444 million for long-lived asset impairments (primarily customer relationships, technology, and trademarks) in the Bedding Products segment for the fourth quarter of 2023. This impairment was unrelated to the 2024 Restructuring Plan.
We regularly evaluate long-lived assets for indicators of impairment, such as market conditions, operating performance, strategic decisions, or technical obsolescence. While we believe our current asset valuations are appropriate, future assessments may result in non-cash charges, which would have a material negative impact to our earnings.

PART I
If we do not comply with the restrictive covenants in our credit facility, we may not be able to borrow in the commercial paper market or under our credit facility and our outstanding debt instruments may default, all of which would adversely impact our liquidity.
Our multi-currency credit facility was amended in July 2025 and matures on July 24, 2030. It provides us the ability, from time to time, subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1 billion (previous to the amendment was $1.2 billion). At December 31, 2025, we were in compliance with all of our debt covenants. Capitalized terms used in this section but not defined herein have the meanings set forth in the Credit Agreement.
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
At December 31, 2025, we had no commercial paper outstanding and had no borrowing under the credit facility. Based on our trailing 12-month Consolidated EBITDA, Unrestricted Cash, debt levels, and a leverage ratio covenant of 3.50 to 1.00 at December 31, 2025, our borrowing capacity under the credit facility was $709 million. This may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our Consolidated EBITDA, Unrestricted Cash, debt levels at the time, and leverage ratio requirements. As our trailing 12-month Consolidated EBITDA, Unrestricted Cash, debt levels, and leverage ratio requirements change, our borrowing capacity increases or decreases.
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
Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. As discussed in Note O of the Consolidated Financial Statements, we had $153 million of deferred tax assets (net of a $21 million valuation allowance) as of December 31, 2025. It is possible the amount and source of our taxable income could materially change in the future. This change may impact our underlying assumptions on which valuation allowances are established and negatively affect future period

PART I
earnings and balance sheets. As a result, we may not be able to realize deferred tax assets on our balance sheet.
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
Steel is our principal raw material. The global steel markets are cyclical in nature and have been volatile in recent years. This volatility can result in large swings in pricing and margins from year to year. As a producer of steel rod, we are also impacted by volatility in metal margins (the difference between the cost of steel scrap and the market price for steel rod). If market conditions cause scrap costs and rod pricing to change at different rates (both in terms of timing and amount), metal margins could again become compressed as they have in the past and this would negatively impact our results of operations.
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
We continue to face pressure from foreign competitors, as some of our customers source a portion of their components and finished products offshore. We have experienced some reduced sales and lower earnings related to lower-priced imports of mattresses and innersprings. Continued lower-priced mattress and innerspring imports could further negatively impact our market share, sales, profit margins, and earnings.
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

PART I
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
The automotive component industry is highly competitive. The evolving automotive market, including the growth of hybrid and electric vehicles, has attracted, and may continue to attract, new OEM entrants to the industry, resulting in market share losses for our existing customers. We have also experienced increased competition from Chinese-based component suppliers who are growing market share in China, particularly with Chinese-based OEMs, which may adversely affect sales and profit margins of our products.
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
In 2025, 41% of our sales were generated by international operations, primarily in Europe, China, Canada, and Mexico. As of December 31, 2025, 43 of our manufacturing facilities were located outside the United States. We are exposed to currency exchange rate fluctuations by our purchase of raw materials and component parts from suppliers in multiple countries. We experience currency-related gains and losses where sales or purchases are denominated in currencies other than the functional currency. We also have balance sheet, cash flow, and net investment risk associated with foreign currency exchange rates. If the applicable foreign currency exchange rates devalue the currency we receive for the sale of our products or the currency we use to purchase raw materials or component parts from our suppliers, it may have a material adverse effect on our competitiveness, profit margins, and earnings.
Information Technology and Cybersecurity Risk Factors
Information technology failures, cybersecurity incidents, or technology disruptions could have a material adverse effect on our operations.
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

PART I
cybersecurity threats and what we have learned in responding to those threats, we have improved cybersecurity efforts, including stronger protective processes and controls.
Although we have purchased broad form cyber insurance coverage and strive to provide a balanced level of cybersecurity protections, cybersecurity risk has increased due to growing sophistication of cybersecurity adversaries, as well as the increased frequency of cybersecurity attacks, including malware. As such, information technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure or alterations of confidential information and disruptions to the systems of our third-party suppliers and providers. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems or bypass our detection capabilities, including those resulting from ransomware attached to our industrial control systems. If these systems are materially interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, ransom payments, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damage, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value. We may also be required to devote significant management resources and expend significant additional resources to address problems created by any such interruption, damage, or failure.
Challenges in managing the use of artificial intelligence could result in legal liability, reputational harm, competitive harm, and adversely affect our results of operations.
We currently use artificial intelligence (AI) technologies, including those offered by third parties, on a limited basis, and take a measured approach to expansion of uses where it can create value. While we prohibit the use of unauthorized AI technologies, our employees may use AI in an unauthorized manner. While improper or unauthorized use of AI technologies increases the risk of exposing sensitive data, violating third-party intellectual property rights or privacy laws, the use of authorized AI also carries certain inherent risks, including inaccurate or biased responses, all of which could lead to errors in our business activities and harm our reputation. Our ability to mitigate these risks will depend on our continued effective maintenance, training, monitoring, and enforcement of appropriate policies governing the use of AI technologies, and the results of any such use, by us. The legal and regulatory landscape relating to AI and its use is uncertain and rapidly evolving. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. In addition, if we fail to adapt or are unable to deploy AI successfully, or if our competitors and other third parties adopt AI into their operations and processes more rapidly or effectively than us, we could be placed at a competitive disadvantage and our ability to compete could be negatively impacted. If any of these risks are realized, it could adversely impact our results of operations, cash flow, financial condition, and stock price.
Trade Risk Factors
Tariffs by the United States and counter-tariffs by other countries could result in materially lower margins, lost sales, and an overall adverse effect on our results of operations.
The United States has imposed, and could impose in the future, broad-ranging tariffs on imports. Certain tariffs imposed by the United States have been judicially invalidated by a recent Supreme Court ruling, but may be replaced under other statutory authority. In retaliation, many countries have imposed, and could impose in the future, counter-tariffs on U.S.-produced items. Tariffs have spurred, and could continue to spur, additional retaliatory moves by affected countries, including by Canada, China, India, and Mexico.
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
We expect tariffs to present both positive and negative impacts across our businesses. It is possible that wide-ranging tariffs could drive inflation, weaken consumer confidence, and ultimately reduce consumer demand for our products and negatively impact our consolidated results of operations. Also, if we are unable to pass through additional costs created by current or new tariffs, it could result in materially lower margins, lost

PART I
sales, and an overall adverse effect on our results of operations. Tariffs could also negatively impact our customers' demand for our products, as they may face significantly increased costs from importing our products or from selling their foreign-produced products containing our foreign-produced components into the United States. If tariffs are further invalidated, modified or expanded, additional tariffs are implemented, or our information is incorrect, our consolidated results of operations could be materially negatively impacted.
U.S. export controls against China could contribute to a global semiconductor shortage and negatively impact (i) our ability to manufacture and timely deliver our products, (ii) our OEM and Tier 1 customers’ production schedules, and (iii) the demand for our products.
Our Automotive Group uses semiconductors in seat comfort products and, to a lesser extent, in motors and actuators. Our OEM and Tier 1 customers also use semiconductors, or components containing semiconductors, in their manufacture of automotive components and/or vehicles. According to certain market reports, China is a significant manufacturer of semiconductors. The U.S. government has imposed export controls regarding certain advanced semiconductor chips and semiconductor manufacturing equipment which restrict U.S. companies’ ability to export these products to China without a license. The Netherlands and Japan have also moved forward with more restrictive export controls related to specific equipment used for the manufacture of semiconductors. The controls may contribute to a global semiconductor shortage and negatively impact our ability to source an adequate supply of semiconductors used in our manufacturing processes. If so, any resulting shortage could endanger our ability to manufacture and timely deliver our products. It also could negatively impact our OEM and Tier 1 customers’ production schedules and the demand for our products. Additionally, China has imposed export controls on certain critical minerals used in semiconductors and may adopt additional retaliatory trade restrictions against U.S. companies. Such measures could affect not only our China-based operations, but also our operations in the United States and other regions. Any of these risks, if realized, could negatively impact our business, results of operations, and financial condition.
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

PART I
predict and will depend, in large part, on the extent of final regulations and the ways in which those regulations are enforced.
As of December 31, 2025, we had 104 manufacturing facilities in 18 countries, primarily in North America, Europe, and Asia. Most of our facilities are engaged in manufacturing processes that produce GHG emissions, including carbon dioxide. We also maintain a fleet of over-the-road tractor trailers that emit GHG emissions when providing freight services to many of our U.S.-based manufacturing locations. Certain transition risks, or risks related to the process of reducing our carbon footprint, could materially affect our business, capital expenditures, results of operations, financial condition, competitive position, and reputation. One transition risk is the change in laws, regulations, and policies that could impose significant operational and compliance burdens. Also, if our customers incur additional costs to comply with such laws, regulations, and policies, impacting their ability to operate at the same or similar levels, the demand for our products could be adversely affected.
In addition, overall, there continues to be a lack of consistent climate legislation in the jurisdictions in which we operate, which creates economic and regulatory uncertainty. If these laws or regulations impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. Non-compliance with climate change treaties or legislative and regulatory requirements could also lead to significant fines and penalties and negatively impact our reputation. To date, we have not experienced a material impact from such legislative and regulatory efforts. The ultimate impact and associated cost of these legislative and regulatory developments cannot be predicted at this time. In addition, we have developed preliminary estimates of the capital expenditures or operating and administrative costs that may be required to implement our GHG reduction strategy, and these costs and expenses are not expected to materially impact our results of operation, cash flow from operations, or financial condition.
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
Publicly traded companies are increasingly subject to campaigns by activist shareholders regarding sustainability and other financial matters. The actions of activist shareholders may cause fluctuations in our stock price based upon speculation about our future. Such speculation can harm relationships with investors, customers, suppliers, and employees and can be costly and time consuming, disrupting our business and diverting the attention of our Board of Directors and management from pursuing our business strategies. In addition, decreases in our stock price make us more susceptible to unwarranted shareholder activism. Shareholder activism could adversely affect our business, results of operations, and stock price.

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
We are subject to reviews and/or audits by taxing authorities in the countries where we operate and are currently in various stages of examination in several jurisdictions. China has recently intensified its review of tax compliance among foreign enterprises. We underwent reviews in 2023 and 2024 resulting in no material findings, while in 2025 and early 2026, we have seen an increased number of these reviews initiated by Chinese tax authorities.
Although the outcome is uncertain, we believe we have valid defenses and intend to rigorously contest the reviews initiated by the China authorities and have not recorded any impact associated with these matters. We have established liabilities for other matters we believe are appropriate, with such amounts representing what we believe is a reasonable provision for taxes that we ultimately might be required to pay. However, our exposure could increase over time as more information becomes known relative to the resolution of these reviews and/or audits, as governmental tax positions may be sustained, or we may agree to certain tax adjustments. We could incur additional tax expense if we have adjustments higher than the liabilities recorded that could have a material negative effect on our results of operations or financial condition.
Legal Risk Factors
We are exposed to legal contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending legal proceedings, we have recorded an immaterial aggregate contingency accrual at December 31, 2025. Based on current known facts, aggregate reasonably possible (but not probable, and therefore not accrued) losses in excess of the accruals for legal contingencies are estimated to be $26 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $26 million referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see Item 3 Legal Proceedings on page 30 and Note T on page 122 of the Notes to Consolidated Financial Statements.
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

PART I
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
Cybersecurity threats are identified, assessed, and monitored by our Security Operations Center, which is staffed with cybersecurity professionals who report to the Senior Cyber Security Operations Manager who reports directly to the Company's Chief Information Security Officer (CISO), and includes resources provided by external vendors to cover continuous monitoring and remediation. When a cybersecurity threat or incident meets certain categorized thresholds, as determined by our Cybersecurity Incident Response Plan, we follow an escalation review process which can result in our CISO forwarding the threat or incident to our cybersecurity crisis response team consisting of our CEO, CFO, CHRO, CIO, and General Counsel (the "Crisis Response Team"). Our CISO and the Crisis Response Team, pursuant to guidance from our CISO, assess and manage our response to cybersecurity threats and incidents. Our CISO follows a risk-based escalation process to notify our General Counsel of certain cybersecurity threats and incidents, and our General Counsel analyzes our obligation to report any incident publicly. If the General Counsel determines disclosure is warranted, she reports this conclusion to the CISO, the Crisis Response Team, and the Company's Public Disclosure Committee for consideration and disclosure.
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
Although we have not experienced any material cybersecurity incidents, because of past immaterial cybersecurity threats and incidents, and what we have learned in responding to those threats, we have increased our cybersecurity program-enhancement efforts, including stronger protective controls. As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, including our business strategy, results of operations, or financial condition. However, for a discussion of risks from cybersecurity threats that could materially affect our business strategy, results of operations, or financial condition, see Item 1A. Risk Factors - Information technology failures, cybersecurity incidents, or new technology disruptions could have a material adverse effect on our operations on page 22, which is incorporated by reference into this Item 1C.
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
Our CISO and the Crisis Response Team, pursuant to guidance from our CISO, assess, identify, and manage material risks from cybersecurity threats and incidents, as described above under Cybersecurity Risk Management and Strategy. The CISO has served in this role since October 2024, and has over 20 years of

PART I
professional experience in identifying, evaluating, and responding to cybersecurity threats and incidents. Our CISO holds a Bachelor of Science degree from DeVry University, Addison, Illinois, a Masters in Business Administration from Western Governors University, is a Certified Information Systems Security Professional (CISSP), a GIAC Certified Incident Handler (GCIH), and holds a GIAC Certification in Strategic Planning, Policy and Leadership. Members of the Crisis Response Team have extensive work experience in systems and programming, auditing, compliance and privacy laws, financial controls and procedures, and operations management. With the assistance of the CISO, along with our internal cybersecurity and information technology professionals and our third-party cybersecurity consultants and advisors, the Crisis Response Team is charged with the responsibility of preventing, detecting, mitigating, and remediating cybersecurity threats and incidents.
Although we have purchased broad form cyber insurance coverage and strive to provide a balanced level of cybersecurity protections, cybersecurity risk has increased due to growing sophistication of cybersecurity adversaries, as well as the increased frequency of cybersecurity attacks, including malware. As such, information technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure or alterations of confidential information and disruptions to the systems of our third-party suppliers and providers. We cannot be certain that the attacker’s capabilities will not compromise our technology protecting information systems or bypass our detection capabilities, including those resulting from ransomware attached to our industrial control systems. If these systems are materially interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, ransom payments, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, increased insurance premiums, reputational damage, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value. We may also be required to devote significant management resources and expend significant additional resources to address problems created by any such interruption, damage, or failure.
For more information regarding cybersecurity risks, refer to Item 1A. Risk Factors - Information Technology and Cybersecurity Risk Factors on page 22.
Item 2. Properties.
Our corporate office is located in Carthage, Missouri. As of December 31, 2025, we had 104 manufacturing locations in 18 countries, of which 61 were located across the United States and 43 were located in foreign countries. We also had various sales, warehouse, and administrative facilities. However, our manufacturing plants are our most important properties.

Manufacturing Locations by Segment

Manufacturing Locations	Company- Wide	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products
United States	61	18	3	40
Europe	15	7	6	2
China	12	1	9	2
Canada	8	—	3	5
Mexico	3	1	2	—
Other	5	1	3	1
Total	104	28	26	50
For more information regarding the geographic location of our manufacturing facilities refer to Geographic Areas of Operation under Item 1. Business on page 8.

PART I
Manufacturing Locations Owned or Leased by Segment

Manufacturing Locations	Company- Wide	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products
Owned	53	22	11	20
Leased	51	6	15	30
Total	104	28	26	50
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
No individual physical property is material to our overall manufacturing processes, except for our steel rod mill in Sterling, Illinois, and our wire drawing mills in Carthage, Missouri, and Kouts, Indiana. These facilities are reported in our Bedding Products segment. The rod mill consists of approximately 1 million square feet of owned production space. It has annual output capacity of approximately 500,000 tons of steel rod, of which approximately half is used by our own wire drawing mills. Our wire drawing mills convert the steel rod into drawn steel wire. This wire is used in the production of many of our products, including mattress innersprings. A disruption to the operation of, or supply of steel scrap to, our steel rod mill could require us to purchase steel rod from alternative supply sources, subject to market availability. A disruption to the operation of, or supply of steel rod to, our wire drawing mills could require us to purchase drawn wire from alternative supply sources, subject to market availability. Trade actions by the U.S. government, along with the existence of antidumping and countervailing duty orders against multiple countries, could result in reduced market availability and/or an increase in the cost of steel rod and/or drawn wire. If we experience a disruption in our ability to produce steel rod in our mill, for whatever reason, coupled with a reduction of adequate and/or timely supply from alternative market sources of quality steel rod, or if we experience a disruption in our ability to produce drawn wire in our wire drawing mills, for whatever reason, coupled with a reduction of adequate and/or timely supply from alternative market sources of quality drawn wire, we could experience a material negative impact on our Bedding Products segment’s and the Company’s results of operations.
We believe that our owned and leased facilities are suitable and adequate for the manufacture, assembly, and distribution of our products. Our properties are strategically located to allow timely and efficient delivery of products and services to our diverse customer base. In 2025, most of our manufacturing facilities operated at less than full capacity utilization rates. As such, we have excess production capacity in most of our businesses.
In the first quarter of 2024, we committed to the 2024 Restructuring Plan, pursuant to which we have consolidated 17 manufacturing and distribution facilities in the Bedding Products segment, and four production facilities in the Furniture, Flooring & Textile Products segment, primarily in the United States. The production in the affected facilities has been consolidated into other facilities, or in a few cases, eliminated. Optimizing our manufacturing and distribution footprint has reduced complexity, improved overall efficiency, and aligned capacity with anticipated future market demand. For more information about the 2024 Restructuring Plan, please see the discussion under 2024 Restructuring Plan in Operational Risk Factors beginning on page 14 in Item 1A. Risk Factors, and on page 39 in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART I
Item 3. Legal Proceedings.
Reference is made to the information in Note T on page 122 of the Notes to Consolidated Financial Statements, which is incorporated into this section by reference.
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
On November 18, 2025, the Company, along with the 2023 Petitioners, filed with the DOC requests to initiate anti-circumvention inquiries on mattress component imports from Poland, Mexico, and Malaysia. The requests allege that mattress components are being imported from these three countries and assembled into finished mattresses in the United States, which are then sold in the United States. The anti-circumvention requests allege that the assembly of these components is minor or insignificant under the law and as a result, the mattress component imports from Poland, Mexico, and Malaysia are allegedly circumventing anti-dumping orders.
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

PART I
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

Name	Age	Position
Karl G. Glassman	67	President and Chief Executive Officer
Benjamin M. Burns	48	Executive Vice President and Chief Financial Officer
Jennifer J. Davis	50	Executive Vice President and General Counsel
J. Tyson Hagale	48	Executive Vice President, President—Bedding Products
Ryan M. Kleiboeker	47	Executive Vice President—Chief Strategic Planning Officer
Lindsey N. Odaffer	43	Executive Vice President—Chief Human Resources Officer
R. Samuel Smith, Jr.	58	Executive Vice President, President—Specialized Products and Furniture, Flooring & Textile Products
Tammy M. Trent	59	Senior Vice President—Chief Accounting Officer
Subject to certain severance benefit agreements and retention agreements, the executive officers generally serve at the pleasure of the Board of Directors. The severance benefit agreements with Ms. Davis and Messrs. Glassman, Burns, Hagale and Smith are listed as exhibits to this report. Also, the form of retention agreement entered into with Ms. Davis, and Messrs. Burns, Hagale and Smith is listed as an exhibit to this report. Please see Exhibit Index on page 124 for reference to the agreements.
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

PART I
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
Lindsey N. Odaffer was appointed Executive Vice President—Chief Human Resources Officer in January 2025. She previously served the Company as Vice President, Financial Support Services in 2024, as Vice President, Internal Audit/Due Diligence since 2017, and in various other internal audit roles of increasing responsibility since 2005.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the New York Stock Exchange (symbol LEG).
Shareholders and Dividends
As of February 20, 2026, we had 5,499 shareholders of record.
On February 26, 2026, our Board declared a quarterly cash dividend of $.05 per share payable on April 15, 2026 to shareholders of record on March 13, 2026. We have no contractual restrictions that materially limit our ability to pay such dividends. Our Board may change our dividend policy at any time and could do so, for example, if it was to determine that (i) strategic alternative uses of cash are in the best interest of the Company and its shareholders, or (ii) we have insufficient cash to fund dividends, capital expenditures, or working capital needs, to reduce leverage, or to ensure compliance with our leverage ratio under our credit agreement. However, our current expectation is to continue paying dividends at a comparable quarterly rate or higher.
For more information on dividends, see Dividends in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 55.
Issuer Purchases of Equity Securities
As seen by the below table, neither we nor any affiliated purchaser purchased any shares of our common stock during any calendar month in the fourth quarter of 2025.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 2025	—	$—	—	10,000,000
November 2025	—	$—	—	10,000,000
December 2025	—	$—	—	10,000,000
Total	—	$—	—
1 This column does not include shares withheld for taxes on stock unit conversions, as well as forfeitures of stock units, all of which totaled 3,207 shares in the fourth quarter of 2025. The average price per share for these shares was $9.72.
2 On August 7, 2024, the Board authorized the Company to repurchase up to 10 million shares each calendar year. This standing authorization was first announced on Form 10-Q for the quarter ended June 30, 2024, filed August 7, 2024, and will remain in force until repealed by the Board of Directors. This standing Board authorization replaced the prior Board authorization adopted in 2022, which provided the same repurchase authority to the Company with only minor administrative differences. We substantively have had the same share repurchase authority since 2004, and this authority includes the 2026 calendar year. No specific repurchase schedule has been established. The authority does not obligate the Company to purchase a minimum number of shares.

Stock Performance Graph
The following graph and table below show the cumulative total shareholder return for five years for the Company’s common stock (LEG), the S&P SmallCap 600® index, and our Peer Group index. The comparison assumes that $100 was invested on December 31, 2020 in shares of LEG and in each of the indices, and assumes that all of the dividends were reinvested. We measure the Company's relative performance against the S&P SmallCap 600® index, of which the Company is included, and against our Peer Group Index. The Company has selected a Peer Group of manufacturing companies that aligns with the Company's current end market exposure, macroeconomic sensitivity, and capital discipline. Our Peer Group includes: AMETEK, Inc. (AME), Core & Main, Inc. (CNM), Fortune Brands Innovations, Inc. (FBIN), Gentherm Incorporated (THRM), La-Z-Boy Incorporated (LZB), Lear Corporation (LEA), Masco Corporation (MAS), MillerKnoll, Inc. (MLKN), Mohawk Industries, Inc. (MHK), and Somnigroup International Inc. (SGI).

Comparison of 5 Year Cumulative Total Shareholder Return
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
LEG
S&P SmallCap 600 ®
Peers

	For the Years Ended
	2020	2021	2022	2023	2024	2025
LEG	$100	$96	$79	$68	$26	$31
S&P SmallCap 600 ®	100	127	106	123	134	142
Peers	100	125	95	124	131	142

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
Item 6. Reserved.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
HIGHLIGHTS

	2025	2024	2023
(Dollar amounts in millions, except for per share data)
Net trade sales	$4,055	$4,384	$4,725
Earnings (loss) before interest and taxes (EBIT)	356	(430)	(90)
Cash from operations	338	306	497
Total debt	1,498	1,864	1,988
Trade sales decreased 7% in 2025. Divestitures reduced sales 2%. Organic sales decreased 5%, with volume declines of 6% partially offset by raw material-related selling price increases and currency benefit of 1%. 2024 trade sales decreased 7%. Organic sales decreased 7% with volume declines of 4% and raw material-related price decreases of 3%.
Earnings in 2025 increased primarily due to the year-over-year changes from the items listed below, as well as restructuring benefit and metal margin expansion, partially offset by lower volume. 2024 earnings decreased primarily due to the year-over-year changes from the items listed below, as well as lower volume and unfavorable sales mix, raw material-related pricing adjustments (primarily in our Bedding Products segment), metal margin compression in our Steel Rod business, and other higher expense items, such as bad debt and medical, partially offset by operational efficiency improvements.

(Income)/expense, pretax (Dollar amounts in millions)	2025	2024	2023
Gain on sale of Aerospace Products Group	$(91)	$—	$—
Net gain from insurance proceeds	(35)	(2)	(9)
Gain on sale of real estate	(29)	(31)	(11)
Restructuring, restructuring-related, and impairment charges ($23 and $17 non-cash in 2025 and 2024, respectively)	36	50	—
Pension settlement (non-cash)	22	—	—
Somnigroup unsolicited offer evaluation costs	3	—	—
Goodwill impairment (non-cash)	—	676	—
CEO transition compensation costs	—	4	—
Long-lived asset impairment (non-cash)	—	—	444
Total [1]	$(93)	$696	$424
1 Calculations impacted by rounding

In 2025, we generated $338 million in cash from operations compared to $306 million in 2024. The increase was driven primarily by working capital improvements. Cash from operations in 2024 decreased primarily from lower earnings and less benefit from working capital.
In July 2025, we amended our credit agreement to extend the maturity date to 2030 and reduce the lending commitments from $1.2 billion to $1.0 billion.
On August 29, 2025, we divested our Aerospace Products Group (within our Specialized Products segment) for net cash proceeds of $280 million and recognized a pretax gain of $91 million after final adjustments for working capital were completed in December 2025. We collected the final working capital adjustment of $4 million in January 2026.
These topics are discussed in more detail in the sections that follow.

INTRODUCTION
Somnigroup Discussions
In December 2025, we announced the Company received an unsolicited proposal from Somnigroup International Inc. (Somnigroup) to acquire the Company in an all-stock transaction. In January 2026, our Board of Directors, in consultation with its financial and legal advisors, announced that it had determined that the Somnigroup offer undervalues the Company and publicly declined the Somnigroup proposal. Our Board also publicly announced that it has entered into a customary non-disclosure agreement and six month standstill with Somnigroup to facilitate customary due diligence and to determine if a transaction can be reached that delivers appropriate value and certainty to the Company and its shareholders. There can be no assurance that the Board's evaluation will result in a transaction and, if there is a transaction, the price, form of consideration, or other terms and conditions of any such transaction. We incurred $3 million of professional costs associated with this activity through December 31, 2025.
Customers
We serve a broad suite of customers, with our largest customer representing approximately 7% of our trade sales in 2025. Many are companies whose names are widely recognized. They include bedding brands and manufacturers, residential and office furniture producers, automotive OEM and Tier 1 manufacturers, big box retailers, and a variety of other companies.
Organic Sales
We calculate organic sales as trade sales excluding sales attributable to acquisitions and divestitures consummated within the last twelve months. Management uses the metric, and it is useful to investors, as supplemental information to analyze our underlying sales performance from period to period in our legacy businesses.
Major Factors That Impact Our Business
Tariffs Impacting our Business
We continue to monitor and evaluate policy changes impacting global trade, including tariff regulations, the effects of announced tariffs, the judicial invalidation of certain tariffs, and the potential imposition of modified or additional tariffs. These policy changes create uncertainty regarding the scope, duration, and financial impact of tariffs, as well as the potential refund of duties previously paid for invalidated tariffs. It is possible that wide-ranging tariffs could drive inflation, weaken consumer confidence, and ultimately reduce consumer demand for our products and negatively impact our consolidated results of operations.
Tariffs present both positive and negative impacts across our businesses and we continue to be actively engaged with customers and suppliers to mitigate the impact of tariffs. Our efforts include leveraging our global footprint to shift production and sourcing to less-impacted regions, implementing pricing actions where appropriate, and pursuing increased demand opportunities domestically.
In Bedding Products, Section 232 steel tariffs have had the largest impact on our business and have led to expanded metal margins and increased demand for our Steel Rod and Drawn Wire operations, but we have yet to see noticeable improvement in our innerspring demand. Section 232 steel tariffs were not impacted by the

PART II
recent Supreme Court ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act.
In late 2025, we consolidated our Kentucky Adjustable Bed manufacturing operation into our Mexico operation. This decision was driven by lower volume and tariffs on imported components, which resulted in a cost disadvantage for domestic production in a category that primarily competes with imported products. We expect our Mexican Adjustable Bed operation to remain cost competitive, assuming that the reciprocal tariff exemption for USMCA compliant products remains in place.
In Furniture, Flooring & Textile Products, our Home Furniture operations in China primarily sell components to Asian customers who export finished furniture to the United States. Our Chinese operations experienced meaningful disruptions early in the second quarter of 2025, including shipment delays, order cancellations, and customer shutdowns, which began to normalize later in the quarter with the postponement of tariffs. Additionally, we sell components to U.S. customers and maintain some intercompany supply from our Chinese operations. To help mitigate our tariff exposure, we set up production in Vietnam and began production late in the third quarter. Within Work Furniture, our teams are pursuing new opportunities with customers who are seeking regionally-supplied finished furniture and components. Finally, our Textile business continues to mitigate most tariff exposure by shifting to alternative sources in countries with lower tariff rates.
We continue to actively evaluate the potential impact of tariffs and counter-tariffs on our results of operations and financial condition, while also exploring possible opportunities to mitigate their impact. Although our analysis is based on limited and changing information, we currently do not expect tariffs, as presently implemented or anticipated, to have a material adverse effect on our consolidated results of operations. However, if tariffs are further invalidated, modified or expanded, additional tariffs are implemented, or our information is incorrect, our consolidated results of operations could be materially negatively impacted. Moreover, tariffs may decrease demand for our products which may negatively impact our sales and results of operations.
Sale of the Aerospace Products Group
Late in the first quarter 2025, the Aerospace Products Group (within our Specialized Products segment) met the criteria to be classified as held for sale, but did not meet the criteria for discontinued operations because it did not represent a strategic shift that would have a major effect on our financial results.
On August 29, 2025, we divested the Aerospace Products Group for a cash price, net of selling expenses and cash sold, of $280 million and recognized a pretax gain of $91 million after final adjustments for working capital were completed in December 2025. We collected the final working capital adjustment of $4 million in January 2026. The proceeds from the sale were primarily used to reduce debt. Our Aerospace Products Group was a supplier of complex, highly-engineered tube and duct assemblies for use primarily in commercial and military aircraft platforms and space launch vehicles. The business was comprised of seven manufacturing facilities located in the United States, the United Kingdom, and France, with approximately 700 employees at the time of the sale.
For the Aerospace Products Group sales and pre-tax earnings through the divestiture date, see Note S to the Consolidated Financial Statements on page 121.
Goodwill and Long-Lived Asset Impairment Testing
Goodwill Impairment Testing
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2025, goodwill and other intangible assets represented $843 million, or 24% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and other noncurrent assets assets totaled $950 million, or 27% of total assets.
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

The annual goodwill impairment testing in the second quarter of 2025 indicated no impairments. As of June 30, 2025, the fair values of all reporting units exceeded their respective carrying amounts by less than 100% in part due to ongoing macroeconomic uncertainties, including uncertainty surrounding tariffs. The fair values of our reporting units were reconciled to our consolidated market capitalization, which decreased due to the decline in the stock price compared to the prior year. Fair value exceeded carrying value by less than 50% at June 30, 2025 for the reporting units summarized in the table below, which excludes the Aerospace Products Group divested in August 2025 as discussed in Note S to the Consolidated Financial Statements on page 121.

Reporting Unit (Dollar amounts in millions)	December 31, 2025 Goodwill Value	Fair value in excess of carrying value as of June 30, 2025
Bedding	$324	20%
Home Furniture	68	34
Work Furniture	55	29
In evaluating the potential for impairment of goodwill and other long-lived assets, we make assumptions and estimates regarding future operating performance, business trends, and market and economic performance, including future sales, operating margins, growth rates, and discount rates.
We are continuing to monitor all factors impacting these reporting units. If actual results or the long-term outlook of any of our reporting units materially differ from the assumptions and estimates used in the goodwill and other long-lived assets valuation calculations, or there is a sustained decrease in our stock price, we could incur future non-cash impairment charges, which would have a material negative impact on our earnings.
The annual goodwill impairment testing in the second quarter of 2024 indicated that fair value had fallen below carrying value for three reporting units. We had non-cash impairments in 2024 of $587 million, $44 million, and $44 million in our Bedding, Work Furniture, and Hydraulic Cylinders reporting units, respectively. After this impairment, the Hydraulic Cylinders reporting unit did not have any goodwill remaining. In addition, we had an impairment of $1 million related to a small U.S. machinery business within the Bedding Products segment that reached held-for-sale status in the fourth quarter of 2024 and was associated with the 2024 Plan.
Long-lived Asset Impairment
Late in the fourth quarter of 2023, we had a triggering event to review long-lived assets and test for impairment when certain of our Elite Comfort Solutions and Kayfoam customers notified us of efforts to improve their financial position by moving their business to or exploring alternative suppliers, which adversely impacted our future cash flow forecast. Although estimated undiscounted cash flows had previously exceeded carrying values, updated sales and earnings forecasts completed in early January 2024 indicated reduced expected cash flows. As a result, we performed recoverability and impairment testing, which led to a non-cash pretax charge of $444 million for long-lived asset impairments (primarily customer relationships, technology, and trademarks) in the Bedding Products segment for the fourth quarter of 2023. This impairment was unrelated to the 2024 Restructuring Plan discussed below.
The activities resulting in the long-lived asset impairments discussed above were also considered a triggering event for goodwill impairment testing of the Bedding reporting unit, and no impairments were indicated (as discussed in Goodwill Impairment Testing starting on page 37).
We regularly evaluate long-lived assets for indicators of impairment, such as market conditions, operating performance, strategic decisions, or technical obsolescence. While we believe our current asset valuations are appropriate, future assessments may result in non-cash charges, which would have a material negative impact to our earnings.

PART II
2024 Restructuring Plan Substantially Complete
In 2024, we committed to a restructuring plan. The 2024 Plan was primarily associated with our Bedding Products segment and included, to a lesser extent, our Furniture, Flooring & Textile Products segment, our Specialized Products segment, and general and administrative cost structure initiatives. Over the course of the restructuring timeline, we consolidated 17 production and distribution facilities in the Bedding Products segment and four production facilities in the Furniture, Flooring & Textile Products segment. The 2024 Plan was substantially complete at the end of 2025. The following summarizes the 2024 Plan activity:

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
•Reduced corporate general and administrative expenses, fully realized in 2025

2025 ACCOMPLISHMENTS
Bedding Products segment
•Divested a small U.S. machinery business (two facilities)
•Largely completed Specialty Foam restructuring activity
◦Consolidated one Specialty Foam production facility
•Sold four properties
Specialized Products segment
•Completed manufacturing efficiency improvement activities in Hydraulic Cylinders
◦Right-sized our Hydraulic Cylinders facility in the UK
Furniture, Flooring & Textile Products segment
•Completed Phase 1 and substantially completed Phase 2 of Flooring Products restructuring
◦Consolidated two Flooring Products production facilities
•Sold one property

(Dollar amounts in millions-all pretax)	2024 Actual	2025 Actual	Since Inception	Total Plan Estimate
Plan activity:
Restructuring and restructuring-related costs:
Cash	$30	$9	$39	~$40
Non-cash	18	21	39	~$40
Total costs	$48	$30	$78	~$80

Pretax net cash from real estate [1]	$20	$28	$48	$70 to $80
1 This is only related to the 2024 Plan and does not include the sale of idle real estate. The proceeds from the 2024 sale of real estate resulted in a pretax gain of $17 million. Real estate sold in 2025 resulted in a pretax gain of $24 million. The remaining real estate sales proceeds are expected to be received during 2026 due to timing of listing properties.
EBIT Benefit:
We realized annualized EBIT benefit of $63 million in 2025 and expect approximately $5 million of incremental EBIT benefit in 2026.
•We realized $22 million in 2024.
•We realized $41 million of incremental EBIT benefit in 2025.
Sales Attrition:
We realized $53 million of annualized sales attrition in 2025 and expect approximately $5 million of incremental sales attrition in 2026.
•We realized $15 million in 2024.
•We realized $38 million of incremental sales attrition in 2025 (including $12 million from the divestiture of a small U.S. machinery business in our Bedding Products segment).
Because of certain risks and uncertainties, EBIT benefit, sales attrition, and the proceeds from the sale of real estate associated with the 2024 Plan may change. We may not be able to dispose of the remaining real estate pursuant to the 2024 Plan or obtain the expected proceeds in a timely manner. Any failure to achieve the intended outcomes could materially adversely affect our business, financial condition, results of operations, cash flows, and liquidity.
Although the 2024 Plan is substantially complete, we continue to identify opportunities to improve our cost structure and profitability across our businesses. On February 24, 2026, we committed to a smaller restructuring plan to consolidate two manufacturing facilities in our Specialty Foam business unit in our Bedding Products segment and one manufacturing facility within our Furniture, Flooring & Textile Products segment into other existing facilities (2026 Restructuring Plan). These actions are expected to improve our manufacturing efficiency and enhance profitability and are anticipated to be substantially complete by the end of 2026. We expect to incur restructuring and restructuring-related pretax costs of approximately $15 million for the 2026 Restructuring Plan, including approximately $10 million of cash charges. If additional restructuring activities are identified and executed, we may incur additional material restructuring costs, restructuring-related costs, or impairments.
Market Demand
Market demand (including product mix) is impacted by several economic factors, with housing turnover and consumer confidence being the most significant. Other important factors include disposable income levels, employment levels, and interest rates. All of these factors influence consumer spending on durable goods, and therefore affect demand for our products and components. Some of these factors also influence spending on infrastructure, facilities, and equipment, which has impacted approximately 30% of our sales. The dynamic macroeconomic environment has pressured most of our end markets and negatively affected the demand for our products. We are also concerned that wide-ranging tariffs will drive inflation, weaken consumer confidence, and pressure consumer demand.

PART II
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
Volatility related to the growth of Chinese EV manufacturers and multinational OEM market share challenges are expected to continue to impact the automotive industry. Delays in EV programs in Europe and changing expectations for internal combustion engines to EV program transitions in North America, along with consumer affordability issues, also add uncertainty to OEM demand.
As a result of these uncertainties, we expect 2026 overall demand to be flat or modestly lower than 2025 levels.
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
Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Steel costs modestly declined throughout 2024 as U.S. steel markets continued to face soft demand and increased foreign competition. In early 2025, steel costs increased versus the end of 2024 largely due to higher demand and, in early April 2025, costs continued to increase due to recently implemented tariffs reducing foreign competition. Steel costs remained relatively steady for the remainder of the year, resulting in costs that were significantly higher year over year.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Steel rod and steel scrap costs both declined modestly during 2024, leading to metal margin compression. In 2025, steel rod costs increased while average steel scrap costs remained relatively flat, resulting in metal margin expansion year over year. In addition, producing steel rod is energy intensive and depends on electricity and other utilities at commercially reasonable rates. Periods of extreme weather, including prolonged hot or cold weather events, have increased and may continue to increase overall electricity and natural gas demand, place stress on regional power grids, and contribute to higher or more volatile utility rates, impacting our utility costs. Such conditions may also increase the risk of service interruptions.
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. Average costs in 2025 were in line with 2024 average costs.
Our other raw materials include woven and nonwoven fabrics. When we have experienced changes in the costs of these materials, we generally have been able to pass them through to our customers. In 2025, aggressive competitive discounting, particularly in Flooring and Textiles, has also led to pricing adjustments that have impacted our profitability. In order to mitigate exposure under recently announced tariffs, our Textile business has proactively been sourcing the majority of these materials from outside of China. We are well positioned to serve customers that may face supply disruption from their existing vendors.
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
On November 18, 2025, the Company, along with other companies, filed with the DOC requests to initiate anti-circumvention inquiries on mattress component imports from Poland, Mexico, and Malaysia. The requests state that mattress components are being imported from these three countries and assembled into finished mattresses in the United States, which are then sold in the United States. The anti-circumvention requests allege that the assembly of these components is minor or insignificant under the law and as a result, the

PART II
mattress component imports from Poland, Mexico, and Malaysia are allegedly circumventing anti-dumping orders.
Anti-Dumping and Countervailing Orders on Steel Wire Rod Imports. Expedited sunset reviews by the ITC are currently being conducted on imports of steel wire rod from Brazil, Indonesia, Mexico, Moldova and Trinidad & Tobago. The current anti-dumping and countervailing duty orders range from 3% to 369%. If the ITC and DOC rule favorably, the duties will be extended another five years. Also, through August 2030, imports of steel wire rod from China are covered by antidumping and countervailing duties ranging from 106% to 193%. Additionally, through August 2028, antidumping and countervailing duty orders are in place on steel wire rod from Belarus, Italy, Korea, Russia, South Africa, Spain, Turkey, Ukraine, United Arab Emirates, and the United Kingdom ranging from less than 1% to 757%.
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
Insurance Gain
In the third quarter of 2025, a fire damaged and destroyed equipment and machinery that had been stored in a leased location for the Bedding Products segment. The claim was approved by our insurance carriers and finalized in December 2025. Insurance proceeds of $45 million were received in 2025, with an additional $2 million received in January 2026, resulting in a net $35 million gain.
Pension Settlement
In November 2025, we liquidated our most significant defined benefit plan through the distribution of plan assets and transfer of benefit obligations to an unrelated third-party insurance company. In connection, non-cash settlement charges of $22 million and $1 million were recorded for the years ended December 31, 2025 and 2024, respectively, and an employer contribution of $6 million was made in the fourth quarter of 2025. At December 31, 2025, the remaining net liability for this plan was $1 million and is expected to be fully settled by mid-2026. For more information on the pension settlement, see Note M to the Consolidated Financial Statements on page 110.

RESULTS OF OPERATIONS—2025 vs. 2024
Consolidated Results
The following table shows the changes in sales and earnings during 2025 and identifies the major factors contributing to the changes from prior year.

(Dollar amounts in millions, except per share data)	Amount	%
Net trade sales:
Year ended December 31, 2024	$4,384
Divestitures	(86)	(2)%
2024 sales excluding divestitures	4,298
Approximate volume declines	(278)	(6)
Approximate raw material-related deflation and currency impact	35	1
Year ended December 31, 2025	$4,055	(7)%
Earnings:
(Dollar amounts, net of tax)
Year ended December 31, 2024	$(511)
Non-recurring 2024 goodwill impairment	634
2025 gain on sale of Aerospace Products Group	85
Increased net gain from insurance proceeds in 2025 related to a storage facility fire versus 2024 related to tornado damage	25
Decreased 2025 restructuring, restructuring-related, and impairment charges versus 2024	11
2025 pension settlement	(11)
Non-recurring 2024 CEO transition costs	4
Reduced 2025 special tax item versus 2024	3
2025 Somnigroup unsolicited offer evaluation costs	(3)
Offsetting 2024 and 2025 net real estate gains	(1)
Other items, primarily lower volume, partially offset by metal margin expansion and restructuring benefit	1
Year ended December 31, 2025	$235
2024 Earnings (Loss) Per Diluted Share	$(3.73)
2025 Earnings (Loss) Per Diluted Share	$1.69
Full-year trade sales decreased 7%, to $4.06 billion. Divestitures reduced sales 2%. Organic sales decreased 5%, with volume declines of 6% partially offset by raw material-related selling price increases and currency benefit of 1%.
Earnings decreased as a result of the items listed in the above table. The special tax item in 2025 was an expense of $2 million related to U.S. corporate income tax law changes. The expense in 2024 was $5 million and is associated with a deferred tax asset valuation allowance related to a 2022 acquisition in our Specialized Products segment.

PART II
Interest and Income Taxes
Net interest expense in 2025 was $13 million less than 2024 primarily due to lower average net debt levels in 2025 versus 2024.
Our tax rate is determined by a combination of items, including the impact of discrete tax items that may occur. We utilize prudent tax planning strategies for opportunities to optimize our tax rate, but other factors, such as our overall profitability, the mix and level of earnings among jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits, and the effect of tax law changes can also influence our rate.
Our worldwide effective income tax rate was approximately 19% in 2025 and 0% in 2024. Significant factors impacting our rate for each year are identified below.
In 2025, the U.S. statutory federal income tax rate of 21% was favorably impacted by 6% due to beneficial tax impacts from the Aerospace Products Group divestiture (see Note S) and 2% related to the non-cash settlement charges associated with the termination and liquidation of one of our domestic defined benefit plans (see Note M). Offsetting adverse impacts were 4% related to foreign withholding taxes, 1% related to the enactment of Public Law 119-21, as discussed below, and 1% related to other less significant items.
In 2024, the U.S. statutory federal income tax rate of 21% (which resulted in a tax benefit due to taxable loss) was adversely impacted by 20% due to non-deductible tax effects from goodwill impairment charges, 2% related to foreign withholding taxes, and 1% related to a change in valuation allowance from a 2022 acquisition in our Specialized Products segment. An offsetting favorable impact of 2% was related to other less significant items.
On July 4, 2025, President Trump signed Public Law 119-21 (also known as the "One Big Beautiful Bill"), which includes changes to the U.S. corporate income tax system, such as modifications to the limitation of interest deductibility, the reinstatement of 100% bonus depreciation, and the allowable immediate expensing of qualifying research and experimentation expenses. In addition, other U.S. corporate tax changes embodied in the legislation, including certain modifications to the international tax system, will be effective in 2026.
See Note O on page 114 of the Notes to Consolidated Financial Statements for additional details.

PART II
Segment Results
In the following section we discuss 2025 sales and EBIT (earnings before interest and taxes) for each of our segments. We provide additional detail about segment results in Note C on page 88 of the Notes to Consolidated Financial Statements. We use EBIT to assess operational performance, and it is useful to investors as it aids in understanding of underlying operational profitability.

(Dollar amounts in millions)	2025	2024	Change in Sales		% Change Organic
			$	%	Sales [1]
Trade sales
Bedding Products	$1,558.4	$1,751.7	$(193.3)	(11.0%)	(10.4%)
Specialized Products	1,122.4	1,239.1	(116.7)	(9.4)	(4.1)
Furniture, Flooring & Textile Products	1,374.3	1,392.8	(18.5)	(1.3)	(1.0)
Total trade sales	$4,055.1	$4,383.6	$(328.5)	(7.5%)	(5.5%)

	2025	2024	Change in EBIT		EBIT Margins
			$	%	2025	2024
EBIT
Bedding Products	$98.7	$(549.0)	$647.7	118.0%	6.3%	(31.3%)
Specialized Products	204.3	64.4	139.9	217.2	18.2	5.2
Furniture, Flooring & Textile Products	78.6	58.2	20.4	35.1	5.7	4.2
Intersegment eliminations & other	(25.6)	(3.5)	(22.1)
Total EBIT [2]	$356.0	$(429.9)	$785.9	182.8%	8.8%	(9.8%)

	2025	2024
Depreciation and amortization
Bedding Products	$55.1	$59.0
Specialized Products	34.7	43.0
Furniture, Flooring & Textile Products	18.3	21.7
Unallocated [3]	14.3	12.3
Total depreciation and amortization	$122.4	$136.0

1 This is the change in sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the respective segment discussion below for a reconciliation of the change in total segment sales to organic sales.
2 Total 2025 EBIT of $356.0 million less interest expense net of interest income of $66.3 million and income tax of $54.3 million equals 2025 Net earnings (loss) of $235.4 million. Total 2024 EBIT of $(429.9) million less interest expense net of interest income of $79.3 million and income tax of $2.2 million equals 2024 Net earnings (loss) of $(511.4) million.

3 Unallocated consists primarily of depreciation and amortization of non-operating assets.
Bedding Products
Trade sales decreased 11%. The divestiture of a small U.S. machinery business that was part of the 2024 Plan reduced sales 1%. Organic sales were down 10%. Volume declines of 12% were primarily due to sales weakness at a certain customer and retailer merchandising changes in Adjustable Bed and Specialty Foam, demand softness in U.S. and European bedding markets, restructuring-related sales attrition, and the exit of a customer in Specialty Foam, partially offset by higher trade rod and wire sales. Raw material-related selling price increases and currency benefit added 2% to sales.

PART II
EBIT increased $648 million, primarily due to the year-over-year changes from the items listed below, as well as metal margin expansion, restructuring benefit, favorable sales mix in Steel Rod and U.S. Spring, and operational efficiency improvements in Specialty Foam. These increases were partially offset by lower volume.

(Income)/expense (Dollar amounts in millions)	2025	2024
Net gain from insurance proceeds	$(35)	$—
Gain on sale of real estate	(22)	(31)
Restructuring, restructuring-related, and impairment charges	26	37
Goodwill impairment	—	588
Total	$(31)	$594
 Specialized Products
Trade sales decreased 9%. The divestiture of the Aerospace Products Group reduced sales 5%. Organic sales decreased 4%. Volume decreased 5% from declines in Automotive and Hydraulic Cylinders partially offset by growth in Aerospace in the first half of the year. Raw material-related selling price increases and currency benefit added 1% to sales.
EBIT increased $140 million, primarily due to the year-over-year changes from the items listed below, as well as pricing actions, operational efficiency improvements, and restructuring benefit, partially offset by lower volume and earnings associated with the divested Aerospace business.

(Income)/expense (Dollar amounts in millions)	2025	2024
Gain on sale of Aerospace Products Group	$(91)	$—
Gain on sale of real estate	(2)	—
Restructuring, restructuring-related, and impairment charges	8	10
Goodwill impairment	—	44
Total	$(85)	$54
Furniture, Flooring & Textile Products
Trade sales decreased 1%. The divestiture of a small Work Furniture operation reduced sales less than 1%. Organic sales were down 1%. Volume was flat year over year from demand softness in Home Furniture and Flooring offset by growth in Textiles and Work Furniture. Raw material-related selling price decreases, net of currency benefit, reduced sales 1%.
EBIT increased $20 million, primarily due to the year-over-year changes from the items listed below, partially offset by pricing adjustments, currency impact, start-up costs associated with a new Home Furniture facility in Vietnam, and the aggregate of other smaller items.

(Income)/expense (Dollar amounts in millions)	2025	2024
Gain on sale of real estate	$(6)	$—
Net gain from insurance proceeds	—	(2)
Restructuring, restructuring-related, and impairment charges	3	2
Goodwill impairment	—	44
Total	$(3)	$44

PART II
RESULTS OF OPERATIONS—2024 vs. 2023
Consolidated Results
The following table shows the changes in sales and earnings during 2024, and identifies the major factors contributing to the changes from prior year.

(Dollar amounts in millions, except per share data)	Amount	%
Net trade sales:
Year ended December 31, 2023	$4,725
Approximate volume declines	(205)	(4)%
Approximate raw material-related deflation	(136)	(3)
Year ended December 31, 2024	$4,384	(7%)
Earnings:
(Dollar amounts, net of tax)
Year ended December 31, 2023	$(137)
2024 goodwill impairment	(634)
Non-recurring 2023 long-lived asset impairment	341
2024 restructuring, restructuring-related, and impairment charges	(38)
Offsetting 2023 and 2024 net real estate gains	15
Offsetting 2023 and 2024 net gain from insurance proceeds from tornado damage	(5)
2024 CEO transition costs	(4)
Special tax item	(5)
Other items, primarily lower volume and unfavorable sales mix, raw material-related pricing adjustments, metal margin compression, and higher expenses (bad debt, medical, etc.)	(45)
Year ended December 31, 2024	$(512)
2023 Earnings (Loss) Per Diluted Shares	$(1.00)
2024 Earnings (Loss) Per Diluted Share	$(3.73)

Full-year trade sales decreased 7%, to $4.38 billion. Organic sales decreased 7%, with volume declines of 4% and raw material-related price decreases of 3%.
Earnings decreased as a result of the items listed in the above table. The special tax item is associated with a deferred tax asset valuation allowance related to a 2022 acquisition in our Specialized Products segment.

PART II
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

	Year Ended December 31
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	.1	.2
Tax effect of foreign operations	.8	(1.4)
Global intangible low-taxed income	(.4)	(1.5)
Current and deferred foreign withholding taxes	(1.9)	(7.3)
Goodwill and long-lived asset impairments	(19.5)	5.4
Stock-based compensation	(.2)	.1
Change in valuation allowance	(1.3)	(.4)
Change in uncertain tax positions, net	(.1)	(.3)
Other permanent differences, net	1.1	3.9
Other, net	—	1.4
Effective tax rate	(.4%)	21.1%

PART II
 Segment Results
In the following section we discuss 2024 sales and EBIT for each of our segments. We provide additional detail about segment results in Note C on page 88 of the Notes to Consolidated Financial Statements. We use EBIT to assess operational performance, and it is useful to investors as it aids in understanding of underlying operational profitability.

(Dollar amounts in millions)	2024	2023	Change in Sales		% Change Organic
			$	%	Sales [1]
Trade sales
Bedding Products	$1,751.7	$1,964.7	$(213.0)	(10.8%)	(10.8%)
Specialized Products	1,239.1	1,279.8	(40.7)	(3.2)	(3.2)
Furniture, Flooring & Textile Products	1,392.8	1,480.8	(88.0)	(5.9)	(5.9)
Total trade sales	$4,383.6	$4,725.3	$(341.7)	(7.2%)	(7.2%)

	2024	2023	Change in EBIT		EBIT Margins
			$	%	2024	2023
EBIT
Bedding Products	$(549.0)	$(344.2)	$(204.8)	(59.5%)	(31.3%)	(17.5%)
Specialized Products	64.4	125.0	(60.6)	(48.5)	5.2	9.8
Furniture, Flooring & Textile Products	58.2	128.6	(70.4)	(54.7)	4.2	8.7
Intersegment eliminations & other	(3.5)	.2	(3.7)
Total EBIT [2]	$(429.9)	$(90.4)	$(339.5)	(375.6%)	(9.8%)	(1.9%)

	2024	2023
Depreciation and amortization
Bedding Products	$59.0	$103.9
Specialized Products	43.0	41.1
Furniture, Flooring & Textile Products	21.7	22.5
Unallocated [3]	12.3	12.4
Total depreciation and amortization	$136.0	$179.9

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
EBIT decreased $205 million, primarily due to the year-over-year changes from the items listed below, as well as raw material-related pricing adjustments, unfavorable sales mix in Steel Rod and Specialty Foam, metal margin compression, lower volume, and other expense items such as higher bad det reserves and increased

PART II
inventory write-downs/reserves, partially offset by lower amortization expense due to the 2023 long-lived asset impairment, restructuring benefit, and operational efficiency improvements in Specialty Foam.

(Income)/expense (Dollar amounts in millions)	2024	2023
Gain on sale of real estate	$(31)	$(5)
Net gain from insurance proceeds	—	(2)
Goodwill impairment	588	—
Restructuring, restructuring-related, and impairment charges	37	—
Long-lived asset impairment	—	444
Total	$594	$437
Specialized Products
Trade sales decreased 3%. Organic sales decreased 3%. Volume decreased 3% with soft demand in the second half of the year in Automotive and Hydraulic Cylinders partially offset by strong demand in Aerospace. Raw material-related price increases were offset by currency impact.
EBIT decreased $61 million, primarily due to the year-over-year changes from the items listed below, as well as lower volume and less benefit from a reduction to a contingent purchase price liability associated with a prior year acquisition, partially offset by disciplined cost management and operational efficiency improvements.

(Income)/expense (Dollar amounts in millions)	2024	2023
Goodwill impairment	$44	$—
Restructuring, restructuring-related, and impairment charges	10	—
Total	$54	$—
Furniture, Flooring & Textile Products
Trade sales decreased 6%. Organic sales were down 6%. Volume decreased 3% with continued weak demand in residential end markets and demand softness in Geo Components through the third quarter. Raw material-related selling price decreases reduced sales 3%.
EBIT decreased $70 million, primarily due to the year-over-year changes from the items listed below and lower volume.

(Income)/expense (Dollar amounts in millions)	2024	2023
Net gain from insurance proceeds	$(2)	$(7)
Gain on sale of real estate	—	(6)
Goodwill impairment	44	—
Restructuring, restructuring-related, and impairment charges	2	—
Total	$44	$(13)
LIQUIDITY AND CAPITALIZATION
Liquidity
Sources of Cash
Cash on Hand
At December 31, 2025, we had cash and cash equivalents of $587 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. A substantial majority of these funds are held in the international accounts of our foreign operations.

PART II
If we were to bring back immediately all our foreign cash to the United States in the form of dividends, we would pay foreign withholding taxes of approximately $29 million. Due to capital requirements in various jurisdictions, $101 million of this cash was inaccessible for repatriation at year end. Inaccessible cash balances can fluctuate from quarter to quarter based on the amount of foreign distributable profits available and the variability of our foreign cash balances.
Cash from Operations
The primary source of funds for our short-term cash requirements is our cash generated from operating activities. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations.

        Cash from operations - 2023 $497 million, 2024 $306 million, 2025 $338 million
Cash from operations increased $32.5 million in 2025, driven primarily by working capital improvements.
We ended 2025 with working capital at 25.8% and adjusted working capital at 11.6% of annualized sales.1 The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities, and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed in Cash on Hand on page 51, a substantial majority of these funds are held by international operations and may not be immediately accessible.

(Dollar amounts in millions)	2025	2024
Current assets	$1,743.6	$1,690.5
Current liabilities	775.0	846.4
Working capital	968.6	844.1
Cash and cash equivalents	587.4	350.2
Current debt maturities and current portion of operating lease liabilities	53.0	54.7
Adjusted working capital	$434.2	$548.6
Annualized sales [1]	$3,754.4	$4,225.6
Working capital as a percent of annualized sales	25.8%	20.0%
Adjusted working capital as a percent of annualized sales	11.6%	13.0%

1 Annualized sales equal fourth quarter sales ($938.6 million in 2025 and $1,056.4 million in 2024) multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

PART II

Three Primary Components of our Working Capital
	Amount (in millions)				Days
	2025	2024	2023		2025	2024	2023
Trade Receivables	$433.7	$503.0	$564.9	DSO [1]	42	44	45

Inventories	$622.6	$722.6	$819.7	DIO [2]	74	77	81

Accounts Payable	$466.6	$497.7	$536.2	DPO [3]	53	52	50

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
On August 29, 2025, we divested our Aerospace Products Group, as discussed in Note S to the Consolidated Financial Statements on page 121. Due to the divestiture, as of August 29, 2025, trade receivables decreased $23 million, inventories decreased $68 million, and accounts payable decreased $15 million. As a result, our DSO and DPO decreased by approximately two days and DIO decreased by seven days due to the long lead times typical in the aerospace industry.
Trade Receivables - Our trade receivables decreased by $69 million at December 31, 2025 compared to the prior year, and our DSO has been relatively consistent the last three years. The decrease in accounts receivable was primarily due to the Aerospace Products Group divestiture and demand softness, partially offset by currency impacts.
We recorded bad debt expense of $7 million during 2025 and $6 million during 2024. Weak demand and changing market dynamics have created disruption and financial instability for some of our customers, particularly in the Bedding Products segment. Recently, we have seen slower payment trends among certain customers, and we are actively managing and maintaining close oversight of these receivables. We monitor our receivables closely and make reserve decisions based upon individual customer risk reviews, aging of customer accounts, historical loss experience, and general macroeconomic and industry trends that could impact the expected collectability of all customers or pools of customers with similar risk.
Inventories - Our inventories decreased by $100 million at December 31, 2025 compared to the prior year, and our DIO decreased during 2025 primarily due to the Aerospace Products Group divestiture and inventory reductions to align with demand softness, partially offset by inflation and currency impacts.
We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also monitor potential inventory implications for customers experiencing financial challenges which may impact their ability to take delivery of previously ordered inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. Write-down of inventories were $13 million, $36 million, and $9 million during 2025, 2024, and 2023, respectively. Reserves increased in 2024 primarily due to 2024 Restructuring Plan impacts and write-downs of selected products primarily in our Bedding Products segment.
Accounts Payable - Our accounts payable decreased by $31 million at December 31, 2025 compared to the prior year and our DPO has been relatively consistent in the last three years. The 2025 accounts payable decrease was primarily related to the Aerospace Products group divestiture and lower purchasing volumes due to demand softness, partially offset by timing of payments and currency impacts. The 2024 accounts payable decrease was related to lower purchasing volumes due to softening demand and efforts to lower inventory levels, partially offset by timing of payments. We continue to look for ways to

PART II
establish and maintain favorable payment terms through purchasing synergies and also utilize third-party services that offer flexibility to our vendors, which, in turn, helps us manage our DPO as discussed below.
Accounts Receivable and Accounts Payable Programs - We participate in trade receivables sales programs in combination with third-party banking institutions and certain customers. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Balance Sheets, and the related proceeds are reported as cash provided by operating activities in the Consolidated Statements of Cash Flows. Approximately $45 million of trade receivables were sold and removed from our Consolidated Balance Sheets at both December 31, 2025 and 2024. These sales reduced our quarterly DSO by roughly four days at both December 31, 2025 and 2024. There was no operating cash flow impact for December 31, 2025. The impact to operating cash flow was an approximate $15 million decrease in December 31, 2024.
For accounts payable, we occasionally utilize third-party programs that allow our suppliers to be paid earlier at a discount. While we continue to make payments based on our customary terms, a supplier can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. As such, there is no direct impact on our DPO, accounts payable, operating cash flows, or liquidity. The accounts payable settled through the third-party programs, which remain on our Consolidated Balance Sheets, were approximately $115 million and $120 million at December 31, 2025 and 2024, respectively.
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
Mexico Value-Added Taxes (VAT) Recoverable - We are subject to VAT in various jurisdictions. Where we are entitled to a refund of the VAT we have paid, we submit claims to the government authorities and establish receivables for these claims. As of December 31, 2024, we had outstanding Mexico VAT receivables of $35 million, primarily due to delays in processing refunds by the local tax authorities. Refunds received during 2025 reduced this receivable to $2 million at December 31, 2025. To mitigate the impact of future VAT outflows in Mexico, we obtained a temporary tax exemption in 2025 for one of our primary Mexico entities, thereby improving cash flow and reducing the need to submit refund claims.
Commercial Paper Program
Another source of funds for our short-term cash requirements is our $1.0 billion commercial paper program. As of December 31, 2025, we had $709 million available under the program. For more information on our commercial paper program, see Commercial Paper Program on page 57.
Credit Facility
Our credit facility is a multi-currency facility providing us the ability, from time to time, to borrow, repay, and re-borrow up to $1.0 billion until the maturity date, at which time our ability to borrow under the facility will terminate. The credit facility matures in July 2030. Currently, there are no borrowings under the credit facility. For more information on our credit facility, see Credit Facility on page 58, and Note J on page 101 of the Notes to Consolidated Financial Statements.
Capital Markets
Our cost of borrowing and ability to access the capital markets are affected by market conditions and the credit ratings assigned to our debt. While we believe that we have the ability to raise debt in the capital markets which acts as a source of funding of long-term cash requirements, a downgrade of our credit rating could limit our access to the capital markets and result in increased borrowing costs. Currently, we have $1.5 billion of total debt outstanding in equal tranches maturing in 2027, 2029, and 2051. For more information, please see Long-Term Debt on page 58, and Note J on page 101 of the Notes to Consolidated Financial Statements.

PART II
Uses of Cash
We reduced debt during 2025 using a combination of Aerospace divestiture proceeds, cash from operations, and real estate sales. In the near term, we anticipate applying most of our cash flow from operations to reduce net debt, while also pursuing opportunities for share repurchases and small strategic acquisitions as conditions allow. In the longer term, we expect to use cash to grow our business, both organically and through strategic acquisitions, while also returning cash to shareholders through share repurchases and dividends.
Capital Expenditures

Capital Expenditures
(millions of dollars)
125
100
75
50
25
0
114
82
57
2023
2024
2025

         Capital expenditures - 2023 $114 million, 2024 $82 million, 2025 $57 million
Total capital expenditures in 2025 were $57 million, lower than previous years, primarily due to the execution of the 2024 Restructuring Plan and the delay of some projects into 2026 due to operational priorities and tariff considerations. We expect capital expenditures of $100 million to $115 million in 2026, primarily driven by normal maintenance and growth, projects delayed from 2025, and the replacement of equipment lost in a storage facility fire within our Bedding Products segment. These expenditures are expected to include investments to support expansion in businesses and product lines where sales are profitably growing, maintenance, efficiency improvements, and system enhancements.
For the periods covered, our employee incentive plans emphasized returns on capital, including capital expenditures and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.
Dividends

Dividends Paid-2023 $239M, 2024 $136M, 2025 $27M; Dividends Declared-2023 $1.82, 2024 $0.61, 2025 $.20

PART II
In 2025, we paid quarterly dividends of $.05 per share. In the last two quarters of 2024, we paid a quarterly dividend of $.05 per share compared to $.46 per share in the last two quarters of 2023. The decision to reduce the dividend was made following a thorough evaluation by the Board and our management team. This action frees up capital to accelerate the deleveraging of our balance sheet and solidify our long-held financial strength.
Share Repurchases
We have been authorized by the Board to repurchase up to 10 million shares each calendar year, but we have established no specific repurchase commitment or timetable. The amount of future repurchases is dependent upon the price of the stock, the amount of discretionary cash flow generated by the Company, alternative uses for the cash (including organic growth opportunities and acquisitions) and other factors. We expect share repurchases to offset share issuances, resulting in minimal dilution in 2026.
During the last three years, we repurchased a total of 1 million shares of our stock and issued 4 million shares through employee benefit plans. Our net share repurchases were $6 million, $5 million, and $2 million in 2023, 2024, and 2025, respectively. In 2025, we repurchased .3 million shares (at an average price of $9.80) and issued 1 million shares.
Acquisitions
We seek acquisitions that add capabilities in our businesses. We expect all acquisitions to have a clear strategic rationale, a sustainable competitive advantage, a strong fit with the Company, and be in attractive and growing markets. No businesses were acquired in the last three years.
Short-Term and Long-Term Cash Requirements
In addition to the expected uses of cash discussed above, we have various material short-term (12 months or less) and long-term (more than 12 months) cash requirements as of December 31, 2025 as listed below:

Cash Requirements	Short-Term	Long-Term
(Dollar amounts in millions)
Current and long-term debt, excluding finance leases [1]	$—	$1,494
Operating and finance leases [2]	58	114
Purchase obligations [3]	281	5
Interest payments [4]	57	508

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
4Interest payments assume debt outstanding remains constant with amounts at December 31, 2025 and at rates in effect at the end of the year.
See Note I on page 101 of the Notes to Consolidated Financial Statements for details regarding deferred income taxes, other reserves for tax contingencies, accrued expenses, and other liabilities reflected on our Consolidated Balance Sheets.

PART II
Capitalization
Capitalization Table
This table presents key debt and capitalization statistics at the end of the three most recent years:

(Dollar amounts in millions)	2025	2024	2023
Total debt excluding credit facility/commercial paper	$1,497.7	$1,496.1	$1,801.6
Less: Current maturities of long-term debt and short-term debt	1.5	1.3	308.0
Scheduled maturities of long-term debt	1,496.2	1,494.8	1,493.6
Average interest rates [1]	3.8%	3.8%	3.8%
Average maturities in years [1]	10.4	11.4	10.5
Credit facility/commercial paper [2]	—	368.0	186.0
Weighted average interest rate on year-end balance	—%	5.1%	5.6%
Average interest rate during the year	5.0%	5.6%	5.2%
Total long-term debt	1,496.2	1,862.8	1,679.6
Deferred income taxes and other liabilities	242.6	262.2	358.3
Total equity	1,022.6	690.2	1,334.0
Total capitalization	$2,761.4	$2,815.2	$3,371.9
Unused committed credit: [2]
Long-term	$1,000.0	$832.0	$1,014.0
Short-term	—	—	—
Total unused committed credit	$1,000.0	$832.0	$1,014.0

Cash and cash equivalents	$587.4	$350.2	$365.5

1 These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
2 The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year-end 2024 and 2025, had a total authorized program amount of $1.2 billion and $1.0 billion, respectively. However, our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Commercial Paper Program below on page 57 and Credit Facility on page 58 for more details about our borrowing capacity at December 31, 2025.
Commercial Paper Program
Details of our commercial paper program at December 31 are presented in the table below:

(Dollar amounts in millions)	2025	2024	2023
Total authorized program	$1,000.0	$1,200.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	—	368.0	186.0
Letters of credit issued under the credit agreement	—	—	—
Amount limited by restrictive covenants of credit facility [1]	291.0	388.8	682.1
Total program available	$709.0	$443.2	$331.9
1 Our borrowing capacity is limited by covenants in our credit facility. Reference is made to the discussion under Credit Facility on page 58 for more details about our borrowing capacity at December 31, 2025.

The average and maximum amounts of commercial paper outstanding during 2025 were $292 million and $518 million, respectively. During the fourth quarter, the average and maximum amounts outstanding were $3 million and $26 million, respectively. At year end, we had no letters of credit outstanding under the credit facility,

PART II
but we had issued $93 million of stand-by letters of credit under other bank agreements to take advantage of better pricing.
Over the long term, and subject to our credit ratings, market conditions, capital needs, and alternative capital market opportunities, we may borrow under the commercial paper program. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our amended revolving credit facility maturing in July 2030 discussed below in Credit Facility.
The Company has multiple credit rating agencies that provide ratings of our short- and long-term debt. In the past, rating downgrades have resulted in, and could continue to result in, higher interest rates. Lower credit ratings could adversely affect our sources of borrowing and our financial arrangements, including access to the capital markets, commercial paper market, our lending agreements, and supply chain financing arrangements. If we are unable to meet our short-term borrowing needs in the commercial paper market, we may rely more heavily on bank debt to fund short-term working capital needs at higher interest costs.
Credit Facility
Our multi-currency credit facility was amended in July 2025 and matures on July 24, 2030. It provides us the ability, from time to time, subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.0 billion (previous to the amendment was $1.2 billion). At December 31, 2025, we were in compliance with all of our debt covenants. Capitalized terms used in this section but not defined herein have the meanings set forth in the Credit Agreement.
Our credit facility contains restrictive covenants, which include: (a) a Leverage Ratio requiring us to maintain, as of the last day of each fiscal quarter, (i) Consolidated Funded Indebtedness minus the lesser of: (A) Unrestricted Cash, or (B) $750.0 million to (ii) Consolidated EBITDA for the four consecutive trailing quarters most recently ended on or prior to such date, such ratio not being greater than 3.50 to 1.00; provided however, subject to certain limitations, if we make a Material Acquisition, at our election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) a limitation of the amount of total secured obligations to 15% of our total consolidated assets; and (c) a limitation on our ability to sell, lease, transfer, or dispose of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization Transaction, products sold in the ordinary course of business and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time.
For more information about long-term debt, please see Note J on page 101 of the Notes to Consolidated Financial Statements.
Our credit facility serves as back-up for our commercial paper program. At December 31, 2025, we had no outstanding commercial paper and no borrowing under the credit facility. As our trailing 12-month Consolidated EBITDA, Unrestricted Cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month Consolidated EBITDA, Unrestricted Cash, leverage ratio covenant of 3.50 to 1.00, and debt levels at December 31, 2025, our borrowing capacity under the credit facility was $709 million. However, this may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our Consolidated EBITDA, Unrestricted Cash, and debt levels.
Long-Term Debt
Currently, we have $1.5 billion of total debt outstanding in equal tranches maturing in 2027, 2029, and 2051. We had no commercial paper borrowings at December 31, 2025. We anticipate lower average commercial paper borrowings in 2026 compared to 2025, and as a result, we expect to realize lower net interest expense in 2026. For more details on long-term debt, see Note J on page 101 of the Notes to Consolidated Financial Statements.

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
We provide additional details regarding our significant accounting policies in Note A on page 81 of the Notes to Consolidated Financial Statements.

Description	Judgments and Uncertainty	Changes in Estimate and Effect if Actual Results Differ from Assumptions
Goodwill
Goodwill is assessed for impairment annually as of June 30 and as triggering events occur.
Goodwill is evaluated using a quantitative analysis at the reporting unit level, which is one level below our operating segments.

Judgment is required in the quantitative analysis. We estimate fair value using a combination of:

(a) A discounted cash flow model that contains uncertainties related to the forecast of future results, as many outside economic and competitive factors can influence future performance as discussed in Note A on page 81 of the Notes to Consolidated Financial Statements.

(b) A market approach, using price to earnings ratios for comparable publicly traded companies that operate in the same or similar industry and with characteristics similar to the reporting unit.

We had no goodwill impairments in 2025 and 2023. In 2024, we had total goodwill impairments of $676 million.

All reporting units had fair values in excess of carrying value of less than 100% in 2025 as discussed in Note F on page 97 of the Notes to Consolidated Financial Statements. At December 31, 2025, we had $751 million of goodwill.

Information regarding material assumptions used to determine if a goodwill impairment exists can be found in Note A on page 81 and Note F on page 97 of the Notes to Consolidated Financial Statements.

Our assumptions are based on our current business strategy in light of present industry and economic conditions, as well as future expectations. If we are not able to achieve projected performance levels, future non-cash impairments could be possible. For additional information regarding uncertainties, see discussions in Goodwill and Long-Lived Asset Impairment Testing starting on page 37.

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

We had $19 million of non-cash pretax impairment charges in 2025, all of which were associated with the 2024 Restructuring Plan. In 2024, we had non-cash pretax impairment charges of $6 million, with $4 million related to the 2024 Restructuring Plan.
We had a triggering event to review long-lived assets for impairment late in the fourth quarter of 2023, which resulted in non-cash pretax impairment charges of $444 million in our Bedding Products segment.
For additional information, see Note F on page 97 of the Notes to Consolidated Financial Statements and Goodwill and Long-Lived Asset Impairment Testing starting on page 37.
At December 31, 2025, net property, plant and equipment was $664 million, net intangible assets (other than goodwill) were $91 million, and operating lease right-of-use assets were $138 million.

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

If we had no sales of a given product for 12 months, those items are generally deemed to be obsolete with no value and are written down completely.

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

At December 31, 2025, the reserve for obsolete and slow-moving inventory was $42 million, approximately 7% of inventories. Our reserves at December 31, 2024 and December 31, 2023 were 8% and 6%, respectively.

Write-down of inventories were $13 million, $36 million, and $9 million during 2025, 2024, and 2023, respectively. Reserves increased in 2024 primarily due to 2024 Restructuring Plan impacts and write-downs of selected products primarily in our Bedding Products segment.

There have been no changes to our policies for establishing reserves, and as expected, we are moving closer to our historical obsolescence levels.

For additional information, see discussions of our inventories in the working capital section starting on page 53.

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

At December 31, 2025 and 2024, we had $153 million and $148 million, respectively, of net deferred tax assets on our balance sheet. The ultimate realization of these deferred tax assets is dependent upon the amount, source, and timing of future taxable income. In cases where we believe it is more likely than not that we may not realize the future potential tax benefits, we establish a valuation allowance against them.

Changes in U.S. and foreign tax laws could impact assumptions related to the taxation and repatriation of certain foreign earnings.

Reviews and audits by various taxing authorities, including China, continue as governments look for ways to raise additional revenue. Based upon past audit experience, we do not expect any material changes to our tax liability as a result of this audit activity; however, we could incur additional tax expense if we have audit adjustments higher than recent historical experience.

We believe that appropriate valuation allowances have been recorded as necessary. However, if earnings expectations or other assumptions change such that additional valuation allowances are required, we could incur additional tax expense. Likewise, if fewer valuation allowances are needed, we could incur reduced tax expense.

CONTINGENCIES
Legal Contingencies
We are exposed to legal contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending legal proceedings, we have recorded an immaterial aggregate contingency accrual in all three years (which does not include accrued expenses related to employment, workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters). Based on current known facts, as of December 31, 2025, aggregate reasonably possible (but not probable, and therefore not accrued) losses in excess of the accruals for legal contingencies are estimated to be $26 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $26 million referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.
For more information regarding our legal contingencies, see Item 3. Legal Proceedings on page 30 and Note T on page 122 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Chinese Tax Authority Reviews
China has recently intensified its review of tax compliance among foreign enterprises. We underwent reviews in 2023 and 2024 resulting in no material findings, while in 2025 and early 2026, we have seen an increased number of these reviews initiated by Chinese tax authorities. We believe we have valid defenses and intend to rigorously contest any assessments through the administrative appeal process in China. While we believe we will be successful, we could incur additional tax expense that could have a material negative effect on our results of operations or financial condition.
Climate Change
Transition Risks
Change in Laws, Policies, and Regulations. Climate change is commonly attributed to increased greenhouse gas (GHG) emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. At December 31, 2025, we had 104 manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. We also maintain a fleet of semi-trucks that emit GHG. Certain transition risks, or risks related to the process of reducing our carbon footprint, could materially affect our business, capital expenditures, results of operations, financial condition, competitive position, and reputation. One transition risk is the change in laws, regulations, and policies that could impose significant operational and compliance burdens. Also, if our customers incur additional costs to comply with such laws, regulations, and policies, impacting their ability to operate at the same or similar levels, the demand for our products could be adversely affected. Inconsistent climate legislation in jurisdictions where we operate creates economic and regulatory uncertainty and could increase our costs if such laws, regulations, or policies impose significant operational restrictions and compliance requirements on us. Non-compliance with such laws, regulations, and policies could also negatively impact our reputation. To date, however, we have not experienced a material impact from these legislative and regulatory efforts.
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
Driven in part by climate change legislation, the global automotive industry has experienced a rapid acceleration in the transition from internal combustion engine vehicles to electric vehicles (EVs). China has emerged as a global leader in EV adoption, with Chinese EV manufacturers gaining market share at the expense of our multinational automotive OEM customer base. This shift has intensified competitive pressures across traditional automotive supply chains and has begun to impact our market share, particularly in regions where Chinese EV manufacturers have seen success in competing on price. If our multinational automotive OEM customers are unable to compete effectively with the Chinese EV manufacturers, their market share could continue to be further reduced, which could continue to negatively impact the demand for our Automotive products.
Physical Climate Change Risks
Direct Physical Effects. The acute and chronic physical effects of severe weather-related events, natural disasters, and/or significant climate pattern changes could have an increasingly adverse impact our business and customers. As mentioned above, at December 31, 2025, we had 104 manufacturing facilities in 18 countries, primarily in North America, Europe, and Asia. We serve thousands of customers worldwide. In 2025, our customers were located in approximately 100 countries.
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

PART II
This reduced our production levels and increased our cost of chemicals and foam. Severe weather impacts could also reduce the supply of other products in our supply chain, resulting in higher prices for our products and the resources needed to produce them. If we are unable to secure an adequate and timely supply of raw materials and products in our supply chain, or the cost of these raw materials or products materially increases, it could negatively impact our business, results of operations, and financial condition.
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
GHG Reduction Strategy and Compliance Costs
To date, we have not experienced material climate-related compliance costs. However, evaluating opportunities to reduce our emissions, setting GHG emissions reduction goals, and measuring performance in achieving those goals are part of our sustainability and corporate governance strategy. We completed our GHG emissions inventory covering 2019 through 2024. To ensure our information is complete and accurate, we engaged a third-party limited assurance provider for these years. Our emissions inventory includes Scope 1 and Scope 2 carbon dioxide equivalent emissions. We considered the principles and guidance of the GHG Protocol Corporate Accounting and Reporting Standard. At the end of 2024, our total GHG emissions, measured using a market-based approach, were approximately 21% less than our combined Scope 1 and 2 GHG emissions over our baseline year of 2019, which was due in significant part to the decrease in production over the same time period.
Our baseline measurement informed our long-term GHG emissions reduction strategy, including setting GHG reduction goals and other key performance areas. Our GHG emissions reduction strategy will continue to evolve, but we have established GHG emissions reduction goals which can be found in Addendum 1 to our Sustainability Progress Report available at www.leggett.com/sustainability. Our ability to achieve any stated goal is subject to numerous factors and conditions, many of which are outside of our control, including but not limited to, evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, and the pace of changes in available materials and technology. Neither our Sustainability Progress Report, Addendum 1 to such report, nor the Leggett website, constitute part of this Annual Report on Form 10-K.
Our key initiatives for 2026 include undertaking our first Scope 3 emissions inventory and preparing for and complying with new reporting requirements. We have developed preliminary estimates of capital expenditures and operating costs that may be required to implement our GHG emissions reduction strategy. Based on our preliminary analysis, we do not expect that such capital expenditures or operating costs will be material to our financial condition or results of operations.
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
Although we have purchased broad form cyber insurance coverage and strive to provide a balanced level of cybersecurity protections, cybersecurity risk has increased due to growing sophistication of cybersecurity adversaries, as well as the increased frequency of cybersecurity attacks. As such, information technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure or alterations of confidential information and disruptions to the systems of our third-party suppliers and providers. We cannot be certain that the attacker’s capabilities will not compromise our cybersecurity defenses surrounding our information systems or bypass our detection capabilities, including those resulting from ransomware attached to our industrial control systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur material remediation costs and cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, material litigation costs, increases in insurance premiums, reputational damage, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value. We may also be required to devote significant management resources and expend significant additional resources to address problems created by any such interruption, damage, or failure.
For more information regarding cybersecurity risks, refer to Information Technology and Cybersecurity Risk Factors on page 22 and Item 1C. Cybersecurity on page 26.
NEW ACCOUNTING STANDARDS
The FASB has issued accounting guidance effective for current and future periods. See Note A on page 81 of the Notes to Consolidated Financial Statements for a more complete discussion.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(Unaudited)
(Dollar amounts in millions)
Interest Rates
The table below provides information about our debt obligations sensitive to changes in interest rates. Substantially all of the debt shown in the table below is denominated in U.S. dollars. The fair value of fixed rate debt was approximately $175.0 million less than carrying value of $1,490.0 million at December 31, 2025 and approximately $245.0 million less than carrying value of $1,488.3 million at December 31, 2024. The fair value of the fixed rate debt was based on quoted prices in an active market. The fair value of variable rate debt is not materially different from its recorded amount.

Long-term debt as of December 31,	Scheduled Maturity Date
	2026	2027	2028		2029	2030	Thereafter	2025	2024
Principal fixed rate debt	$—	$500.0	$—		$500.0	$—	$500.0	$1,500.0	$1,500.0
Average stated interest rate	—	3.50%	—		4.40%	—	3.50%	3.80%	3.80%
Principal variable rate debt	—	1.8	—		—	2.0	—	3.8	3.8
Unamortized discounts and deferred loan costs				.				(10.0)	(11.7)
Commercial paper [1]								—	368.0
Miscellaneous debt and finance leases								3.9	4.0
Total debt								1,497.7	1,864.1
Less: current maturities								1.5	1.3
Total long-term debt								$1,496.2	$1,862.8
1The weighted average interest rate for the average net commercial paper outstanding activity during the years ended December 31, 2025 and 2024 was 5.0% and 5.6%, respectively.
Derivative Financial Instruments
We are subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, we utilize derivative instruments (individually or in combinations) to reduce or eliminate these risks. We seek to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is our policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note A beginning on page 81 and Note R beginning on page 120 of the Notes to Consolidated Financial Statements and is incorporated by reference into this section.

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

Functional Currency (amounts in millions)	2025	2024
European Currencies [1]	$607.7	$396.5
Chinese Yuan	338.7	267.2
Canadian Dollar	207.4	208.9
Mexican Peso	72.5	71.4
Other	88.9	78.8
Total	$1,315.2	$1,022.8
1 The increase in 2025 is due to the gain on our Aerospace Products Group (see Note S to the Consolidated Financial Statements on page 121).
Item 8. Financial Statements and Supplementary Data.
The Consolidated Financial Statements and Notes and Financial Statement Schedule included in this Report are listed and included in Item 15 on page 72, and are incorporated by reference into this item.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Effectiveness of the Company’s Disclosure Controls and Procedures
An evaluation as of December 31, 2025, was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of December 31, 2025, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Changes in the Company’s Internal Control Over Financial Reporting
There were no changes during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Director and Officer Trading Arrangements
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement.”
The following elections made pursuant to the Company’s Deferred Compensation Program (DC Program) and Executive Stock Unit Program (ESU Program) may be considered to constitute “non-Rule 10b5-1 trading arrangements.” As such, we have disclosed them below. All elections were made at a time when the individual was not aware of material non-public information about the Company. The securities under the DC Program and the ESU Program are issued from the Company to the individual and no market transaction is involved.
Elections were made pursuant to the DC Program, effective December 15, 2025, which deferred cash compensation that would have been earned from January 1, 2026 through December 31, 2026, into Company stock units convertible into Company common stock on a one-to-one basis. Angela Barbee (director), J. Tyson Hagale (EVP, President - Bedding Products), and R. Samuel Smith, Jr. (EVP, President - Specialized Products and Furniture, Flooring & Textile Products) elected to defer cash compensation into stock units. The number of stock units acquired under the DC Program is determined by taking the cash deferred and dividing it by 80% of the closing price of the Company common stock on the NYSE on the date the cash would have otherwise been paid. On December 4, 2025, Tammy M. Trent (SVP and CAO) elected to withdraw from participation in the ESU program beginning January 1, 2026. The number of stock units awarded in the ESU Program is determined by taking the amount of any Company matching contributions and dividend equivalent contributions and dividing it by 85% of the fair market value of the Company common stock on the date the cash would have otherwise been paid.
2026 Restructuring Plan
Because we are filing this Annual Report on Form 10-K within four business days after the triggering event, we are making the following disclosure under this Item 9B instead of filing a Form 8-K under Item 2.05 Costs Associated with Exit or Disposal Activities.
On February 24, 2026, we committed to a restructuring plan primarily associated with our Specialty Foam business unit in our Bedding Products segment and, to a lesser degree, our Flooring Products business unit within our Furniture, Flooring & Textile Products segment (2026 Restructuring Plan). We anticipate taking actions pursuant to the 2026 Restructuring Plan to consolidate two manufacturing facilities in our Specialty Foam business unit and one manufacturing facility in the Flooring Products business unit into other existing facilities. These actions are expected to improve our manufacturing efficiency and enhance profitability, while maintaining our service and quality levels. These consolidations are expected to reduce workforce levels by approximately 250.
In aggregate, we expect to incur restructuring and restructuring-related pretax costs of approximately $15 million. Approximately $10 million of these costs are cash charges, most of which are from facility closure and asset relocation costs and, to a lesser extent, employee termination costs. We expect to incur approximately $5 million of non-cash charges, a majority of which is related to accelerated depreciation of property, plant and equipment and, to a lesser extent, an operating lease right-of-use asset impairment.
We are continuing to evaluate opportunities to improve our cost structure and profitability across our businesses. The execution of any of these opportunities may result in additional restructuring costs, restructuring-related costs, or impairments. However, at this time we do not expect these to be material. We anticipate that the 2026 Restructuring Plan will be substantially complete by the end of 2026.

PART II
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The subsections titled “PROPOSAL ONE: Election of Directors,” “Board and Committee Composition and Meetings,” “Consideration of Director Nominees and Diversity,” “Delinquent Section 16(a) Reports,” and “Director Independence and Board Service,” as well as the introductory paragraph under the “Corporate Governance and Board Matters” section in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 21, 2026, are incorporated by reference.
Directors of the Company
Directors are normally elected annually at the Annual Meeting of Shareholders and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. All current directors have been nominated for re-election at the Company’s annual meeting of shareholders to be held May 21, 2026.
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
Angela Barbee, age 60, was Senior Vice President of Technology and Global R&D of Weber Inc., a manufacturer of charcoal, gas, pellet, and electric outdoor grills and accessories, from 2021 until 2022. She previously served as Vice President of Advance Development, Global Kitchen & Bath Group of Kohler Company, a global leader in design, innovation and manufacture of kitchen and bath products, engines and power systems, and luxury cabinetry and tile, from 2020 to 2021, and as Vice President of New Product Development and Engineering, Global Faucets from 2018 to 2020. Ms. Barbee served as Director of Global Creative Design Operations of General Motors, a global company that designs, builds, and sells trucks, crossovers, cars, and automobile parts and accessories, from 2013 to 2017, and in various other capacities since 1994. Ms. Barbee holds a bachelor’s degree in mechanical engineering from Wayne State University, a master’s degree in mechanical engineering from Purdue University, and has completed the Executive Education Program in the Ross Business School at the University of Michigan. Through her positions at Weber, Kohler, and General Motors, Ms. Barbee has a wide-ranging knowledge of manufacturing, engineering and innovation, management, and operations in the consumer products and automotive industries. She also has extensive international experience in leading engineering, development and innovation efforts. She was first elected as a director of the Company in 2022.
Robert E. Brunner, age 68, was the Executive Vice President of Illinois Tool Works (ITW), a Fortune 250 global, multi-industrial manufacturer of advanced industrial technology, from 2006 until his retirement in 2012. He previously served ITW as President—Global Auto beginning in 2005 and President—North American Auto from 2003. Mr. Brunner holds a degree in finance from the University of Illinois and an MBA from Baldwin-Wallace University. Mr. Brunner currently serves as the independent Board Chair of Lindsay Corporation, a global manufacturer of irrigation equipment and road safety products, and previously served as a director of NN, Inc., a diversified industrial company that designs and manufactures high-precision components and assemblies on a global basis. Mr. Brunner’s experience and leadership with ITW, a diversified manufacturer with a global footprint, provides valuable insight to our Board on the automotive strategy, business development, mergers and acquisitions, operations, and international issues. He was first elected as a director of the Company in 2009.

PART III
Mary Campbell, age 58, served as President, vCommerce Ventures of Qurate Retail, Inc., from 2022 until her retirement at the end of 2023. Qurate Retail is comprised of a select group of retail brands including QVC, HSN, Ballard Designs, Frontgate, Garnet Hill, and Grandin Road and is a leader in video commerce, and a leader in mobile and social commerce. During her more than 20 years with the company, Ms. Campbell held various leadership positions across the Merchandising, Planning and Commerce Platforms functions. Most recently, and prior to her most recent position, she served as Chief Merchandising Officer of Qurate Retail Group and Chief Commerce Officer of QVC from 2018 to 2022, as Chief Merchandising and Interactive Officer in 2018, as Chief Interactive Experience Officer from 2017 to 2018, and as Executive Vice President, Commerce Platforms for QVC from 2014 to 2017. Ms. Campbell holds a bachelor’s degree in psychology from Central Connecticut State University. Ms. Campbell currently serves as a director of Kontoor Brands, Inc., a global lifestyle apparel company. Through her positions at Qurate Retail Group and QVC, Ms. Campbell has extensive knowledge in consumer driven product innovation, marketing and brand building, and traditional and new media platforms, as well as leading teams for long-term growth and evolution. She was first elected as a director of the Company in 2019.

Karl G. Glassman, age 67, served as the Company's President and Chief Executive Officer since May 2024, and as segment manager of Specialized Products on a temporary basis until February 2025. Mr. Glassman previously served as Executive Chairman of the Board from 2022 until his retirement in May 2023 and was first appointed Chairman of the Board in 2020. Mr. Glassman served as the Company’s Chief Executive Officer from 2016 to 2021, President from 2013 to 2019, Chief Operating Officer from 2006 to 2015, Executive Vice President from 2002 to 2013, President of the former Residential Furnishings segment from 1999 to 2006, Senior Vice President from 1999 to 2002, and in various capacities since 1982. Mr. Glassman holds a degree in business management and finance from California State University-Long Beach. As the Company's President and CEO with decades of experience in Leggett’s senior management team, Mr. Glassman offers exceptional knowledge of the Company’s operations, strategy, and governance, as well as customers and end markets. Mr. Glassman also served on the Board of Directors of the National Association of Manufacturers through the end of 2022. He was first elected as a director of the Company in 2002.
Joseph W. McClanathan, age 73, served as President and Chief Executive Officer of the Household Products Division of Energizer Holdings, Inc., a manufacturer of portable power solutions, from 2007 through his retirement in 2012. Previously, he served Energizer as President and Chief Executive Officer of the Energizer Battery Division from 2004 to 2007, as President—North America from 2002 to 2004, and as Vice President—North America from 2000 to 2002. Mr. McClanathan holds a degree in management from Arizona State University. Mr. McClanathan currently serves as a director of Brunswick Corporation, a market leader in the marine industry. Through his leadership experience at Energizer and as a former director of the Retail Industry Leaders Association, Mr. McClanathan offers an exceptional perspective to the Board on manufacturing operations, marketing and development of international capabilities. He was first elected as a director of the Company in 2005.
Srikanth Padmanabhan, age 61, was appointed Executive Vice President and President, Operations, of Cummins Inc., a global manufacturer of engines and power solutions, from 2024 until his retirement in April 2025. He previously served as President of its Engine Business segment from 2016 to 2023, as Vice President—Engine Business from 2014 to 2016, Vice President and General Manager of Emission Solutions from 2008 to 2014, and in various other capacities since 1991. Mr. Padmanabhan holds a bachelor’s degree in mechanical engineering from the National Institute of Technology in Trichy, India, a Ph.D. in mechanical engineering from Iowa State University, and has completed the Advanced Management Program at Harvard Business School. Mr. Padmanabhan is a director of Terex Corporation, a global manufacturer of materials processing products for the electric utility industry. With over 30 years at Cummins in a variety of leadership roles, Mr. Padmanabhan offers considerable knowledge of the automotive industry and the industrial sector. He brings extensive experience in managing operations, technology and innovation across a multi-billion-dollar global business. He has lived and worked in India, the United States, Mexico, and the United Kingdom. He was first elected as a director of the Company in 2018.
Jai Shah, age 59, serves as a Group President of Masco Corporation, a Fortune 500 global leader in the design, manufacture and distribution of branded home improvement and building products. In this position since 2018, Mr. Shah currently has responsibility for operating companies with leading brands in global decorative and rough plumbing in North America and previously headed Masco's platform of decorative architectural and

PART III
wellness businesses. Mr. Shah is also responsible for Masco’s Corporate Strategic Planning activities. He previously served as President of Delta Faucet Company, a Masco business unit, from 2014 to 2018, as Vice President and Chief Human Resources Officer for Masco from 2012 to 2014, and in various capacities since 2003. Prior to Masco, Mr. Shah held a number of senior management positions at Diversey Corporation and served as Senior Auditor for KPMG Peat Marwick Chartered Accountants. Mr. Shah is a Certified Public Accountant and Chartered Professional Accountant (Canada) and holds an MBA from the University of Michigan, as well as bachelor’s and master’s degrees in accounting from the University of Waterloo in Ontario, Canada. Mr. Shah’s range of experience at Masco in a variety of operational, financial and corporate roles offers the Board a broad perspective on relevant issues facing global corporations, including growth strategy development and implementation, talent management, and adapting to e-business and market innovations. He was first elected as a director of the Company in 2019.
Phoebe A. Wood, age 72, has been a principal in CompaniesWood, a consulting firm specializing in early stage investments, since her 2008 retirement as Vice Chairman and Chief Financial Officer of Brown-Forman Corporation, a diversified consumer products manufacturer, where she had served since 2001. Ms. Wood previously held various positions at Atlantic Richfield Company, an oil and gas company, from 1976 to 2000. She has also served as Chief Executive Officer of KirtleyWood LLC, a board advisory firm, since January 2025. Ms. Wood holds a degree in psychology from Smith College and an MBA from UCLA. Ms. Wood is a director of Invesco, Ltd., an independent global investment manager, and PPL Corporation, a utility and energy services company. Ms. Wood previously served as a director of Pioneer Natural Resources, an independent oil and gas company, from 2013 to 2024. From her career in business and various directorships, Ms. Wood provides the Board with a wealth of understanding of the strategic, financial and accounting issues the Board addresses in its oversight role. She was first elected as a director of the Company in 2005.
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
Item 11. Executive Compensation.
The subsections titled “Board’s Oversight of Risk Management,” “Director Compensation,” together with the entire section titled “Executive Compensation and Related Matters” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 21, 2026, are incorporated by reference. No Human Resources and Compensation Committee member had an interlocking relationship as described in Item 407(e)(4) of Regulation S-K.

PART III
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The entire sections titled “Security Ownership” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 21, 2026, are incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The subsections titled “PROPOSAL ONE: Election of Directors,” “Transactions with Related Persons,” “Director Independence and Board Service,” and “Board and Committee Composition and Meetings” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 21, 2026, are incorporated by reference.
Item 14. Principal Accountant Fees and Services.
The subsections titled “Audit and Non-Audit Fees” and “Pre-Approval Procedures for Audit and Non-Audit Services” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 21, 2026, are incorporated by reference.

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
Under the supervision and with the participation of management (including ourselves), we conducted an evaluation of the effectiveness of Leggett & Platt’s internal control over financial reporting, as of December 31, 2025, based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, we concluded that Leggett & Platt’s internal control over financial reporting was effective as of December 31, 2025.
Leggett & Platt’s internal control over financial reporting, as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 74 of this Form 10-K.

/s/ KARL G. GLASSMAN	/s/ BENJAMIN M. BURNS
Karl G. Glassman President and Chief Executive Officer	Benjamin M. Burns Executive Vice President and Chief Financial Officer

February 26, 2026	February 26, 2026

PART IV
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Leggett & Platt, Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Leggett & Platt, Incorporated and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

PART IV
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
Annual Goodwill Impairment Assessments – Bedding and Work Furniture Reporting Units
As described in Notes A, F, and G to the consolidated financial statements, the Company’s goodwill balance was $751.4 million as of December 31, 2025, and the goodwill associated with the Bedding and Work Furniture reporting units was $323.7 million and $55.0 million, respectively. Management assesses goodwill for impairment annually in the second quarter or when triggering events occur. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, up to the total amount of goodwill for the reporting unit. Fair value of the reporting units is determined by management using a combination of two valuation methods, a market approach and an income approach. The market approach estimates fair value by first determining price-to-earnings ratios for comparable publicly traded companies with similar characteristics of the reporting unit and applying the ratios to the projected earnings of the reporting unit. The income approach is based on projected future (debt-free) cash flow that is discounted to present value using factors that consider the timing and risk of future cash flows. Discounted cash flow projections are based on 5-year financial forecasts developed from operating plans and economic projections, sales growth, estimates of future expected changes in operating margins, a discount rate, terminal value growth rates, future capital expenditures and changes in working capital requirements.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessments of the Bedding and Work Furniture reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) sales growth and discount rates used in the income approach for the Bedding and Work Furniture reporting units, (b) estimates of future expected changes in operating margins used in the income approach for the Bedding reporting unit, and (c) price-to-earnings ratios used in the market approach for the Bedding and Work Furniture reporting units; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment assessments, including controls over the valuation of the Bedding and Work Furniture reporting units. These procedures also included, among others, (i) testing management's process for developing the fair value estimates of the reporting units; (ii) evaluating the appropriateness of the income and market valuation approaches used by management; (iii) testing the completeness and accuracy of underlying data used in the valuation approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to sales growth, estimates of future expected changes in operating margins, discount rates, and price-to-earnings ratios, as applicable to the reporting units. Evaluating management’s assumptions related to sales growth and estimates of future expected changes in operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s valuation approaches and (ii) the reasonableness of the discount rates and price-to-earnings ratios, as applicable to the reporting units.
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 26, 2026
We have served as the Company’s auditor since 1991.

PART IV
LEGGETT & PLATT, INCORPORATED
 Consolidated Balance Sheets

	December 31,
(Amounts in millions, except per share data)	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$587.4	$350.2
Trade receivables, net	433.7	503.0
Other receivables, net	42.2	56.4
Inventories	622.6	722.6
Prepaid expenses and other current assets	57.7	58.3
Total current assets	1,743.6	1,690.5
Property, Plant and Equipment—at cost
Machinery and equipment	1,440.0	1,466.3
Buildings and other	752.4	780.6
Land	36.7	39.0
Total property, plant and equipment	2,229.1	2,285.9
Less accumulated depreciation	1,565.1	1,561.5
Net property, plant and equipment	664.0	724.4
Other Assets
Goodwill	751.4	794.4
Other intangibles, net	91.3	140.4
Operating lease right-of-use assets	137.9	175.7
Other noncurrent assets	148.2	136.2
Total other assets	1,128.8	1,246.7
TOTAL ASSETS	$3,536.4	$3,661.6
LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long-term debt and short-term debt	$1.5	$1.3
Current portion of operating lease liabilities	51.5	53.4
Accounts payable	466.6	497.7
Accrued expenses	227.3	242.2
Other current liabilities	28.1	51.8
Total current liabilities	775.0	846.4
Long-term Liabilities
Long-term debt	1,496.2	1,862.8
Operating lease liabilities	106.7	131.1
Other long-term liabilities	83.0	82.2
Deferred income taxes	52.9	48.9
Total long-term liabilities	1,738.8	2,125.0
Commitments and Contingencies
Equity
Common stock—authorized, 600.0 shares of $.01 par value; 198.8 shares issued; Preferred stock—authorized, 100.0 shares; none issued	2.0	2.0
Additional contributed capital	550.3	568.7
Retained earnings	2,272.2	2,064.5
Accumulated other comprehensive loss	(9.0)	(115.8)
Less treasury stock—at cost (63.3 and 64.4 shares at December 31, 2025 and 2024, respectively)	(1,793.4)	(1,830.0)
Total Leggett & Platt, Inc. equity	1,022.1	689.4
Noncontrolling interest	.5	.8
Total equity	1,022.6	690.2
TOTAL LIABILITIES AND EQUITY	$3,536.4	$3,661.6
The accompanying notes are an integral part of these consolidated financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in millions, except per share data)	2025	2024	2023
Net trade sales	$4,055.1	$4,383.6	$4,725.3
Cost of goods sold	3,311.0	3,634.5	3,871.5
Gross profit	744.1	749.1	853.8
Selling and administrative expenses	488.3	508.8	465.4
Amortization of intangibles	16.2	22.0	69.0
Goodwill impairment	—	676.0	—
Long-lived asset impairment	19.0	6.3	443.7
Gain on sale of Aerospace Products Group	(90.9)	—	—
Net gain on disposal of assets and businesses	(64.1)	(35.6)	(20.1)
Pension settlement	22.0	.7	—
Other (income) expense, net	(2.4)	.8	(13.8)
Earnings (loss) before interest and income taxes	356.0	(429.9)	(90.4)
Interest expense	72.9	85.9	88.4
Interest income	6.6	6.6	5.4
Earnings (loss) before income taxes	289.7	(509.2)	(173.4)
Income taxes	54.3	2.2	(36.6)
Net earnings (loss)	235.4	(511.4)	(136.8)
Earnings attributable to noncontrolling interest, net of tax	—	(.1)	—
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$235.4	$(511.5)	$(136.8)
Net earnings (loss) per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.70	$(3.73)	$(1.00)
Diluted	$1.69	$(3.73)	$(1.00)

The accompanying notes are an integral part of these consolidated financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(Amounts in millions)	2025	2024	2023
Net earnings (loss)	$235.4	$(511.4)	$(136.8)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	88.9	(73.2)	40.9
Cash flow hedges	4.4	(5.3)	4.1
Defined benefit pension plans	13.5	6.4	4.8
Other comprehensive income (loss), net of tax	106.8	(72.1)	49.8
Comprehensive income (loss)	342.2	(583.5)	(87.0)
Less: comprehensive income attributable to noncontrolling interest	—	(.1)	—
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$342.2	$(583.6)	$(87.0)

The accompanying notes are an integral part of these consolidated financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in millions)	2025	2024	2023
Operating Activities
Net earnings (loss)	$235.4	$(511.4)	$(136.8)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	104.7	112.4	108.9
Amortization of intangibles and supply agreements	17.7	23.6	71.0
Long-lived asset impairment	19.0	6.3	443.7
Goodwill impairment	—	676.0	—
Increase (decrease) in provision for losses on accounts receivable	6.7	6.3	(6.5)
Write-down of inventories	12.5	35.7	9.0
Gain from the disposal of Aerospace Products Group	(90.9)	—	—
Net gain from disposal of assets and businesses	(64.1)	(35.6)	(20.1)
Deferred income tax benefit	(20.2)	(58.0)	(129.2)
Stock-based compensation	19.6	26.5	27.6
Pension expense (income), net of contributions	18.3	1.1	(2.0)
Other, net	(3.8)	(7.2)	15.6
Changes in working capital, excluding effects from acquisitions and divestitures:
Accounts and other receivables	85.4	42.5	48.6
Inventories	35.0	44.7	86.5
Other current assets	(5.3)	3.6	4.0
Accounts payable	(27.5)	(27.9)	13.7
Accrued expenses and other current liabilities	(4.3)	(32.9)	(36.8)
Net Cash Provided by Operating Activities	338.2	305.7	497.2
Investing Activities
Additions to property, plant and equipment	(57.2)	(81.6)	(113.8)
Proceeds from disposal of Aerospace Products Group	276.1	—	—
Proceeds from disposals of assets and businesses	74.4	47.0	23.4
Other, net	—	(2.0)	(.9)
Net Cash Provided by (Used for) Investing Activities	293.3	(36.6)	(91.3)
Financing Activities
Additions to long-term debt	—	—	.7
Payments on long-term debt	(.1)	(300.1)	(2.0)
Change in commercial paper and short-term debt	(376.1)	174.2	(105.8)
Dividends paid	(27.0)	(136.3)	(239.4)
Purchases of common stock	(2.4)	(4.9)	(6.0)
Other, net	(7.6)	(2.9)	(6.3)
Net Cash Used for Financing Activities	(413.2)	(270.0)	(358.8)
Effect of Exchange Rate Changes on Cash	18.9	(14.4)	1.9
Increase (Decrease) in Cash and Cash Equivalents	237.2	(15.3)	49.0
Cash and Cash Equivalents—Beginning of Year	350.2	365.5	316.5
Cash and Cash Equivalents—End of Year	$587.4	$350.2	$365.5
Supplemental Information
Interest paid (net of amounts capitalized)	$69.7	$84.9	$85.8
Property, plant and equipment acquired through finance leases	1.7	1.1	1.4
Capital expenditures in accounts payable	4.1	4.7	3.2
The accompanying notes are an integral part of these consolidated financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Statements of Changes in Equity

(Amounts in millions, except per share data)	Common Stock		Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non- controlling Interest	Total Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2022	198.8	$2.0	$568.5	$3,046.0	$(93.5)	(66.2)	$(1,882.3)	$.7	$1,641.4
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	—	—	—	(136.8)	—	—	—	—	(136.8)
Dividends declared	—	—	5.7	(248.1)	—	—	—	—	(242.4)
Treasury stock purchased	—	—	—	—	—	(.2)	(6.4)	—	(6.4)
Treasury stock issued	—	—	(21.1)	—	—	1.0	26.8	—	5.7
Other comprehensive income (loss), net of tax (See Note P)	—	—	—	—	49.8	—	—	—	49.8
Stock-based compensation, net of tax	—	—	22.7	—	—	—	—	—	22.7
Balance, December 31, 2023	198.8	$2.0	$575.8	$2,661.1	$(43.7)	(65.4)	$(1,861.9)	$.7	$1,334.0
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	—	—	—	(511.5)	—	—	—	.1	(511.4)
Dividends declared	—	—	3.4	(85.1)	—	—	—	—	(81.7)
Treasury stock purchased	—	—	—	—	—	(.3)	(4.9)	—	(4.9)
Treasury stock issued	—	—	(32.0)	—	—	1.3	36.8	—	4.8
Other comprehensive income (loss), net of tax (See Note P)	—	—	—	—	(72.1)	—	—	—	(72.1)
Stock-based compensation, net of tax	—	—	21.5	—	—	—	—	—	21.5
Balance, December 31, 2024	198.8	$2.0	$568.7	$2,064.5	$(115.8)	(64.4)	$(1,830.0)	$.8	$690.2
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	—	—	—	235.4	—	—	—	—	235.4
Dividends declared	—	—	.7	(27.7)	—	—	—	(.3)	(27.3)
Treasury stock purchased	—	—	—	—	—	(.3)	(2.4)	—	(2.4)
Treasury stock issued	—	—	(35.7)	—	—	1.3	39.0	—	3.3
Other comprehensive income (loss), net of tax (See Note P)	—	—	—	—	106.8	—	—	—	106.8
Stock-based compensation, net of tax	—	—	16.6	—	—	—	—	—	16.6
Balance, December 31, 2025	198.8	$2.0	$550.3	$2,272.2	$(9.0)	(63.4)	$(1,793.4)	$.5	$1,022.6

The accompanying notes are an integral part of these consolidated financial statements.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Financial Statements
 (Dollar amounts in millions, except per share data)
December 31, 2025, 2024 and 2023
A—Summary of Significant Accounting Policies
PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Leggett & Platt, Incorporated and its subsidiaries (we or our). Management does not expect foreign exchange restrictions to significantly impact the ultimate realization of amounts consolidated in the accompanying financial statements for subsidiaries located outside the United States. All intercompany transactions and accounts have been eliminated in consolidation.
ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the accrual and disclosure of loss contingencies.
CASH EQUIVALENTS: Cash equivalents include cash in excess of daily requirements, which is invested in various financial instruments with original maturities of three months or less. Restricted cash was less than $2.0 in the years presented and was primarily related to restricted deposits against a short-term borrowing arrangement of a foreign entity.
TRADE AND OTHER RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS: Trade receivables are recorded at the invoiced amount and generally do not bear interest. Credit is also occasionally extended in the form of a note receivable to facilitate our customers’ operating cycles.
We participate in trade receivables sales programs in combination with third-party banking institutions and certain customers. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Balance Sheets, and the related proceeds are reported as cash provided by operating activities in the Consolidated Statements of Cash Flows. Approximately $45.0 of trade receivables were sold and removed from our Consolidated Balance Sheets at both December 31, 2025 and 2024.
The allowance for doubtful accounts is an estimate of the amount of probable credit losses. Allowances and non-accrual status designations are determined by individual account reviews by management and are based on several factors, such as the length of time that receivables are past due, the financial health of the companies involved, industry and macroeconomic considerations, and historical loss experience. We also utilize a pool approach to group our receivables with similar risk characteristics. Our pools correspond with our business units, which generally have similar terms, industry-specific conditions, and historical or expected loss patterns. Reserves are established for each pool based on their level of risk exposure. When credit deterioration occurs on a specific customer within a pool, we evaluate the receivable separately to estimate the expected credit loss, based on the specific risk characteristics. A qualitative reserve is also established for any current macroeconomic conditions or reasonable and supportable forecasts that could impact the expected collectability of all or a portion of our receivables portfolio.
Account balances are charged against the allowance when it is probable the receivable will not be recovered. Interest income is not recognized for nonperforming accounts that are placed on non-accrual status. For accounts on non-accrual status, any interest payments received are applied against the balance of the non-accrual account.
ACCOUNTS PAYABLE: Accounts payable are recorded at the invoiced amount for services at the time they are rendered and for inventory based on the delivery terms of the purchase. We occasionally utilize third-party programs that allow our suppliers to be paid earlier at a discount. While we continue to make payments based on our customary terms, a supplier can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The accounts payable settled through the third-party programs, which remain on our

Consolidated Balance Sheets, were approximately $115.0 and $120.0 at December 31, 2025 and 2024, respectively.
Presented below are the approximate outstanding obligations confirmed as valid under the supplier finance program for the year ending December 31, 2025:

December 31, 2025
Confirmed obligations outstanding at the beginning of the year	$120.0
Invoices confirmed during the year	500.0
Confirmed invoices paid during the year	(505.0)
Confirmed obligations outstanding at the end of the year	$115.0
INVENTORIES:
The following table recaps the components of inventory for each period presented:

	December 31, 2025	December 31, 2024
Finished goods	$297.8	$321.6
Work in process	39.0	72.1
Raw materials and supplies	285.8	328.9
Inventories	$622.6	$722.6
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
GOODWILL: Goodwill results from the acquisition of existing businesses. We test goodwill for impairment at the reporting unit level which are the business groups that are one level below the operating segments for which discrete financial information is available. We have six reporting units. We perform our testing annually in the second quarter, or when triggering events occur. We use a quantitative analysis, comparing the fair value of each reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, up to the total amount of goodwill for the reporting unit.
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

	Useful Life Range	Weighted Average Life
Other intangible assets	6-20 years	12 years
LONG-LIVED ASSETS IMPAIRMENT EVALUATION: We review long-lived assets for recoverability annually and whenever events or changes in circumstances indicate carrying values may not be recoverable. Fair value is calculated using similar methodologies as discussed above in Acquisitions.
Assets Held and Used—Assets are tested for recoverability at the asset group level. If the carrying value of an asset group exceeds its undiscounted expected cash flows, then a fair value analysis is performed. An impairment charge is recognized if the carrying value exceeds the fair value.
Assets Held for Sale—An asset or business is classified as held for sale when (i) management commits to a plan to sell and it is actively marketed; (ii) it is available for immediate sale and the sale is expected to be completed within one year; and (iii) it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. Upon being classified as held for sale, a recoverability test is performed, and an impairment charge is recognized if the carrying value exceeds the fair value less cost to sell. These assets are no longer depreciated or amortized. We had no material held-for-sale assets or liabilities at December 31, 2025 and December 31, 2024, respectively.
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
SHIPPING AND HANDLING FEES AND COSTS: Shipping and handling costs are included as a component of “Cost of goods sold” in our Consolidated Statement of Operations.
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
At December 31, 2025, we had cash and cash equivalents of $587.4 primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. A substantial majority of these funds are held in the international accounts of our foreign operations. Due to capital requirements in various jurisdictions, $101.4 of this cash was inaccessible for repatriation at year end. Inaccessible cash balances can fluctuate based on the amount of foreign distributable profits available and the variability of our foreign cash balances.
We maintain allowances for potential credit losses. We perform ongoing credit evaluations of our customers’ financial conditions and generally require no collateral from our customers, some of which are highly leveraged.
We have no material guarantees or liabilities for product warranties which require disclosure.
From time to time, we enter into contracts to hedge foreign currency denominated transactions and interest rates related to our debt. To minimize the risk of counterparty default, only highly-rated financial institutions that meet certain requirements are used. We do not anticipate that any of the financial institution counterparties will default on their obligations.
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
On the date the contract is entered into, we designate the derivative as one of the following types of hedging instruments and account for it as follows:
Cash Flow Hedge—The hedge of a forecasted transaction or of the variability of cash flows to be received or paid, related to a recognized asset or liability or anticipated transaction, is designated as a cash flow hedge. The change in fair value is recorded in "Accumulated other comprehensive loss" in our Consolidated Balance Sheets. When the hedged item impacts the Consolidated Statements of Operations, the gain or loss included in "Other comprehensive income (loss), net of tax" in our Consolidated Statements of Comprehensive Income (Loss) is reported on the same line of the Consolidated Statements of Operations as the hedged item, to match the gain or loss on the derivative to the gain or loss on the hedged item. Specifically, we regularly use currency cash flow hedges to manage risk associated with exchange rate volatility of various currencies and occasionally use interest rate cash flow hedges to manage interest rate risks. Settlements associated with the sale or production of product are presented in operating cash flows, and settlements associated with debt issuance are presented in financing cash flows.
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
FAIR VALUE MEASUREMENTS: We utilize fair value measures for both financial and non-financial assets and liabilities.
For financial assets (including pension plan investments) and liabilities measured on a recurring basis, fair value measurements are established using a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following categories:
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
Non-financial assets and liabilities measured on a non-recurring basis are primarily purchase price allocations for assets and liabilities of acquired companies and evaluations of goodwill and long-lived assets for potential impairment. Determining fair values for these items requires significant judgment and includes a variety of methods and models that utilize significant Level 3 inputs. See "GOODWILL" above for additional information. We did not complete any acquisitions during the periods presented.
RECLASSIFICATIONS: Certain immaterial reclassifications have been made to the prior years’ information in the Consolidated Financial Statements and related notes to conform to the 2025 presentation.
NEW ACCOUNTING GUIDANCE: The Financial Accounting Standards Board (FASB) regularly issues updates to the FASB Accounting Standards Codification that are communicated through issuance of an Accounting Standards Update (ASU). Below is a summary of the ASUs that are most relevant to our financial statements:
Adopted in the current year
•ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”: This ASU requires disclosure of specific categories within the rate reconciliation, as well as the disaggregation of income taxes paid, net of refunds received, by jurisdiction. We adopted the new standard effective for the year ended December 31, 2025, and have applied the new disclosure requirements on a prospective basis to the current reporting period only. As a result, we have enhanced our income tax disclosures presented in Note O. The adoption of this ASU affects disclosures only and has no effect on our financial condition and results of operations.
To be adopted in future years
•ASU 2024-03 "Income Statement (Subtopic 220-40)—Reporting Comprehensive Income—Expense Disaggregation Disclosures": This ASU requires disaggregated disclosures for specific categories such as inventory purchases, employee compensation, depreciation, and amortization, as well as other qualitative descriptions. This guidance will be effective for our annual periods beginning January 1, 2027, and interim periods beginning January 1, 2028. Early adoption is permitted and may be applied prospectively or retrospectively. We are currently evaluating the impact of adopting this guidance.
•ASU 2025-06 "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software": This ASU removes the prescriptive and sequential software development stages (referred to as "project stages") and requires capitalization to begin when management has authorized and committed to funding the project and it is probable that the project will be both completed and used to perform its intended function. This guidance will be effective January 1, 2028 (for both annual and interim reporting periods). Early adoption is permitted and may be applied prospectively, retrospectively, or using a modified transition approach. We are currently evaluating the impact of adopting this guidance.
•ASU 2025-09 “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements”: This ASU clarifies certain aspects of the guidance on hedge accounting. This guidance will be effective January 1, 2028 (for both annual and interim reporting periods). Early adoption is permitted and must be applied prospectively. We are currently evaluating the impact of adopting this guidance.
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

	Year Ended December 31,
	2025	2024	2023
Bedding Products
Bedding Group	$1,558.4	$1,751.7	$1,964.7
	1,558.4	1,751.7	1,964.7
Specialized Products
Automotive Group	794.3	834.6	878.4
Aerospace Products Group [1]	132.2	190.2	154.1
Hydraulic Cylinders Group	195.9	214.3	247.3
	1,122.4	1,239.1	1,279.8
Furniture, Flooring & Textile Products
Home Furniture Group	250.9	273.8	300.5
Work Furniture Group	276.1	272.3	272.8
Flooring & Textile Products Group	847.3	846.7	907.5
	1,374.3	1,392.8	1,480.8
	$4,055.1	$4,383.6	$4,725.3
1    In August 2025, we divested our Aerospace Products Group (see Note S).
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
•Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute engineered hydraulic cylinders used in the material-handling and heavy construction industries. On August 29, 2025, we divested our Aerospace Products Group, as discussed in Note S.
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
A summary of segment results for the periods presented is as follows:

Year Ended December 31, 2025	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products	Total
Trade sales [1]	$1,558.4	$1,122.4	$1,374.3	$4,055.1
Inter-segment sales	21.0	1.6	7.5	30.1
Total segment sales	1,579.4	1,124.0	1,381.8	4,085.2
Less:
Depreciation and amortization	55.1	34.7	18.3	108.1
Nonoperating assets depreciation and amortization [2]	5.5	3.9	4.9	14.3
Total depreciation and amortization	60.6	38.6	23.2	122.4
Gain on sale of Aerospace Products Group (See Note S)	—	(90.9)	—	(90.9)
Restructuring, restructuring-related, and impairment charges (See Note E)	26.0	7.5	2.7	36.2
Gain on sale of real estate	(21.7)	(1.7)	(5.7)	(29.1)
Net gain from insurance proceeds	(34.7)	—	—	(34.7)
Other segment items [3]	1,450.5	966.2	1,283.0	3,699.7
Segment EBIT	$98.7	$204.3	$78.6	381.6
Intersegment eliminations and other [4]				(25.6)
Interest expense net of interest income				(66.3)
Earnings (loss) before income taxes				$289.7

Year Ended December 31, 2024	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products	Total
Trade sales [1]	$1,751.7	$1,239.1	$1,392.8	$4,383.6
Inter-segment sales	25.0	3.3	9.8	38.1
Total segment sales	1,776.7	1,242.4	1,402.6	4,421.7
Less:
Depreciation and amortization	59.0	43.0	21.7	123.7
Nonoperating assets depreciation and amortization [2]	5.0	3.4	3.9	12.3
Total depreciation and amortization	64.0	46.4	25.6	136.0
Goodwill impairment (See Note F)	587.9	43.6	44.5	676.0
Restructuring, restructuring-related, and impairment charges (See Note E)	37.4	10.1	2.3	49.8
Gain on sale of real estate	(30.9)	—	—	(30.9)
Net gain from insurance proceeds	—	—	(2.2)	(2.2)
Other segment items [3]	1,667.3	1,077.9	1,274.2	4,019.4
Segment EBIT	$(549.0)	$64.4	$58.2	(426.4)
Intersegment eliminations and other [4]				(3.5)
Interest expense net of interest income				(79.3)
Earnings (loss) before income taxes				$(509.2)

Year Ended December 31, 2023	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products	Total
Trade sales [1]	$1,964.7	$1,279.8	$1,480.8	$4,725.3
Inter-segment sales	31.9	1.5	11.7	45.1
Total segment sales	1,996.6	1,281.3	1,492.5	4,770.4
Less:
Depreciation and amortization	103.9	41.1	22.5	167.5
Nonoperating assets depreciation and amortization [2]	5.3	3.3	3.8	12.4
Total depreciation and amortization	109.2	44.4	26.3	179.9
Long-lived asset impairment (See Note F)	443.7	—	—	443.7
Gain on sale of real estate	(5.4)	—	(5.5)	(10.9)
Net gain from insurance proceeds	(1.9)	—	(7.0)	(8.9)
Other segment items [3]	1,795.2	1,111.9	1,350.1	4,257.2
Segment EBIT	$(344.2)	$125.0	$128.6	(90.6)
Intersegment eliminations and other				.2
Interest expense net of interest income				(83.0)
Earnings (loss) before income taxes				$(173.4)
1 See Note B for revenue by product family.
2 Nonoperating assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment.
3 Other segment items included in segment EBIT but not regularly provided to the CODM are comprised of "Cost of goods sold", "Selling and administrative expenses", and "Other (income) expense, net" shown in the Consolidated Statements of Operations.
4 Intersegment eliminations and other included $22.0 for a pension settlement (see Note M) and $3.4 for Somnigroup International Inc. unsolicited offer evaluation costs (see Note U) in 2025 and $3.7 in CEO transition compensation costs in 2024.

Average assets for our segments are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (current assets and current liabilities utilized in operations) plus net property, plant and equipment. Segment assets for all years are reflected at their estimated average for the year.

	Year Ended December 31,
	Assets	Additions to Property, Plant and Equipment
2025
Bedding Products	$635.5	$19.8
Specialized Products	363.0	26.0
Furniture, Flooring & Textile Products	331.1	9.3
Average current liabilities included in segment numbers above	650.0	—
Unallocated assets and other [1]	1,807.3	2.1
Difference between average assets and year-end balance sheet	(250.5)	—
	$3,536.4	$57.2
2024
Bedding Products	$741.8	$30.5
Specialized Products	398.7	35.2
Furniture, Flooring & Textile Products	346.1	9.7
Average current liabilities included in segment numbers above	692.7	—
Unallocated assets and other [1,2]	1,634.0	6.2
Difference between average assets and year-end balance sheet	(151.7)	—
	$3,661.6	$81.6
2023
Bedding Products	$815.2	$47.3
Specialized Products	398.6	42.7
Furniture, Flooring & Textile Products	390.3	12.7
Average current liabilities included in segment numbers above	736.1	—
Unallocated assets and other [1]	2,403.2	11.1
Difference between average assets and year-end balance sheet	(108.9)	—
	$4,634.5	$113.8
1 Unallocated assets consists primarily of goodwill, other intangibles, cash, and deferred tax assets.
2 2024 unallocated assets reflects a $676.0 goodwill impairment as discussed in Note F.

Trade sales and tangible long-lived assets are presented below, based on the geography of manufacture.

	Year Ended December 31,
	2025	2024	2023
Trade sales
Foreign sales
Europe	$616.9	$660.6	$715.2
China	409.5	443.5	464.7
Canada	289.6	289.5	296.6
Mexico	187.1	214.0	232.6
Other	140.4	143.4	139.2
Total foreign sales	1,643.5	1,751.0	1,848.3
United States	2,411.6	2,632.6	2,877.0
Total trade sales	$4,055.1	$4,383.6	$4,725.3

Tangible long-lived assets
Foreign tangible long-lived assets
Europe	$140.1	$144.9	$149.4
China	45.1	44.3	47.1
Canada	21.9	23.1	25.6
Mexico	12.6	11.6	14.3
Other	8.9	6.8	7.3
Total foreign tangible long-lived assets	228.6	230.7	243.7
United States	435.4	493.7	537.5
Total tangible long-lived assets	$664.0	$724.4	$781.2

D—Earnings (Loss) Per Share (EPS)
Basic and diluted earnings (loss) per share were calculated as follows:

	Year Ended December 31,
	2025	2024	2023
Net earnings (loss)
Net earnings (loss)	$235.4	$(511.4)	$(136.8)
Earnings attributable to noncontrolling interest, net of tax	—	(.1)	—
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$235.4	$(511.5)	$(136.8)

Weighted average number of shares (in millions)
Weighted average number of common shares used in basic EPS	138.5	137.3	136.3
Dilutive effect of stock-based compensation	1.2	—	—
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	139.7	137.3	136.3

Basic and diluted EPS
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$1.70	$(3.73)	$(1.00)

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$1.69	$(3.73)	$(1.00)

Other information
Anti-dilutive shares excluded from diluted EPS computation	.5	.5	.5

Cash dividends declared per share	$.20	$.61	$1.82
E—Restructuring and Related Activities
Restructuring and restructuring-related activity for 2023 was $2.9 and was not associated with any formal plan.
In 2024, we committed to a restructuring plan (the 2024 Restructuring Plan or 2024 Plan). The 2024 Plan was primarily associated with our Bedding Products segment and included, to a lesser extent, our Furniture, Flooring & Textile Products segment, our Specialized Products segment, and general and administrative cost structure initiatives.
Over the course of the restructuring timeline, we consolidated 17 production and distribution facilities in the Bedding Products segment and four production facilities in the Furniture, Flooring & Textile Products segment. We optimized manufacturing and operating efficiencies in the Hydraulic Cylinders Group, and reduced our corporate general and administrative expenses. All of these activities were substantially complete by the end of 2025.

The following table presents all 2024 Plan restructuring and restructuring-related activity, including impairments, for the periods presented:

	Total Approximate Amount Expected to be Incurred	Total Amount Incurred to Date Since January 1, 2024	Total Incurred for the Year Ended December 31,
			2025	2024
2024 Restructuring Plan activity:
Net cash restructuring and restructuring-related costs	$40	$39.0	$8.7	$30.3
Net non-cash restructuring and restructuring-related costs	17	15.3	2.0	13.3
Total net restructuring and restructuring-related costs	57	54.3	10.7	43.6
Goodwill and long-lived asset impairment costs [1]	23	23.2	19.0	4.2
Total net restructuring and restructuring-related activity, including impairments	$80	$77.5	$29.7	$47.8
1 This includes $.7 of goodwill impairment in 2024 related to a small U.S. machinery business within the Bedding Products segment that reached held-for-sale status in the fourth quarter of 2024 and was sold in the first quarter of 2025 as discussed in Note S.

The table below presents the restructuring and restructuring-related activity for the periods presented:

	Consolidated Statements of Operations Presentation	Year Ended December 31,
		2025	2024
2024 Plan restructuring costs (gains):
Termination benefits, relocation, and other restructuring costs	Other (income) expense, net	$6.0	$18.5
2024 Plan restructuring-related costs (gains):
Inventory obsolescence and other	Cost of goods sold	2.0	13.2
Professional services and other	Selling and administrative expenses	1.1	13.5
Net loss (gain) on disposal of assets and businesses	Net gain on disposal of assets and businesses	1.6	(1.6)
Total 2024 Plan restructuring-related costs (gains)		4.7	25.1
Total 2024 Plan net restructuring and restructuring-related costs (gains)		$10.7	$43.6

Other restructuring costs (gains):[1]
Termination benefits, relocation, and other restructuring costs	Other (income) expense, net	$5.1	$.2
Other restructuring-related (gains) costs:
Inventory obsolescence and other	Cost of goods sold	1.6	—
Professional services and other	Selling and administrative expenses	.9	2.7
Net (gain) loss on disposal of assets and businesses	Net gain on disposal of assets and businesses	(.9)	—
Gain on sale of Aerospace Products Group	Gain on sale of Aerospace Products Group	(90.9)	—
Total other restructuring-related (gains) costs		(89.3)	2.7
Total other net restructuring and restructuring-related (gains) costs		$(84.2)	$2.9
1 This includes cash charges for divestiture-related expenses associated with the sale of our Aerospace Products Group, as discussed in Note S. Costs were $2.2 and $2.7 in the years ended December 31, 2025 and 2024, respectively.
Net restructuring and restructuring-related 2024 Plan costs by segment were as follows:

	Year Ended December 31,
	2025	2024
Bedding Products	$5.6	$33.9
Specialized Products	3.5	7.4
Furniture, Flooring & Textile Products	1.6	2.3
Total	$10.7	$43.6
We recognized gains from the sale of real estate associated with the 2024 Plan of $24.3 and $16.6 in the years ended December 31, 2025 and December 31, 2024, respectively. These gains are not reflected in the tables above.
Accrued liabilities associated with our total restructuring initiatives were $1.7 and $1.0 at December 31, 2025 and December 31, 2024, respectively.

2026 Restructuring Plan
On February 24, 2026, we committed to a smaller restructuring plan to consolidate two manufacturing facilities in our Specialty Foam business unit in our Bedding Products segment and one manufacturing facility within our Furniture, Flooring & Textile Products segment into other existing facilities (2026 Restructuring Plan). These actions are expected to improve our manufacturing efficiency and enhance profitability and are anticipated to be substantially complete by the end of 2026. We expect to incur restructuring and restructuring-related pretax costs of approximately $15. Approximately $10 of these costs are cash charges, most of which are from facility closure and asset relocation costs and, to a lesser extent, employee termination costs. We expect to incur approximately $5 of non-cash charges, a majority of which is related to accelerated depreciation of property, plant and equipment and, to a lesser extent, an operating lease right-of-use asset impairment.
We are continuing to evaluate opportunities to improve our cost structure and profitability across our businesses. The execution of any of these opportunities may result in additional restructuring costs, restructuring-related costs, or impairments.
F—Impairment Charges
Pretax impairment charges are reported in “Goodwill impairment” and “Long-lived asset impairment” in the Consolidated Statements of Operations and summarized in the table below.

	Year Ended December 31, 2025	Year Ended December 31, 2024			Year Ended December 31, 2023
	Other Long-Lived Assets Impairment	Goodwill Impairment	Other Long-Lived Assets Impairment	Total Impairments	Other Long-Lived Assets Impairment
Bedding Products	$17.8	$587.9	$4.6	$592.5	$443.7
Specialized Products	.6	43.6	.8	44.4	—
Furniture, Flooring & Textile Products	.6	44.5	.9	45.4	—
Total impairment charges	$19.0	$676.0	$6.3	$682.3	$443.7
Goodwill
Our second quarter annual 2025 goodwill testing did not indicate any impairments. There have been no triggering events since our 2025 testing. The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the tables below. If actual results differ materially from estimates used in our calculations, we could incur future impairment charges. These tables exclude Hydraulic Cylinders, as this unit had no goodwill remaining after the second quarter 2024 impairment of $43.6.

2025
Fair Value over Carrying Value divided by Carrying Value	December 31, 2025 Goodwill Value	Compound Annual Growth Rate (CAGR) Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50%[1]	$447.1	<1 - 4%	3%	15% - 17%
51-100%	304.3	(2) - 4	3	15 -17
	$751.4	(2%) - 4%	3%	15% - 17%

2024
Fair Value over Carrying Value divided by Carrying Value	December 31, 2024 Goodwill Value	CAGR Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$430.4	(1%) - 12%	3%	14% - 17%
101-300%	364.0	3 - 7	3	14
	$794.4	(1%) - 12%	3%	14% - 17%
1 This category includes Bedding, Home Furniture, and Work Furniture for 2025 and Bedding, Aerospace, and Work Furniture for 2024.

•    The fair value of our Bedding reporting unit exceeded its carrying value by 20% at our second quarter 2025 testing date. The fair value of our Bedding reporting unit was less than its carrying value at our second quarter 2024 testing date, resulting in a partial goodwill impairment of $587.2. Goodwill associated with this reporting unit was $323.7 and $310.0 at December 31, 2025 and 2024, respectively.
•    We sold our Aerospace reporting unit in the third quarter of 2025 as discussed in Note S. At our second quarter 2025 testing date, this unit was held for sale, and its fair value exceeded its carrying value by 48%. Goodwill associated with this reporting unit was $66.8 at December 31, 2024.
•    The fair value of our Home Furniture reporting unit exceeded its carrying value by 34% at our second quarter 2025 testing date. Goodwill associated with this reporting unit was $68.4 and $67.7 at December 31, 2025 and 2024, respectively.
•    The fair value of our Work Furniture reporting unit exceeded its carrying value by 29% at our second quarter 2025 testing date. The fair value of our Work Furniture reporting unit was less than its carrying value at our second quarter 2024 testing date, resulting in a partial goodwill impairment of $44.5. Goodwill associated with this reporting unit was $55.0 and $53.6 at December 31, 2025 and 2024, respectively.
The 2024 annual goodwill impairment testing resulted in a $675.3 non-cash goodwill impairment charge. In general, the fair values for our reporting units as discussed above decreased versus 2023 due to macroeconomic pressures, including low demand, particularly in residential end markets. The fair values of our reporting units were reconciled to our consolidated market capitalization, which decreased due to the significant decline in stock price during the second quarter of 2024. Also, we recorded a $.7 non-cash goodwill impairment charge related to a small U.S. machinery business within the Bedding Products segment that reached held-for-sale status in the fourth quarter of 2024 and was sold in the first quarter of 2025 as discussed in Note S. There were no goodwill impairments for 2023.
Other Long-Lived Assets
As discussed in Note A, we test other long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
As discussed in Note E, impairment charges of $19.0 in 2025 were related to the 2024 Plan and were primarily related to lease impairments. We had $6.3 of long-lived asset impairment charges in 2024, of which $3.5 were associated with the 2024 Plan.
Late in the fourth quarter of 2023, we had a triggering event to review long-lived assets and test for impairment when certain of our Elite Comfort Solutions and Kayfoam customers notified us of efforts to improve their financial position by moving their business to or exploring alternative suppliers, which adversely impacted our future cash flow forecast. Although estimated undiscounted cash flows had previously exceeded carrying values, updated sales and earnings forecasts completed in early January 2024 indicated reduced expected cash flows. As a result, we performed recoverability and impairment testing, which led to a non-cash pretax charge of $443.7 for long-lived asset impairments (primarily customer relationships, technology, and trademarks) in the Bedding Products segment for the fourth quarter of 2023. This impairment was unrelated to the 2024 Restructuring Plan discussed in Note E.
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

G—Goodwill and Other Intangible Assets
The changes in the carrying amounts of goodwill are as follows:

	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products	Total
Net goodwill as of January 1, 2024	$906.5	$233.7	$349.6	$1,489.8
Impairment charges	(587.9)	(43.6)	(44.5)	(676.0)
Foreign currency translation adjustment	(8.6)	(7.2)	(3.6)	(19.4)
Net goodwill as of December 31, 2024	310.0	182.9	301.5	794.4
Allocations to divested businesses (see Note S)	—	(67.8)	(1.1)	(68.9)
Foreign currency translation adjustment	13.7	7.5	4.7	25.9
Net goodwill as of December 31, 2025 [1]	$323.7	$122.6	$305.1	$751.4

[1] Net goodwill as of December 31, 2025 is comprised of:
Gross goodwill	$917.0	$258.3	$600.2	$1,775.5
Accumulated impairment charges	(593.3)	(135.7)	(295.1)	(1,024.1)
Net goodwill as of December 31, 2025	$323.7	$122.6	$305.1	$751.4
The gross carrying amount and accumulated amortization by intangible asset class, included in "Other intangibles, net" on the Consolidated Balance Sheets, are as follows. No material intangible assets were acquired during the periods presented.

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Customer-related intangibles	$108.7	$72.3	$36.4
Technology	80.5	64.5	16.0
Patents and trademarks [1]	68.4	36.6	31.8
Non-compete agreements, supply agreements and other	26.7	19.6	7.1
Total	$284.3	$193.0	$91.3

	December 31, 2024
Customer-related intangibles	$193.0	$120.5	$72.5
Technology	85.8	63.8	22.0
Patents and trademarks [1]	77.6	39.4	38.2
Non-compete agreements, supply agreements and other	30.0	22.3	7.7
Total [2]	$386.4	$246.0	$140.4

1 $8.5 and $17.4 of our trademarks at December 31, 2025 and December 31, 2024, respectively, are not subject to amortization.
2 Net intangible assets included in the divestiture of the Aerospace Products Group, as discussed in Note S, were $39.1.

Estimated amortization expense for the next five years is as follows:

2026	$15.7
2027	15.0
2028	14.3
2029	13.1
2030	7.3
H—Accounts and Other Receivables
Accounts and other receivables at December 31 consisted of the following:

	2025		2024
	Current	Long-term	Current	Long-term
Total trade receivables	$453.4	$.1	$517.2	$—
Allowance for doubtful accounts - trade receivables	(19.7)	—	(14.2)	—
Trade receivables, net	$433.7	$.1	$503.0	$—

Taxes receivable, including income taxes	8.0	—	4.1	—
Value-added taxes (VAT) recoverable [1]	11.8	—	40.1	6.0
Rebates receivable	5.9	—	3.9	—
Divestitures receivable [2]	4.2	—	—	—
Other receivables	12.3	5.0	8.3	4.5
Other receivables, net	$42.2	$5.0	$56.4	$10.5

1 This includes recoverable amounts from various countries. As of December 31, 2024, we had outstanding Mexico VAT receivables of $35.5, primarily due to delays in processing refunds by the local tax authorities. Refunds received during 2025 reduced this receivable to $2.1 at December 31, 2025.
2 We collected the final working capital adjustment for the Aerospace Group divestiture in January 2026.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2023	Change in Provision	Less: Net Charge-offs/(Recoveries) and Other	Balance at December 31, 2024	Change in Provision	Less: Net Charge-offs/(Recoveries) and Other	Balance at December 31, 2025
Total allowance for doubtful accounts on trade receivables	$10.5	$6.3	$2.6	$14.2	$6.7	$1.2	$19.7

I—Supplemental Balance Sheet Information
Additional supplemental balance sheet details at December 31 consisted of the following:

	2025	2024
Other noncurrent assets
Deferred income taxes (see Note O)	$27.1	$18.3
Diversified investments associated with stock-based compensation plans (see Note L)	55.9	51.4
Pension plan assets (see Note M)	11.6	7.3
Tooling and molds	9.2	11.6
Finance leases (see Note K)	3.9	3.6
Other	40.5	44.0
	$148.2	$136.2
Accrued expenses
Wages and commissions payable	$80.6	$85.9
Workers’ compensation, vehicle-related and product liability, medical/disability	36.2	40.7
Sales promotions	24.9	25.8
Liabilities associated with stock-based compensation plans (see Note L)	5.0	5.5
Accrued interest	11.3	10.8
General taxes, excluding income taxes	21.0	18.4
Legal contingency accruals (see Note T)	1.8	1.4
Other	46.5	53.7
	$227.3	$242.2
Other current liabilities
Dividends payable	$6.8	$6.7
Customer deposits	10.5	12.5
Additional consideration for acquisition of businesses	—	5.3
Derivative financial instruments (see Note R)	1.2	6.7
Liabilities associated with stock-based compensation plans (see Note L)	4.4	3.7
Outstanding checks in excess of book balances	1.3	9.4
Other	3.9	7.5
	$28.1	$51.8
Other long-term liabilities
Liability for pension benefits (see Note M)	$2.5	$6.6
Liabilities associated with stock-based compensation plans (see Note L)	60.6	51.2
Net reserves for tax contingencies	4.4	4.5
Deferred compensation	8.2	9.0
Other	7.3	10.9
	$83.0	$82.2
J—Long-Term Debt
Our multi-currency credit facility was amended in July 2025 and matures on July 24, 2030. It provides us the ability, from time to time, subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1,000.0 (previous to the amendment was $1,200.0). At December 31, 2025, we were in compliance with all of our debt covenants. Capitalized terms used in this section but not defined herein have the meanings set forth in the Credit Agreement.
Our credit facility contains restrictive covenants, which include: (a) a Leverage Ratio requiring us to maintain, as of the last day of each fiscal quarter, (i) Consolidated Funded Indebtedness minus the lesser of: (A)

Unrestricted Cash, or (B) $750.0 to (ii) Consolidated EBITDA for the four consecutive trailing quarters most recently ended on or prior to such date, such ratio not being greater than 3.50 to 1.00; provided however, subject to certain limitations, if we make a Material Acquisition, at our election, the maximum Leverage Ratio shall be 4.00 to 1.00 for the fiscal quarter during which such Material Acquisition is consummated and the next three consecutive fiscal quarters; (b) a limitation of the amount of total secured obligations to 15% of our total consolidated assets; and (c) a limitation on our ability to sell, lease, transfer, or dispose of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole (other than accounts receivable sold in a Permitted Securitization Transaction, products sold in the ordinary course of business and our ability to sell, lease, transfer, or dispose of any of our assets or the assets of one of our subsidiaries to us or one of our subsidiaries, as applicable) at any given point in time.
During the year ended December 31, 2024, we repaid $300.0 of 3.80% Senior Notes.
Long-term debt, interest rates, and due dates at December 31 are as follows:

	2025			2024
	Year-end Interest Rate	Due Date Through	Balance	Year-end Interest Rate	Due Date Through	Balance
Senior Notes [1]	3.5%	2027	$500.0	3.5%	2027	$500.0
Senior Notes [1]	4.4%	2029	500.0	4.4%	2029	500.0
Senior Notes [1]	3.5%	2051	500.0	3.5%	2051	500.0
Industrial development bonds - variable interest rates	4.6%	2030	3.8	5.0%	2030	3.8
Commercial paper [2]	—%	2030	—	5.1%	2026	368.0
Finance leases			3.9			3.7
Other, partially secured			—			.3
Unamortized discounts and deferred loan costs			(10.0)			(11.7)
Total debt			1,497.7			1,864.1
Less: current maturities			1.5			1.3
Total long-term debt			$1,496.2			$1,862.8
1 Senior notes are unsecured and unsubordinated obligations. For each of the senior notes: (i) interest is paid semi-annually in arrears; (ii) principal is due at maturity with no sinking fund; and (iii) we may, at our option, at any time, redeem all or a portion of any of the debt at a make-whole redemption price equal to the greater of: (a) 100% of the principal amount of the notes being redeemed; and (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon to the "par call date," discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a specified discount rate, determined by the terms of each respective note. The senior notes may also be redeemed by us within 90 days of maturity (or within 180 days of maturity for the notes maturing in 2051) at 100% of the principal amount plus accrued and unpaid interest, and we are required to offer to purchase such notes at 101% of the principal amount, plus accrued and unpaid interest, if we experience a Change of Control Repurchase Event, as defined in the Senior Notes. Also, each respective senior note contains restrictive covenants, including a limitation on secured debt of 15% of our consolidated assets, a limitation on sale and leaseback transactions, and a limitation on certain consolidations, mergers, and sales of assets.
2 The weighted average interest rate for the net commercial paper activity during the years ended December 31, 2025 and 2024 was 5.0% and 5.6%, respectively. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis, as evidenced by our $1,000.0 revolving credit facility maturing in 2030 discussed above.

Maturities are as follows:

2026	$1.5
2027	501.6
2028	.9
2029	498.0
2030	2.0
Thereafter	493.7
$1,497.7
Details of our commercial paper program at December 31 are presented in the table below:

	2025	2024
Total authorized program	$1,000.0	$1,200.0
Commercial paper outstanding (classified as long-term debt)	—	368.0
Letters of credit issued under the credit agreement	—	—
Amount limited by restrictive covenants of credit facility	291.0	388.8
Total program available	$709.0	$443.2
At December 31, 2025, subject to restrictive covenants, we could raise cash by issuing commercial paper through a program that is backed by a $1,000.0 revolving credit facility with a syndicate of 10 lenders. The credit facility allows us to issue total letters of credit up to $125.0. When we issue letters of credit in this manner, our capacity under the revolving facility, and consequently, our ability to issue commercial paper, is reduced by a corresponding amount. We had no outstanding letters of credit under the facility at year end for the periods presented, but we had issued $93.2 and $61.4 at December 31, 2025 and 2024, respectively, of stand-by letters of credit under other bank agreements to take advantage of better pricing. Our borrowing capacity may be limited by covenants to our credit facility. At December 31, 2025, our borrowing capacity under the credit facility was $709.0.
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
We are required periodically to pay accrued interest on any outstanding principal balance under the revolving credit facility at different time intervals based upon the elected interest rate and the elected interest period. Any outstanding principal under this facility will be due upon the maturity date. We may also terminate or reduce the lending commitments under this facility, in whole or in part, upon three business days’ notice. No amounts were outstanding under the revolving credit facility at December 31, 2025 and 2024.
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

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2025	2024
Operating leases:
Operating lease right-of-use assets	$137.9	$175.7

Current portion of operating lease liabilities	$51.5	$53.4
Operating lease liabilities	106.7	131.1
Total operating lease liabilities	$158.2	$184.5

Finance leases:
Other noncurrent assets	$3.9	$3.6

Current maturities of long-term debt	$1.5	$1.3
Long-term debt	2.4	2.4
Total finance lease liabilities	$3.9	$3.7
The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease costs:
Lease costs	$61.8	$65.6	$65.4
Variable lease costs	17.4	15.0	18.6
Total operating lease costs	$79.2	$80.6	$84.0

Short-term lease costs	$6.3	$6.6	$6.6

Finance lease costs:
Amortization of right-of-use assets	$1.4	$1.5	$1.8
Interest on lease liabilities	.1	.1	.1
Total finance lease costs	$1.5	$1.6	$1.9

Total lease costs	$87.0	$88.8	$92.5
Variable lease costs consist primarily of taxes, insurance, and common-area or other maintenance costs for our leased facilities and equipment, which are paid based on actual costs incurred by the lessor.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$64.1	$66.5	$60.4
Operating cash flows from finance leases	.1	.1	.1
Financing cash flows from finance leases	1.4	1.5	1.8

Right-of-use assets obtained in exchange for new operating lease liabilities	35.1	44.6	59.8
Right-of-use assets obtained in exchange for new finance lease liabilities	1.7	1.1	1.4

The following table reconciles the undiscounted cash flows for the operating and finance leases at December 31, 2025 to the operating and finance lease liabilities recorded on the Consolidated Balance Sheets:

	December 31, 2025
	Operating Leases	Finance Leases
2026	$55.9	$1.6
2027	44.8	1.3
2028	26.7	.9
2029	18.7	.3
2030	11.4	—
Thereafter	10.1	—
Total	167.6	4.1
Less: interest	9.4	.2
Lease liability	$158.2	$3.9

Weighted average remaining lease term (years)	4.0	2.9
Weighted average discount rate	3.1%	3.6%
L—Stock-Based Compensation
We use various forms of share-based compensation, which are summarized below. One stock unit is equivalent to one common share for accounting and earnings-per-share purposes. Shares are issued from treasury for the majority of our stock plans’ activity. All share information is presented in millions.
Stock options and stock units are available for grant pursuant to our Flexible Stock Plan (the "Plan"). On May 8, 2024, the Flexible Stock Plan changed the way awards granted under the plan are charged against the number of available shares. Under the 2024 Plan modification, shares issued pursuant to an award will count as one share against the shares available under the Plan.
At December 31, 2025, the following common shares were authorized for issuance under the Plan:

Common Shares
Unexercised options	.4
Outstanding stock units—vested	4.5
Outstanding stock units—unvested	2.5
Available for grant	6.3
Authorized for issuance at December 31, 2025	13.7

The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Year Ended December 31,
	2025		2024		2023
	To Be Settled With Stock	To Be Settled In Cash	To Be Settled With Stock	To Be Settled In Cash	To Be Settled With Stock	To Be Settled In Cash
Executive Stock Unit (ESU) program matching contributions [1]	$2.7	$.7	$3.7	$.7	$3.0	$.7
Discounts on various stock awards:
Deferred Stock Compensation Program [2]	.6	—	1.2	—	1.5	—
ESU program [1]	.5	—	1.0	—	1.2	—
Discount Stock Plan [3]	.6	—	.7	—	.7	—
Performance Stock Unit (PSU) awards [4]	1.1	1.5	.1	(.8)	2.6	.6
Restricted Stock Unit (RSU) awards [5]	8.8	—	11.8	—	8.8	—
Other, primarily non-employee directors restricted stock	.7	—	.8	—	.8	—
Total stock-related compensation expense (income)	15.0	$2.2	19.3	$(.1)	18.6	$1.3
Employee contributions for above stock plans	4.6		7.2		9.0
Total stock-based compensation	$19.6		$26.5		$27.6

Tax benefits on stock-based compensation expense	$3.6		$4.7		$4.5
Tax (expense)/benefits on stock-based compensation payments	(2.8)		(1.1)		.4
Total tax benefits associated with stock-based compensation	$.8		$3.6		$4.9
The following table recaps the impact of stock-based compensation on assets and liabilities for each of the periods presented:

	2025			2024
	Current	Long-term	Total	Current	Long-term	Total
Assets:
Diversified investments associated with the ESU program [1]	$4.3	$55.9	$60.2	$3.7	$51.4	$55.1

Liabilities:
ESU program [1]	$4.4	$58.0	$62.4	$3.7	$50.2	$53.9
PSU awards [4]	—	2.6	2.6	—	1.0	1.0
Other - primarily timing differences between employee withholdings and related employer contributions to be submitted to various plans' trust accounts	5.0	—	5.0	5.5	—	5.5
Total liabilities associated with stock-based compensation	$9.4	$60.6	$70.0	$9.2	$51.2	$60.4
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
In 2025, employee contributions were $4.6, and employer premium contributions to diversified investment accounts were $.8. See the stock-based compensation table above for information regarding employer contributions.
Details regarding stock unit activity for the ESU program are reflected in the stock units summary table below.
2 Deferred Compensation Program
We offer a Deferred Compensation Program under which key managers and outside directors may elect to receive stock units or interest-bearing cash deferrals in lieu of cash compensation:
•Until January 1, 2025, stock options under this program were granted in the last month of the year prior to the year the compensation was earned. There have been no material stock option grants in the years presented.
•Deferred stock units (DSU) under this program are acquired every two weeks (when the compensation would have otherwise been paid) at a 20% discount to the market price of our common stock on each acquisition date, and they vest immediately. Expense is recorded as the compensation is earned. Stock units earn dividend equivalents at the same rate as cash dividends paid on our common stock, which are then used to acquire stock units at a 20% discount. Stock units are converted to common stock and distributed in accordance with the participant’s pre-set election. However, stock units may be settled in cash, but only if there is not a sufficient amount of shares reserved for future issuance under the Flexible Stock Plan. Participants must begin receiving distributions no later than 10 years after the effective date of the deferral, and installment distributions cannot exceed 10 years.
•Interest-bearing cash deferrals under this program are reported in "Other long-term liabilities" on the Consolidated Balance Sheets and are disclosed in Note I.

	Options	Units	Cash
Aggregate amount of compensation deferred during 2025	$.1	$2.2	$.3

3 Discount Stock Plan
Under the Discount Stock Plan (DSP), a tax-qualified §423 stock purchase plan, eligible employees may purchase shares of Leggett common stock at 85% of the closing market price on the last business day of each month. Shares are purchased and issued on the last business day of each month and generally cannot be sold or transferred for one year.

Average 2025 purchase price per share (net of discount)	$7.90
2025 number of shares purchased by employees	.4
Shares purchased since inception in 1982	24.7
Maximum shares under the plan	27.0
4 PSU Awards
Our long-term incentive awards are split between PSUs and RSUs. Corporate officers receive 60% PSUs and 40% RSUs. For other selected participants, the award is granted at either half PSUs and half RSUs or 100% RSUs.
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
•Two performance conditions over the three-year performance period:
•50% of the awards are based on Return on Invested Capital (ROIC). ROIC is calculated as our average annual net operating profit after tax divided by our average invested capital.
•50% of the awards are based on achieving specified Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) performance targets.
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

Below is a summary of shares and grant date fair value related to PSU awards for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Total shares base award	.5	.3	.1
Grant date per share fair value	$8.99	$15.30	$29.31
Risk-free interest rate	4.0%	4.5%	4.4%
Vesting period in years	3.0	3.0	3.0
Expected volatility	38.9%	30.9%	45.7%
Expected dividend yield	2.2%	9.0%	5.5%

The performance for the 2021-2023 award years (covering the three-year performance periods ending December 31, 2023, 2024, and 2025) resulted in payouts of less than 10% for the 2021 and 2022 award years, with distributions under .1 and cash payments of $.1 or less for each three-year cycle. The 2023 cycle did not meet the required performance thresholds, resulting in no payout.
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
Stock Units Summary
As of December 31, 2025, the unrecognized cost of non-vested stock units that is not adjusted to fair value was $6.1 with a weighted-average remaining contractual life of one year.
Stock unit information for the plans discussed above is presented in the table below:

	DSU	ESU	PSU	RSU	Total Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Unvested at December 31, 2024	—	—	1.1	.3	1.4	$13.19
Granted based on current service	.3	.4	—	1.3	2.0	8.66
Granted based on future conditions*	—	—	1.1	—	1.1	4.50
Vested	(.3)	(.4)	—	(.9)	(1.6)	9.89
Forfeited*	—	—	(.3)	(.1)	(.4)	13.34
Unvested at December 31, 2025	—	—	1.9	.6	2.5	$7.70	$27.2
Fully vested shares available for issuance at December 31, 2025					4.5		$50.1

*Stock-settled PSU awards (50%) are presented at maximum payout of 200% at grant date and when forfeited.

	Year Ended December 31,
	2025	2024	2023
Total intrinsic value of vested stock units converted to common stock	$—	$.1	$1.9
M—Employee Benefit Plans
Termination and Liquidation of the Frozen Plan
Our Frozen Plan (consisting of two domestic defined benefit plans that were merged and terminated effective December 31, 2024) was liquidated in November 2025 through the distribution of plan assets and transfer of benefit obligations to an unrelated third-party insurance company. In connection, non-cash settlement charges of $22.0 and $.7 were recorded for the years ended December 31, 2025 and 2024, respectively, and an employer contribution of $6.0 was made in the fourth quarter of 2025. At December 31, 2025, the remaining net liability for the Frozen Plan was $.7 and is expected to be fully settled by mid-2026. The Frozen Plan's net liability was $4.2 at December 31, 2024.
Remaining Defined Benefit Pension Plan Activity
Our remaining domestic plan represents approximately 59% of our pension benefit obligation at December 31, 2025. At December 31, 2024 and 2023, our domestic plans consisted of two and three significant plans, respectively, and represented approximately 85% of our pension benefit obligation for both years.

A summary of our pension obligations and funded status as of December 31 is as follows:

	2025	2024	2023
Change in benefit obligation
Benefit obligation, beginning of period	$178.5	$194.6	$191.2
Service cost	2.7	2.8	3.4
Interest cost	8.7	9.1	9.2
Plan participants’ contributions	.5	.4	.4
Actuarial loss (gain) [1]	.9	(10.3)	4.8
Benefits paid	(13.6)	(16.0)	(15.8)
Plan amendments	—	.1	—
Curtailments and settlements	(110.7)	(.7)	—
Foreign currency exchange rate changes	1.9	(1.3)	1.4
Other	(.3)	(.2)	—
Benefit obligation, end of period	$68.6	$178.5	$194.6
Change in plan assets
Fair value of plan assets, beginning of period	$178.9	$187.8	$175.8
Actual return on plan assets	13.4	7.3	20.9
Employer contributions	6.5	1.0	5.0
Plan participants’ contributions	.5	.4	.4
Benefits paid	(13.6)	(16.0)	(15.8)
Settlements	(110.6)	(.2)	—
Foreign currency exchange rate changes	2.0	(1.2)	1.5
Other	(.4)	(.2)	—
Fair value of plan assets, end of period	$76.7	$178.9	$187.8
Net funded status	$8.1	$.4	$(6.8)
Funded status recognized in the Consolidated Balance Sheets
Other noncurrent assets	$11.6	$7.3	$4.7
Other current liabilities	(1.0)	(.3)	(.3)
Other long-term liabilities	(2.5)	(6.6)	(11.2)
Net funded status	$8.1	$.4	$(6.8)
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

Comprehensive Income (Loss)
Amounts and activity included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets associated with pensions are reflected below:

	December 31, 2024	2025 Amortization	Net Actuarial Loss	Foreign Currency Exchange Rates Change	Income Tax Change	December 31, 2025
Gross accumulated other comprehensive income (loss) [1]	$(12.0)	$22.2	$3.6	$(.2)	$(5.8)	$7.8
Deferred income taxes	4.8	—	—	—	(6.3)	(1.5)
Accumulated other comprehensive income (loss) (net of tax)	$(7.2)	$22.2	$3.6	$(.2)	$(12.1)	$6.3
1 The amortization includes a $22.0 pension settlement. See Note O for the associated income tax impact.
Net Pension Expense (Income)
Components of net pension expense (income) for the years ended December 31 were as follows:

	2025	2024	2023
Service cost	$2.7	$2.8	$3.4
Interest cost	8.7	9.1	9.2
Expected return on plan assets	(8.9)	(11.5)	(10.9)
Recognized net actuarial loss	.2	1.1	1.3
Curtailments and settlements	22.0	.7	—
Net pension expense	$24.7	$2.2	$3.0
Weighted average assumptions for pension costs:
Discount rate	5.3%	4.8%	5.0%
Rate of compensation increase	3.1%	3.4%	3.4%
Expected return on plan assets	5.5%	6.4%	6.4%
Weighted average assumptions for benefit obligation:
Discount rate	5.2%	5.3%	4.8%
Rate of compensation increase	3.1%	3.1%	3.4%
Assumptions used for domestic and international plans were not significantly different.
The components of net pension expense other than the service cost are included in the line item "Other (income) expense, net" in the Consolidated Statements of Operations.
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

Pension Plan Assets
The areas in which we utilize fair value measures of pension plan investments are presented in the table below:

	Year Ended December 31, 2025					Year Ended December 31, 2024
	Level 1	Level 2	Level 3 [1]	Assets Measured at NAV [2]	Total	Level 1	Level 2	Level 3 [1]	Assets Measured at NAV [2]	Total
Mutual and pooled funds
Fixed income	$15.4	$12.4	$—	$—	$27.8	$102.9	$11.6	$—	$—	$114.5
Equities	39.2	1.4	—	—	40.6	35.9	1.5	—	—	37.4
Money market funds, cash and other	—	—	6.3	2.0	8.3	—	—	6.3	20.7	27.0
Total investments at fair value	$54.6	$13.8	$6.3	$2.0	$76.7	$138.8	$13.1	$6.3	$20.7	$178.9
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
Future Contributions and Benefit Payments
We expect to contribute approximately $2.0 to our defined benefit pension plans in 2026.
Estimated benefit payments expected over the next 10 years are as follows:

2026	$5.3
2027	4.9
2028	5.0
2029	5.2
2030	5.2
2031-2035	25.8
Defined Contribution Plans
Total expense for our defined contribution plans was $14.9, $15.4, and $14.2 for the years ended December 31, 2025, 2024, and 2023, respectively.

Multi-employer Pension Plan
We previously had limited participation in one union-sponsored multi-employer defined benefit pension plan that covered selected employees at one of the domestic locations in the Aerospace Products Group. In the third quarter of 2025, we sold the Aerospace Products Group (see Note S), and we have no obligations related to this plan.

N—Other (income) expense, net
The components of "Other (income) expense, net" shown in the Consolidated Statements of Operations were as follows:

	Year Ended December 31,
	2025	2024	2023
Restructuring charges (See Note E)	$11.1	$18.7	$2.9
Currency loss (gain)	.1	(.4)	4.2
Gain from diversified investments associated with the ESU program (See Note L)	(8.5)	(6.7)	(7.7)
Reduction to contingent purchase price liability	—	(6.4)	(14.9)
Non-service pension income (See Note M)	—	(1.3)	(.4)
Other (income) expense, net	(5.1)	(3.1)	2.1
Other (income) expense, net total	$(2.4)	$.8	$(13.8)
Net gain on disposals of assets and businesses on our Consolidated Statements of Operations includes $34.7 related to an insurance claim for a fire that damaged and destroyed equipment and machinery that had been stored in a leased location for the Bedding Products segment. The remaining $29.4 represents the net gains on sales of real estate and businesses other than the Aerospace Products Group.
O—Income Taxes

The components of "Earnings (loss) before income taxes" shown in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic	$(14.0)	$(586.2)	$(388.6)
Foreign	303.7	77.0	215.2
Earnings (loss) before income taxes	$289.7	$(509.2)	$(173.4)
"Income taxes" shown in the Consolidated Statements of Operations is comprised of the following components:

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$20.8	$7.2	$24.4
State and local	4.7	1.4	3.7
Foreign	49.0	51.6	64.5
Total current	74.5	60.2	92.6
Deferred
Federal	(21.5)	(48.6)	(100.6)
State and local	(3.3)	(7.2)	(19.9)
Foreign	4.6	(2.2)	(8.7)
Total deferred	(20.2)	(58.0)	(129.2)
Total income taxes	$54.3	$2.2	$(36.6)

A reconciliation of the provision for "Income taxes" in amounts and as percentages of "Earnings (loss) before income taxes" differs from the statutory federal income tax rate after the adoption of ASU 2023-09 as follows:

	Year Ended December 31,
	2025
	Amount	Percent
U.S. statutory federal income tax rate	$60.8	21.0%
State and local income taxes, net of federal income tax effect [1]	2.3	.8
Foreign tax effects
Canada
Withholding taxes	12.7	4.4
Local income taxes	3.3	1.1
Other	(2.3)	(.8)
China
Statutory tax rate difference between China and United States	(3.3)	(1.1)
Withholding taxes	6.0	2.1
Nontaxable or nondeductible items	(3.1)	(1.1)
Other	.9	.3
Cyprus	(3.5)	(1.2)
France
Nontaxable gain related to divestiture of Aerospace Products Group	(11.8)	(4.1)
Other	2.4	.8
United Kingdom
Nontaxable gain related to divestiture of Aerospace Products Group	(15.2)	(5.3)
Other	2.2	.8
Other foreign jurisdictions	1.6	.6
Effect of changes in tax laws or rates enacted in current period	1.6	.6
Effect of cross-border tax laws
Global intangible low-taxed income (GILTI), net	4.1	1.4
Other, net	(.2)	(.1)
Tax credits	(1.7)	(.6)
Changes in unrecognized tax benefits	(.3)	(.1)
Nontaxable or nondeductible items	4.8	1.6
Other adjustments
Release of stranded tax effects from AOCI (See Note M)	(5.8)	(2.0)
Other	(1.2)	(.4)
Effective tax rate	$54.3	18.7%
1 State taxes in California, Illinois, and Texas made up the majority (greater than 50%) of the tax effect in this category.
Explanations of significant impacts to our 2025 effective tax rate presented are discussed below.

•Our worldwide effective tax rate was favorably impacted by $13.0 due to beneficial tax impacts from the Aerospace Products Group divestiture discussed in Note S. As reflected in line items within the "Foreign tax effects" category of the rate reconciliation table, both France and the United Kingdom provide substantial shareholding exemptions from corporation tax resulting in a total $27.0 favorable impact. In addition, the "State and local income taxes, net of federal income tax effect" category includes a $.4 favorable impact. Offsetting tax consequences of the Aerospace transaction include the following: within the "Foreign tax effects" category, the Canadian withholding taxes line item includes $8.3, while both France and the United Kingdom include "Other" impacts of $2.0 and $2.1, respectively; and the "Effect of cross-border tax laws" includes a $2.0 estimated tax impact in the 'net' GILTI line.
•On July 4, 2025, President Trump signed Public Law 119-21 (also known as the “One Big Beautiful Bill”), which includes changes to the U.S. corporate income tax system, such as modifications to the limitation on interest deductibility, the reinstatement of 100% bonus depreciation, and the allowable immediate expensing of qualifying research and experimentation expenses. Specifically, we recorded $1.6 tax expense in the “Effect of changes in tax laws or rates enacted in current period” category related to unintended consequences of the bill to our ‘net’ effect of cross-border tax laws. In addition, $.7 tax expense is included within the “State and local income taxes, net of federal income tax effect” category related to the consequential impacts to changes in valuation allowances of our state deferred tax assets.
•Our rate was favorably impacted by $5.8 related to the release of stranded tax effects from “Accumulated other comprehensive loss” (AOCI) shown on our Consolidated Balance Sheets due to the non-cash settlement charges associated with the termination and liquidation of one of our domestic defined benefit pension plans discussed in Note M. Prior to the plan termination, AOCI included stranded tax effects primarily due to the adoption of the Tax Cuts and Jobs Act in 2017. We elected not to reclassify these stranded tax effects under ASU 2018-02 – Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” Upon plan termination, these stranded tax effects were required to be released into income tax expense under GAAP.
For years ended December 31, 2024 and 2023, a reconciliation of the provision for "Income taxes" as a percentage of "Earnings (loss) before income taxes" differs from the statutory federal income tax rate before the adoption of ASU 2023-09 as follows:

	Year Ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	.1	.2
Tax effect of foreign operations	.8	(1.4)
Global intangible low-taxed income	(.4)	(1.5)
Current and deferred foreign withholding taxes	(1.9)	(7.3)
Goodwill and long-lived asset impairments	(19.5)	5.4
Stock-based compensation	(.2)	.1
Change in valuation allowance	(1.3)	(.4)
Change in uncertain tax positions, net	(.1)	(.3)
Other permanent differences, net	1.1	3.9
Other, net	—	1.4
Effective tax rate	(.4%)	21.1%
Dollar amounts for significant items for the years presented are discussed below.
For all periods presented, the tax rate benefited from income earned in various foreign jurisdictions at rates lower than the U.S. federal statutory rate, primarily in China and Cyprus. In 2023, the rate associated with foreign operations was also adversely impacted by changes in estimates related to tax filings and a reduction to a contingent purchase price liability.

In 2024, our rate was adversely impacted by $99.3 primarily due to non-deductible tax effects from goodwill impairment charges, but benefited by $9.4 in 2023 from deductible tax effects of other long-lived asset impairment charges, both of which are discussed in Note F. We also recognized tax expense related to foreign withholding taxes of $9.7 and $12.7, and other net tax (benefits) expenses of $(.8) and $(5.9) for the years ended December 31, 2024 and 2023, respectively. In 2024, our rate was also adversely impacted by $4.8 due to a change in valuation allowance related to a 2022 acquisition in our Specialized Products segment.
We file tax returns in each jurisdiction where we are required to do so. In these jurisdictions, a statute of limitations period exists. After a statute period expires, the tax authorities can no longer assess additional income tax for the expired period. In addition, once the statute expires we are no longer eligible to file claims for refund for any tax that we may have overpaid.
Unrecognized Tax Benefits
The total amount of our gross unrecognized tax benefits including interest and penalties at December 31, 2025, 2024, and 2023 was $9.0 (of which $1.1 would impact our effective tax rate, if recognized), $8.0, and $5.0, respectively.

We recognize interest and penalties related to unrecognized tax benefits as part of income tax expense in the Consolidated Statements of Operations, which is consistent with prior reporting periods.
We are currently in various stages of audit or review by certain governmental tax authorities including the United States, Canada, and China. We have established liabilities for unrecognized tax benefits as appropriate, with such amounts representing a reasonable provision for taxes we ultimately might be required to pay. However, these liabilities could be adjusted over time as more information becomes known and management continues to evaluate the progress of these examinations.
In January 2026, we were notified by a tax bureau in China of their intent to assess tax for 2021-2024 pertaining to our beneficial owner status with respect to prior dividend payments. Although the outcome is uncertain, we believe we have valid defenses and intend to rigorously contest the assessment initiated by the China authorities and have not recorded any impact associated with this matter.
We are not subject to significant U.S. federal tax examinations for years prior to 2022, or significant U.S. state or foreign income tax examinations for years prior to 2016.
It is reasonably possible that the resolution of certain tax audits could reduce our unrecognized tax benefits within the next 12 months, as certain tax positions may either be sustained on audit or we may agree to certain adjustments, or resulting from the expiration of statutes of limitations in various jurisdictions. The amount of unrecognized tax benefits is not expected to change significantly in the next 12 months.

Deferred Income Taxes
Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The major temporary differences and their associated deferred tax assets or liabilities are as follows:

	December 31,
	2025		2024
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$12.6	$(71.2)	$13.7	$(76.2)
Inventories	4.8	(.8)	5.8	(.7)
Accrued expenses	52.6	(1.4)	51.1	(.3)
Net operating losses and other tax carryforwards	56.8	—	56.2	—
Pension cost and other post-retirement benefits	3.3	(2.6)	3.8	(.9)
Intangible assets	14.3	(61.3)	10.8	(69.1)
Derivative financial instruments	—	(3.5)	.9	(4.0)
Capitalized research and experimentation expenses	14.7	—	12.5	—
Tax on undistributed earnings (primarily from Canada and China)	—	(28.7)	—	(18.6)
Uncertain tax positions	4.1	—	3.3	—
Other	11.0	(9.5)	9.9	(8.3)
Gross deferred tax assets (liabilities)	174.2	(179.0)	168.0	(178.1)
Valuation allowance	(21.0)	—	(20.5)	—
Total deferred taxes	$153.2	$(179.0)	$147.5	$(178.1)
Net deferred tax liability		$(25.8)		$(30.6)
Deferred tax assets (liabilities) included in the Consolidated Balance Sheets are as follows:

	December 31,
	2025	2024
Other noncurrent assets	$27.1	$18.3
Deferred income taxes	(52.9)	(48.9)
Net deferred tax liability	$(25.8)	$(30.6)
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
Deferred withholding taxes (tax on undistributed earnings) have been provided on the earnings of our foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. We are not asserting permanent reinvestment on $629.7 of our earnings and have accrued tax on these undistributed earnings as presented in the table above.
Foreign withholding taxes have not been provided on certain foreign earnings which are indefinitely reinvested outside the United States. The cumulative undistributed earnings which are indefinitely reinvested as of December 31, 2025, are $333.1. If such earnings were repatriated to the United States through dividends, the resulting incremental tax expense would approximate $20.1, based on present income tax laws.

Income Taxes Paid, Net of Refunds Received
The following table presents cash paid for income taxes, net of refunds received, by jurisdiction as follows:

Year Ended December 31,
2025
Federal	$28.8
State and local	2.9
Foreign:
Canada	14.8
China	21.0
All other foreign jurisdictions	19.7
Total foreign	55.5
Total income taxes paid, net of refunds received	$87.2
Cash paid for income taxes for the years ended December 31, 2024 and 2023 was $82.4 and $98.8, respectively.
P—Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in each component of "Accumulated other comprehensive loss" shown on our Consolidated Balance Sheets:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023	$(83.5)	$8.4	$(18.4)	$(93.5)
Other comprehensive income (loss)	40.9	3.0	1.3	45.2
Reclassifications, pretax	—	2.2	5.0	7.2
Income tax effect	—	(1.1)	(1.5)	(2.6)
Balance at December 31, 2023	(42.6)	12.5	(13.6)	(43.7)
Other comprehensive income (loss)	(73.2)	(3.1)	7.7	(68.6)
Reclassifications, pretax	—	(3.2)	.8	(2.4)
Income tax effect	—	1.0	(2.1)	(1.1)
Balance at December 31, 2024	(115.8)	7.2	(7.2)	(115.8)
Other comprehensive income (loss)	88.9	2.6	3.4	94.9
Reclassifications, pretax [1]	—	2.4	22.2	24.6
Income tax effect	—	(.6)	(12.1)	(12.7)
Balance at December 31, 2025	$(26.9)	$11.6	$6.3	$(9.0)
1 The defined benefit pension plans includes a $22.0 pension settlement (see Note M).

Q—Fair Value
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$217.0	$—	$217.0
Derivative assets (see Note R)	—	4.5	—	4.5
Diversified investments associated with the ESU program (see Note L)	60.2	—	—	60.2
Total assets	$60.2	$221.5	$—	$281.7
Liabilities:
Derivative liabilities (see Note R)	$—	$1.2	$—	$1.2
Liabilities associated with the ESU program (see Note L)	62.4	—	—	62.4
Total liabilities	$62.4	$1.2	$—	$63.6

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$156.0	$—	$156.0
Derivative assets (see Note R)	—	5.1	—	5.1
Diversified investments associated with the ESU program (see Note L)	55.1	—	—	55.1
Total assets	$55.1	$161.1	$—	$216.2
Liabilities:
Derivative liabilities (see Note R)	$—	$7.0	$—	$7.0
Liabilities associated with the ESU program (see Note L)	53.9	—	—	53.9
Total liabilities	$53.9	$7.0	$—	$60.9
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 1) was approximately $175.0 less than carrying value of $1,490.0 at December 31, 2025 and was approximately $245.0 less than carrying value of $1,488.3 at December 31, 2024.
R—Derivative Financial Instruments
The following table presents assets and liabilities representing the fair value of our most significant derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution and do not consider the offsetting underlying hedged item.

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2025
Derivatives			Assets		Liabilities
			Other Current Assets	Other Noncurrent Assets	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Jun 2027	$240.5	$3.3	$.3	$.9	$—
Total fair value hedges	Apr 2026	83.7	.7	—	—	—
Not designated as hedging instruments	Jun 2026	100.6	.2	—	.3	—
Total derivatives			$4.2	$.3	$1.2	$—

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2024
Derivatives			Assets		Liabilities
			Other Current Assets	Other Noncurrent Assets	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Jun 2026	$254.0	$3.1	$.3	$5.8	$.3
Total fair value hedges	Jun 2025	19.0	.1	—	.1	—
Not designated as hedging instruments	Dec 2025	166.5	1.6	—	.8	—
Total derivatives			$4.8	$.3	$6.7	$.3
The following table sets forth the pretax (gains) losses for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

	Consolidated Statements of Operations Presentation	Amount of Loss (Gain) Recorded in Income for the Year Ended December 31,
Derivatives		2025	2024	2023
Designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$(.3)	$(.3)	$(.3)
Currency cash flow hedges	Net trade sales	3.0	1.6	3.7
Currency cash flow hedges	Cost of goods sold	(1.2)	(1.7)	(2.5)
Currency cash flow hedges	Other (income) expense, net	(.2)	—	—
Total cash flow hedges		1.3	(.4)	.9
Fair value hedges	Other (income) expense, net	(.8)	.5	.9
Not designated as hedging instruments	Other (income) expense, net	6.4	(5.7)	3.9
Total derivative instruments		$6.9	$(5.6)	$5.7
S—Divestitures
On August 29, 2025, we divested our Aerospace Products Group (within our Specialized Products segment) for net cash proceeds of $280.3 and recognized a pretax gain of $90.9 after final adjustments for working capital were completed in December 2025. We collected the final working capital adjustment of $4.2 in January 2026.
The Aerospace Products Group did not meet the criteria for discontinued operations because it did not represent a strategic shift that would have a major effect on our financial results and had external sales and pretax earnings as shown below:

	Year Ended December 31,
	2025	2024	2023
External sales	$132.2	$190.2	$154.1
Pretax earnings (excluding corporate overhead)	19.7	21.1	5.8
Depreciation and amortization were discontinued upon classification as held for sale (March 25, 2025, concurrent with the date our Board of Directors approved the sale). Accordingly, depreciation and amortization expense included in pre-tax earnings was $2.5, $10.2, and $9.1 for the years ended December 31, 2025, 2024, and 2023, respectively.
Also in 2025, we divested a small U.S. machinery business (in March) within our Bedding Products segment for proceeds of $1.2 and a small Mexican Work Furniture operation (in May) within our Furniture, Flooring & Textile Products segment for proceeds of $3.8. For both of these transactions, the net sales price approximated the carrying costs and both businesses had immaterial amounts of annual external sales and pretax earnings. The U.S. machinery business divestiture was also a part of the 2024 Plan.

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
Although we deny liability in all currently threatened or pending legal proceedings, we have recorded a contingency accrual for our reasonable estimate of probable loss, in the aggregate, of $1.8, $1.4, and $1.4 at December 31, 2025, 2024, and 2023, respectively. There were no material adjustments to the accrual, including cash payments and expense, for each of the years ended December 31, 2025, 2024, and 2023, respectively. The accruals do not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters, some of which may contain a portion of legal expense. However, any legal expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows. For more information regarding accrued expenses, see Note I.
Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened legal proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of December 31, 2025, aggregate reasonably possible (but not probable, and therefore not accrued) losses in excess of the accruals noted above are estimated to be $26.0. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $26.0 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.
U—Subsequent Events
In December 2025, we announced the Company received an unsolicited proposal from Somnigroup International Inc. (Somnigroup) to acquire the Company in an all-stock transaction. In January 2026, our Board of Directors, in consultation with its financial and legal advisors, announced that it had determined that the Somnigroup offer undervalues the Company and publicly declined the Somnigroup proposal. Our Board also publicly announced that it has entered into a customary non-disclosure agreement and six month standstill with Somnigroup to facilitate customary due diligence and to determine if a transaction can be reached that delivers appropriate value and certainty to the Company and its shareholders. There can be no assurance that the Board's evaluation will result in a transaction and, if there is a transaction, the price, form of consideration, or other terms and conditions of any such transaction. We incurred $3.4 of professional costs associated with this activity through December 31, 2025.

LEGGETT & PLATT, INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Amounts in millions)

Column A	Column B	Column C	Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Deductions		Balance at end of period
Year ended December 31, 2025
Allowance for doubtful receivables	$14.2	$6.7	$1.2	[1]	$19.7
Tax valuation allowance	$20.5	$.5	$—		$21.0

Year ended December 31, 2024
Allowance for doubtful receivables	$10.5	$6.3	$2.6	[1]	$14.2
Tax valuation allowance	$17.7	$6.8	$4.0		$20.5

Year ended December 31, 2023
Allowance for doubtful receivables	$39.0	$(6.5)	$22.0	[1]	$10.5
Tax valuation allowance	$15.7	$.8	$(1.2)		$17.7

1Uncollectible accounts charged off, net of recoveries. The 2023 deduction includes $20.5 for a charge-off of a non-trade note receivable that was fully reserved in prior years.

EXHIBIT INDEX

Exhibit No.	Document Description
2.1****
Share Purchase Agreement by and between Leggett & Platt, Incorporated, Flow Intermediate II, LLC and Flow UK Holdco, Limited dated April 2, 2025, filed April 2, 2025 as Exhibit 2.1 to the Company's Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

2.2****
First Amendment to Share Purchase Agreement by and between Leggett & Platt, Incorporated, Flow UK Holdco, Limited, Flow Intermediate II, LLC and Flow France Holdings SAS dated August 29, 2025, filed October 31, 2025 as Exhibit 2.2 to the Company’s Form 10-Q, is incorporated herein by reference. (SEC File No. 001-07845)

3.1
Restated Articles of Incorporation of the Company as of May 13, 1987, with Amendments dated May 12, 1993 and May 20, 1999; filed November 7, 2024 as Exhibit 3.1.1 to the Company's Form 10-Q, is incorporated herein by reference. (SEC File No. 001-07845)

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
Tri-Party Agreement under the May 6, 2005 Senior Indenture, between the Company, The Bank of New York Mellon Trust Company, NA (successor in interest to JPMorgan Chase Bank, N.A.) (as Prior Trustee) and U.S. Bank, National Association (now U.S. Bank Trust Company, National Association as Successor Trustee), dated February 20, 2009, filed February 25, 2009 as Exhibit 4.3.1 to the Company’s Form 10-K for the year ended December 31, 2008, is incorporated herein by reference. (SEC File No. 001-07845)

4.3
Form of $500,000,000 3.50% Senior Notes due 2051 issued pursuant to the Senior Indenture dated May 6, 2005, filed November 19, 2021 as Exhibit 4.3 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

4.4
Form of $500,000,000 4.40% Senior Notes due 2029 issued pursuant to the Senior Indenture dated May 6, 2005, filed March 7, 2019 as Exhibit 4.3 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

4.5
Form of $500,000,000 3.50% Senior Notes due 2027 issued pursuant to the Senior Indenture dated May 6, 2005, filed November 16, 2017 as Exhibit 4.3 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

4.6
The Company’s Description of Capital Stock registered under Section 12 of the Securities Exchange Act of 1934, filed February 26, 2025 as Exhibit 4.6 to the Company's Form 10-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.1*
Form of Retention Bonus Award Agreement between the Company and a group of key management personnel, including select named executive officers, filed December 29, 2025 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.2*
Severance Benefit Agreement between the Company and Karl G. Glassman, dated May 20, 2024, filed May 21, 2024 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.3*
Severance Benefit Agreement between the Company and Benjamin M. Burns, dated February 22, 2023, filed June 22, 2023 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.4*
Severance Benefit Agreement between the Company and Jennifer J. Davis, dated January 1, 2024, filed February 26, 2025 as Exhibit 10.3 to the Company's Form 10-K, is incorporated herein by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description
10.5*
Severance Benefit Agreement between the Company and J. Tyson Hagale, dated February 22, 2023, filed February 23, 2023 as Exhibit 10.5 to the Company's Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.6*
Severance Benefit Agreement between the Company and Robert Samuel Smith Jr., dated August 7, 2024, filed February 26, 2025 as Exhibit 10.5 to the Company's Form 10-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.7*
Time Sharing Agreement between the Company and Karl G. Glassman, dated May 20, 2024, filed May 21, 2024 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.8*
Transition and Consulting Agreement between the Company and J. Mitchell Dolloff, dated May 20, 2024, filed May 21, 2024 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.9*
Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and its directors and executive officers, filed March 28, 2002 as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001, is incorporated herein by reference. (SEC File No. 001-07845)

10.10*	Summary Sheet of Executive Cash Compensation, filed February 24, 2026 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)
10.11*,**	Summary Sheet of Director Compensation
10.12*
The Company’s Flexible Stock Plan, amended and restated, effective as of May 7, 2025, filed March 26, 2025 as an Appendix to the Company’s Proxy Statement, is incorporated herein by reference. (SEC File No. 001-07845)

10.12.1*
Form of Non-Qualified Stock Option Award Agreement pursuant to the Company’s Flexible Stock Plan, filed November 4, 2014 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.12.2*
2026 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed February 24, 2026 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.12.3*
2025 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed February 28, 2025 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.12.4*
2024 Interim Performance Stock Unit Award Agreement between the Company and Karl G. Glassman, effective May 20, 2024, filed May 21, 2024 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.12.5*
2024 Form of Performance Stock Unit Award Agreement pursuant to the Company's Flexible Stock Plan, filed February 28, 2024 as Exhibit 10.6 to the Company's Form 8-K is incorporated herein by reference. (SEC File No. 001-07845)

10.12.6*
Form of Director Restricted Stock Agreement pursuant to the Company’s Flexible Stock Plan adopted February 25, 2025, filed February 26, 2025 as Exhibit 10.12.5 to the Company's Form 10-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.12.7*
Form of Director Restricted Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed February 24, 2012 as Exhibit 10.9.7 to the Company's Form 10-K for the year ended December 31, 2011, is incorporated herein by reference. (SEC File No. 001-07845)

10.12.8*
2021 Form of Restricted Stock Unit Award Agreement pursuant to the Company's Flexible Stock Plan, filed February 24, 2021 as Exhibit 10.6 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.13*
The Company’s Key Officers Incentive Plan, amended and restated, effective February 26, 2024, filed February 28, 2024 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.14*	Company’s Key Officers Incentive Plan, effective June 21, 2023, filed June 22, 2023 as Exhibit 10.6 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description
10.15*
The Company’s 2020 Key Officers Incentive Plan, effective January 1, 2020, filed February 19, 2020 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.16*	2026 Award Formula under the Company’s Key Officers Incentive Plan, filed February 24, 2026 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)
10.17*	2025 Award Formula under the Company’s Key Officers Incentive Plan, filed February 28, 2025 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)
10.18*	2024 Award Formula under the Company's Key Officers Incentive Plan, filed February 28, 2024 as Exhibit 10.3 to Company's Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)
10.19*	2023 Award Formula under the Company's 2020 Key Officers Incentive Plan, filed March 10, 2023 as Exhibit 10.1 to Company's Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)
10.20*	The Company’s Deferred Compensation Program, effective October 30, 2024, filed November 1, 2024 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)
10.21*	The Company’s Deferred Compensation Program, effective November 6, 2017, filed November 9, 2017 as Exhibit 10.6 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)
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

10.26	Form of Amended and Restated Commercial Paper Dealer Agreement filed December 5, 2014 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)
19**	The Company's Insider Trading Policy adopted December 1, 2025
21**	Schedule of Subsidiaries of the Company
23**	Consent of Independent Registered Public Accounting Firm
24**	Power of Attorney executed by members of the Company’s Board of Directors regarding this Form 10-K
31.1**	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2026
31.2**	Certification of Benjamin M. Burns, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2026
32.1**	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 26, 2026
32.2**	Certification of Benjamin M. Burns, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 26, 2026

Exhibit No.	Document Description
97*
The Company's Incentive Compensation Recovery Policy, dated November 6, 2023, filed February 27, 2024 as Exhibit 97 to the Company's Form 10-K for the year ended December 31, 2023, is incorporated herein by reference. (SEC File No. 001-07845)

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	Inline XBRL Taxonomy Extension Schema.
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

______________________________

*	Denotes management contract or compensatory plan or arrangement.
**	Denotes filed or furnished herewith.
***
Filed as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations for each year in the three year period ended December 31, 2025; (iii) Consolidated Statements of Comprehensive Income (Loss) for each year in the three year period ended December 31, 2025; (iv) Consolidated Statements of Cash Flows for each year in the three year period ended December 31, 2025; (v) Consolidated Statements of Changes in Equity for each year in the three year period ended December 31, 2025; and (vi) Notes to Consolidated Financial Statements.

****	Pursuant to Item 601(a)(5) of Regulation S-K, schedules (and similar attachments) to the Share Purchase Agreement have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in this exhibit. Leggett agrees to furnish, supplementally, a copy of any omitted schedule to the SEC or its staff upon request.
The assertions embodied in the representations and warranties made in the Share Purchase Agreement are solely for the benefit of the parties to the Share Purchase Agreement, and are qualified by information in confidential disclosure schedules exchanged in connection with signing the Share Purchase Agreement. While Leggett does not believe the schedules contain information required to be publicly disclosed, the schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties in the Share Purchase Agreement. You are not a third-party beneficiary to the Share Purchase Agreement and should not rely on the representations and warranties as characterizations of the actual state of facts, since (i) they are modified in part by the disclosure schedules, (ii) they may have changed since the date of the Share Purchase Agreement, (iii) they may represent only the parties’ risk allocation in this particular transaction, and (iv) they may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes. The Share Purchase Agreement has been included to provide you with information regarding its terms. It is not intended to provide any other factual information about Leggett. Information about Leggett can be found in this annual report on Form 10-K, and in other public filings it makes with the SEC.

Item 16. Form 10-K Summary.

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

By:	/s/ KARL G. GLASSMAN
Karl G. Glassman
President and Chief Executive Officer

Date: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(a) Principal Executive Officer:

/s/ KARL G. GLASSMAN	President and Chief Executive Officer (Director)	February 26, 2026
Karl G. Glassman

(b) Principal Financial Officer:

/s/ BENJAMIN M. BURNS	Executive Vice President and Chief Financial Officer	February 26, 2026
Benjamin M. Burns

(c) Principal Accounting Officer:

/s/ TAMMY M. TRENT	Senior Vice President and Chief Accounting Officer	February 26, 2026
Tammy M. Trent

(d) Directors:

ANGELA BARBEE*	Director
Angela Barbee

ROBERT E. BRUNNER*	Director
Robert E. Brunner

MARY CAMPBELL*	Director
Mary Campbell

KARL G. GLASSMAN*	Director
Karl G. Glassman

Signature	Title	Date

JOSEPH W. MCCLANATHAN*	Director
Joseph W. McClanathan

SRIKANTH PADMANABHAN*	Director
Srikanth Padmanabhan

JAI SHAH*	Director
Jai Shah

PHOEBE A. WOOD*	Director
Phoebe A. Wood

*By:	/s/ S. SCOTT LUTON
	S. Scott Luton	February 26, 2026
Attorney-in-Fact Under Power-of-Attorney dated
February 26, 2026