Form 10-Q
period 2026-03-31
LEGGETT & PLATT INC
filed 2026-05-07
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of April 30, 2026: 136,432,456

LEGGETT & PLATT, INCORPORATED—10-Q
FOR THE PERIOD ENDED MARCH 31, 2026

Forward-Looking Statements
This report may contain “forward-looking” statements including, but not limited to: the timing and closing of the Somnigroup Merger (as defined below) pursuant to the Agreement and Plan of Merger, dated April 13, 2026 (as may be amended from time to time, the “Somnigroup Merger Agreement”) by and among Somnigroup International Inc., a Delaware corporation (Somnigroup), Sparrow Unity Corporation, a Missouri corporation and a direct, wholly-owned subsidiary of Somnigroup (Merger Sub) and the Company, whether Company shareholder approval is obtained, whether government and regulatory approvals are obtained, whether the proposed transaction occurs at all; and, if it occurs, the impact of the proposed transaction on our business, headquarters, and the timing of any CEO transition; projections of our revenue, capital expenditures, product demand, capital structure, cash flows, interest costs, stock repurchases, tax impacts, effective tax rate, maintenance of commercial paper indebtedness, legal expense, acquisition or disposition activity, collectability of receivables, ability to issue debt, cybersecurity protections and costs, cash expenditures, uses of cash, our technological competitiveness, compiling a GHG emissions inventory, hedge accounting treatment, industry demand projections, growth of Chinese EV manufacturers and multinational OEM market share challenges, impact of accounts receivable and payable programs, access to liquidity and the commercial paper market, compliance with debt covenants, raw material and parts availability and pricing, supply chain disruptions, labor, raw material and part shortages, emissions reduction targets and costs, goodwill or other asset impairment; possible plans, goals, objectives, prospects, strategies, or trends concerning future operations; statements concerning future economic performance; items related to restructuring, such as estimates of the amounts, types, and timing of facility closures, restructuring-related costs (cash and non-cash) and impairment charges, sales attrition, proceeds from the sale of facilities, and EBIT benefit; and the underlying assumptions relating to forward-looking statements. These statements are identified by the context in which they appear or words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” or the like. All forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described herein.
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
Readers should review Item 1A. Risk Factors in our Form 10-K filed February 26, 2026 and in this Form 10-Q for a description of factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties, and developments which may cause actual events or results to differ materially from forward-looking statements. However, some of these risks and uncertainties include:
•the risks associated with the Somnigroup Merger Agreement pursuant to which, subject to the terms and conditions of the Somnigroup Merger Agreement, Merger Sub will merge with and into the Company (Somnigroup Merger), with the Company surviving the Somnigroup Merger as a direct, wholly-owned subsidiary of Somnigroup, including (i) the Company's shareholders may be unable to determine the value of consideration to be received in a completed Somnigroup Merger because the exchange ratio is fixed and the market price of Somnigroup common stock will fluctuate; (ii) the completion of the Somnigroup Merger is subject to certain closing conditions that may not be satisfied or waived, including Company shareholder approval and certain governmental and regulatory approvals; (iii) an event, change or other circumstance could give rise to delays in completing the Somnigroup Merger or the termination of the Somnigroup Merger Agreement, (iv) the Company's business or employee relationships may be subject to disruption or change due to the Somnigroup Merger; (v) management's time may be diverted from ongoing business operations and opportunities as a result of the Somnigroup Merger; (vi) failure to complete the Somnigroup Merger could negatively impact the share price and the future business and financial results of the Company; (vii) potential litigation against the Company could result in substantial costs, an injunction preventing the completion of the Somnigroup Merger and/or a judgment resulting in the payment of damages; (viii) the Company will incur significant transaction and merger-related costs in connection with the Somnigroup Merger; and (ix) the possibility that the expected benefits of the Somnigroup Merger are not realized when expected or at all;

•the risks associated with the conflict in the Middle East and related geopolitical instability and its potential effects, including its impact on global energy supplies, inflationary pressures, global supply chains, prices, shipping rates, customer demand, and overall economic conditions;
•product demand, growth rates, and reduced opportunities in the industries in which we participate;
•consumer confidence, housing turnover, employment levels, interest rates, and trends in capital spending;
•the loss of business with customers;
•tariff-related cost increases and demand impacts, and changes to the reciprocal tariff exemption for USMCA compliant products;
•supply chain disruption from fire, explosion, terrorism, geopolitical conflicts, government action, labor strikes, delivery port shutdowns, trade tensions, trucking constraints, vendor quality issues, and non-compliance with laws;
•impairment of goodwill and long-lived assets;
•the realization of deferred tax assets and challenges to tax positions pursuant to ongoing or future reviews, audits, or assessments in China and elsewhere;
•inability to collect any International Emergency Economic Powers Act (IEEPA) duty refunds from the U.S. Customs and Border Protection (CBP) resulting from previously paid IEEPA tariffs;
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
•cybersecurity incidents, via artificial intelligence or otherwise, on our business, supplier or customer relationships, cybersecurity protection and remediation costs, legal costs, insurance premiums, competitiveness, and reputation;
•the use of artificial intelligence could expose Company information, infringe intellectual property rights, violate privacy laws, and harm our reputation and competitive position;
•climate change and sustainability-related risks and costs;
•legal risks;
•disruptions to our steel rod mill or wire drawing mills, including a lack of adequate supply of steel scrap;
•foreign operating risks, including credit, intellectual property rights, exchange rates, labor strikes, customs rates, asset seizure, business licensing, land use requirements, and inconsistent enforcement of laws; and
•compliance with privacy and data protection regulations.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Balance Sheets
(Unaudited)

(Amounts in millions)	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$510.5	$587.4
Trade receivables, net	487.1	433.7
Other receivables, net	33.1	42.2
Inventories	663.3	622.6
Prepaid expenses and other current assets	53.0	57.7
Total current assets	1,747.0	1,743.6
Property, Plant and Equipment—at cost
Machinery and equipment	1,475.6	1,440.0
Buildings and other	717.9	752.4
Land	35.6	36.7
Total property, plant and equipment	2,229.1	2,229.1
Less accumulated depreciation	1,570.7	1,565.1
Net property, plant and equipment	658.4	664.0
Other Assets
Goodwill	747.6	751.4
Other intangibles, net	87.2	91.3
Operating lease right-of-use assets	129.9	137.9
Sundry	149.0	148.2
Total other assets	1,113.7	1,128.8
TOTAL ASSETS	$3,519.1	$3,536.4
LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long-term debt and short-term debt	$1.6	$1.5
Current portion of operating lease liabilities	50.0	51.5
Accounts payable	467.9	466.6
Accrued expenses	196.8	227.3
Other current liabilities	32.4	28.1
Total current liabilities	748.7	775.0
Long-term Liabilities
Long-term debt	1,496.6	1,496.2
Operating lease liabilities	99.7	106.7
Other long-term liabilities	80.0	83.0
Deferred income taxes	54.4	52.9
Total long-term liabilities	1,730.7	1,738.8
Commitments and Contingencies
Equity
Common stock	2.0	2.0
Additional contributed capital	533.0	550.3
Retained earnings	2,285.2	2,272.2
Accumulated other comprehensive loss	(17.4)	(9.0)
Treasury stock	(1,763.6)	(1,793.4)
Total Leggett & Platt, Inc. equity	1,039.2	1,022.1
Noncontrolling interest	.5	.5
Total equity	1,039.7	1,022.6
TOTAL LIABILITIES AND EQUITY	$3,519.1	$3,536.4
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions, except per share data)	2026	2025
Net trade sales	$918.2	$1,022.1
Cost of goods sold	747.5	832.1
Gross profit	170.7	190.0
Selling and administrative expenses	121.5	123.6
Amortization of intangibles	3.6	5.0
Net gain on disposal of assets and businesses	(9.4)	(2.1)
Somnigroup International Inc. merger costs (See Note O)	3.5	—
Other expense (income), net	7.0	.6
Earnings before interest and income taxes	44.5	62.9
Interest expense	14.5	18.8
Interest income	1.9	1.0
Earnings before income taxes	31.9	45.1
Income taxes	11.9	14.5
Net earnings	20.0	30.6
(Earnings) attributable to noncontrolling interest, net of tax	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$20.0	$30.6

Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.14	$.22
Diluted	$.14	$.22

Weighted average shares outstanding
Basic	139.3	137.8
Diluted	141.0	138.6
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions)	2026	2025
Net earnings	$20.0	$30.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9.5)	22.7
Cash flow hedges	1.2	.6
Defined benefit pension plans	(.1)	—
Other comprehensive income (loss), net of tax	(8.4)	23.3
Comprehensive income (loss)	11.6	53.9
Add: comprehensive income attributable to noncontrolling interest	—	—
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$11.6	$53.9
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2026	2025
Operating Activities
Net earnings	$20.0	$30.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	24.2	26.2
Amortization of intangibles and supply agreements	4.0	5.4
Long-lived asset impairment	2.8	.3
Increase in provision for losses on accounts receivable	2.2	1.2
Write-down of inventories	3.2	4.5
Net gain from disposal of assets and businesses	(9.4)	(2.1)
Stock-based compensation	11.3	8.2
Other, net	3.8	(3.3)
Changes in working capital, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(53.0)	(26.6)
Inventories	(45.7)	(12.4)
Other current assets	6.6	5.3
Accounts payable	(.5)	(5.1)
Accrued expenses and other current liabilities	(25.6)	(25.4)
Net Cash (Used for) Provided by Operating Activities	(56.1)	6.8
Investing Activities
Additions to property, plant and equipment	(24.3)	(13.3)
Proceeds from disposal of Aerospace Products Group	4.2	—
Proceeds from disposals of assets and businesses	10.1	5.6
Other, net	(.6)	1.6
Net Cash (Used for) Provided by Investing Activities	(10.6)	(6.1)
Financing Activities
Payments on long-term debt	—	(.1)
Change in commercial paper and short-term debt	.3	69.1
Dividends paid	(6.8)	(6.7)
Purchases of common stock	(3.4)	(2.0)
Other, net	(.4)	(.3)
Net Cash (Used for) Provided by Financing Activities	(10.3)	60.0
Effect of Exchange Rate Changes on Cash	.1	1.7
(Decrease) Increase in Cash and Cash Equivalents	(76.9)	62.4
Cash and Cash Equivalents—January 1,	587.4	350.2
Cash and Cash Equivalents—March 31,	$510.5	$412.6
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
(Amounts in millions)
Beginning balance, January 1, 2026	$552.3	$2,272.2	$(9.0)	$(1,793.4)	$.5	$1,022.6
Net earnings	—	20.0	—	—	—	20.0
Dividends declared (Note D)	.2	(7.0)	—	—	—	(6.8)
Treasury stock purchased	—	—	—	(3.4)	—	(3.4)
Treasury stock issued	(31.5)	—	—	33.2	—	1.7
Other comprehensive income (loss), net of tax (Note I)	—	—	(8.4)		—	(8.4)
Stock-based compensation transactions, net of tax	14.0	—	—	—	—	14.0
Ending balance, March 31, 2026	$535.0	$2,285.2	$(17.4)	$(1,763.6)	$.5	$1,039.7

	Three Months Ended March 31, 2025
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
(Amounts in millions)
Beginning balance, January 1, 2025	$570.7	$2,064.5	$(115.8)	$(1,830.0)	$.8	$690.2
Net earnings	—	30.6	—	—	—	30.6
Dividends declared (Note D)	.2	(6.9)	—	—	—	(6.7)
Treasury stock purchased	—	—	—	(2.0)	—	(2.0)
Treasury stock issued	(24.5)	—	—	25.7	—	1.2
Other comprehensive income (loss), net of tax (Note I)	—	—	23.3	—	—	23.3
Stock-based compensation transactions, net of tax	11.0	—	—	—	—	11.0
Ending balance, March 31, 2025	$557.4	$2,088.2	$(92.5)	$(1,806.3)	$.8	$747.6
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
The December 31, 2025 financial position data included herein was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.
Accounts Receivable and Accounts Payable Programs
We participate in trade receivables sales programs in combination with third-party banking institutions and certain customers. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. Approximately $40.0 and $45.0 of trade receivables were sold and removed from our balance sheets at March 31, 2026 and December 31, 2025, respectively.
We occasionally utilize third-party programs that allow our suppliers to be paid earlier at a discount. While we continue to make payments based on our customary terms, a supplier can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. The accounts payable settled through the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $110.0 and $115.0 at March 31, 2026 and December 31, 2025, respectively.
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

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
•ASU 2025-09 “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements”: This ASU clarifies certain aspects of the guidance on hedge accounting. This guidance will be effective January 1, 2027 (for both annual and interim reporting periods). Early adoption is permitted and must be applied prospectively. We are currently evaluating the impact of adopting this guidance.
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

	Three Months Ended March 31,
	2026	2025
Bedding Products
Bedding Group	$364.9	$390.7

Specialized Products
Automotive Group	194.2	197.2
Aerospace Products Group (Note L)	—	53.0
Hydraulic Cylinders Group	49.9	49.9
	244.1	300.1
Furniture, Flooring & Textile Products
Home Furniture Group	58.4	66.8
Work Furniture Group	68.8	68.9
Flooring & Textile Products Group	182.0	195.6
	309.2	331.3
	$918.2	$1,022.1
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
•Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute engineered hydraulic cylinders used in the material handling and heavy construction industries. On August 29, 2025, we divested our Aerospace Products Group, as discussed in Note L to the Consolidated Condensed Financial Statements on page 19.
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

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
A summary of segment results for the periods presented is as follows:

	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products	Total
Three Months Ended March 31, 2026
Trade sales [1]	$364.9	$244.1	$309.2	$918.2
Inter-segment sales	5.8	1.3	1.8	8.9
Total segment sales	370.7	245.4	311.0	927.1
Less:
Depreciation and amortization	12.4	8.1	4.3	24.8
Nonoperating assets depreciation and amortization [2]	1.4	.9	1.1	3.4
Total depreciation and amortization	13.8	9.0	5.4	28.2
Restructuring, restructuring-related, and impairment charges (Note E)	4.7	—	.2	4.9
Gain on sale of real estate	(9.5)	—	—	(9.5)
Other segment items [3]	336.0	218.7	301.0	855.7
Segment EBIT	$25.7	$17.7	$4.4	47.8
Intersegment eliminations and other [4]				(3.3)
Interest expense net of interest income				(12.6)
Earnings before income taxes				$31.9

Three Months Ended March 31, 2025
Trade sales [1]	$390.7	$300.1	$331.3	$1,022.1
Inter-segment sales	5.2	.2	2.3	7.7
Total segment sales	395.9	300.3	333.6	1,029.8
Less:
Depreciation and amortization	13.0	10.4	4.9	28.3
Nonoperating assets depreciation and amortization [2]	1.3	.9	1.1	3.3
Total depreciation and amortization	14.3	11.3	6.0	31.6
Other segment items:
Restructuring, restructuring-related, and impairment charges (Note E)	3.4	3.4	.1	6.9
Gain on sale of real estate	—	—	(3.2)	(3.2)
Other segment items [3]	368.6	257.2	305.9	931.7
Segment EBIT	$9.6	$28.4	$24.8	62.8
Intersegment eliminations and other				.1
Interest expense net of interest income				(17.8)
Earnings before income taxes				$45.1
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
4 Intersegment eliminations and other included $3.5 for Somnigroup International Inc. merger costs (see Note O).

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

Average Assets by Segment	March 31, 2026	December 31, 2025
Bedding Products	$578.7	$635.5
Specialized Products	289.5	363.0
Furniture, Flooring & Textile Products	313.1	331.1
Average current liabilities included in segment numbers above	589.6	650.0
Unallocated assets [1]	1,735.6	1,807.3
Difference between average assets and period-end balance sheet	12.6	(250.5)
Total assets	$3,519.1	$3,536.4
1 Unallocated assets consist primarily of goodwill, other intangibles, cash, and net operating leases.
D—Earnings (Loss) Per Share (EPS)
Basic and diluted earnings (loss) per share were calculated as follows:

	Three Months Ended March 31,
	2026	2025
Net earnings
Net earnings	$20.0	$30.6
Earnings attributable to noncontrolling interest, net of tax	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$20.0	$30.6

Weighted average number of shares (in millions)
Weighted average number of common shares used in basic EPS	139.3	137.8
Dilutive effect of stock-based compensation	1.7	.8
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	141.0	138.6

Basic and diluted EPS
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$.14	$.22

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.14	$.22

Other information
Anti-dilutive shares excluded from diluted EPS computation	.8	.8

Cash dividends declared per share	$.05	$.05

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
E—Restructuring and Related Activities
In 2024, we committed to a restructuring plan (the 2024 Restructuring Plan or 2024 Plan), which was primarily associated with our Bedding Products segment.
We consolidated 17 production and distribution facilities in the Bedding Products segment and four production facilities in the Furniture, Flooring & Textile Products segment. We optimized manufacturing and operating efficiencies in the Hydraulic Cylinders Group, and reduced our corporate general and administrative expenses. The 2024 Plan costs were substantially complete at the end of 2025.
The following table presents all 2024 Plan restructuring and restructuring-related activity, including impairments, for the periods presented:

	Total Approximate Amount Expected to be Incurred	Total Amount Incurred to Date Since January 1, 2024	Three Months Ended March 31, 2026	Total Amount Incurred in 2025	Total Amount Incurred in 2024
2024 Restructuring Plan activity:
Net cash restructuring and restructuring-related	$40.0	$39.2	$.2	$8.7	$30.3
Net non-cash restructuring and restructuring-related	17.0	15.3	—	2.0	13.3
Total net restructuring and restructuring-related costs	57.0	54.5	.2	10.7	43.6
Long-lived asset and goodwill impairment costs	23.0	26.0	2.8	19.0	4.2
Total 2024 Restructuring Plan activity	$80.0	$80.5	$3.0	$29.7	$47.8
In February 2026, we committed to a smaller restructuring plan to consolidate two manufacturing facilities in our Specialty Foam business unit in our Bedding Products segment and one manufacturing facility within our Furniture, Flooring & Textile Products segment into other existing facilities (the 2026 Restructuring Plan or 2026 Plan). These actions are expected to improve our manufacturing efficiency and enhance profitability and are anticipated to be substantially complete by the end of 2026. We expect to incur restructuring and restructuring-related pretax costs of approximately $15.0 for the 2026 Restructuring Plan, including approximately $10.0 of cash charges.

	Total Approximate Amount Expected to be Incurred	Three Months Ended March 31, 2026
2026 Restructuring Plan activity:
Net cash restructuring and restructuring-related	$10.0	$.5
Net non-cash restructuring and restructuring-related	5.0	1.0
Total 2026 Restructuring Plan activity	$15.0	$1.5

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
The table below presents the restructuring and restructuring-related activity for the periods presented:

	Consolidated Condensed Statements of Operations Presentation	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
2024 Plan restructuring costs:
Termination benefits, relocation, and other restructuring costs	Other expense (income), net	$.2	$2.3
2024 Plan restructuring-related costs:
Inventory obsolescence and other	Cost of goods sold	—	.5
Professional services and other	Selling and administrative expenses	—	1.0
Net loss on disposal of assets and businesses	Net gain on disposal of assets and businesses	—	1.4
Total 2024 Plan restructuring-related costs		—	2.9
Total 2024 Plan net restructuring and restructuring-related costs		$.2	$5.2

2026 Plan restructuring costs:
Termination benefits, relocation, and other restructuring costs	Other expense (income), net	.5	—
2026 Plan restructuring-related costs:
Inventory obsolescence and other	Cost of goods sold	1.0	—
Total 2026 Plan net restructuring and restructuring-related costs		$1.5	$—

Other restructuring costs:
Termination benefits, relocation, and other restructuring costs [1]	Other expense (income), net	$.2	$1.4
Other restructuring-related costs:
Inventory obsolescence and other	Cost of goods sold	.2	—
Total other net restructuring and restructuring-related costs		$.4	$1.4
Total net restructuring and restructuring-related costs		$2.1	$6.6
1 The three months ended March 31, 2025 represents cash charges for divestiture-related expenses associated with the sale of our Aerospace Products Group in August 2025, as discussed in Note L.
Net restructuring and restructuring-related 2024 Plan and 2026 Plan costs by segment were as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
2024 Plan
Bedding Products	$.2	$3.1
Specialized Products	—	2.0
Furniture, Flooring & Textile Products	—	.1
Total net restructuring and restructuring-related costs	$.2	$5.2
2026 Plan
Bedding Products	$1.5	$—
Total net restructuring and restructuring-related costs	$1.5	$—

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
We recognized gains from the sale of real estate associated with the 2024 Plan of $9.5 in the first three months of 2026. There were no real estate gains associated with the 2026 Plan in the first three months of 2026 or associated with the 2024 Plan in the first three months of 2025. Real estate gains are not reflected in the tables above.
The accrued liabilities associated with our total restructuring initiatives were $.9 and $1.7 at March 31, 2026 and December 31, 2025, respectively.

F—Accounts and Other Receivables
Accounts and other receivables consisted of the following:

	March 31, 2026		December 31, 2025
	Current	Long-term	Current	Long-term
Total trade receivables	$504.9	$—	$453.4	$.1
Allowance for doubtful accounts	(17.8)	—	(19.7)	—
Trade receivables, net	$487.1	$—	$433.7	$.1

Taxes receivable, including income taxes	$6.2	$—	$8.0	$—
Value-added taxes recoverable	11.7	—	11.8	—
Rebates receivable	3.3	—	5.9	—
Divestiture receivable	—	—	4.2	—
Other receivables	11.9	4.6	12.3	5.0
Other receivables, net	$33.1	$4.6	$42.2	$5.0
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2025	Change in Provision	Less: Net Charge-offs/ (Recoveries) and Other	Balance at March 31, 2026
Allowance for doubtful accounts	$19.7	$2.2	$4.1	$17.8
G—Inventories
The following table recaps the components of inventory for each period presented:

	March 31, 2026	December 31, 2025
Finished goods	$333.8	$297.8
Work in process	47.7	39.0
Raw materials and supplies	281.8	285.8
Inventories	$663.3	$622.6

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
H—Stock-Based Compensation
The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Restricted Stock Unit awards	$8.9	$—	$7.0	$—
All other stock plans	2.0	.6	—	.3
Total stock-based compensation expense	10.9	$.6	7.0	$.3
Employee contributions for above stock plans	.4		1.2
Total stock-based compensation	$11.3		$8.2

Tax benefits on stock-based compensation expense	$2.7		$1.7
Tax expense on stock-based compensation payments	(1.2)		(2.5)
Total tax benefits (expense) associated with stock-based compensation	$1.5		$(.8)

I—Accumulated Other Comprehensive Income (Loss)
The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended March 31,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2026	$(26.9)	$11.6	$6.3	$(9.0)
Other comprehensive income (loss)	(9.5)	2.0	—	(7.5)
Reclassifications, pretax	—	(.6)	(.1)	(.7)
Income tax effect	—	(.2)	—	(.2)
Balance, March 31, 2026	$(36.4)	$12.8	$6.2	$(17.4)

Balance, January 1, 2025	$(115.8)	$7.2	$(7.2)	$(115.8)
Other comprehensive income (loss)	22.7	(.2)	(.2)	22.3
Reclassifications, pretax	—	.9	.1	1.0
Income tax effect	—	(.1)	.1	—
Balance, March 31, 2025	$(93.1)	$7.8	$(7.2)	$(92.5)

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
J—Fair Value
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$210.2	$—	$210.2
Derivative assets (Note K)	—	4.5	—	4.5
Diversified investments associated with the Executive Stock Unit (ESU) Program	58.7	—	—	58.7
Total assets	$58.7	$214.7	$—	$273.4
Liabilities:
Derivative liabilities (Note K)	$—	$2.9	$—	$2.9
Liabilities associated with the ESU Program	59.6	—	—	59.6
Total liabilities	$59.6	$2.9	$—	$62.5

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$217.0	$—	$217.0
Derivative assets (Note K)	—	4.5	—	4.5
Diversified investments associated with the ESU Program	60.2	—	—	60.2
Total assets	$60.2	$221.5	$—	$281.7
Liabilities:
Derivative liabilities (Note K)	$—	$1.2	$—	$1.2
Liabilities associated with the ESU Program	62.4	—	—	62.4
Total liabilities	$62.4	$1.2	$—	$63.6
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 1) was approximately $205.0 less than carrying value of $1,490.4 at March 31, 2026 and approximately $175.0 less than carrying value of $1,490.0 at December 31, 2025.

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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of March 31, 2026
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Sep 2027	$239.6	$4.1	$.3	$.2	$.1
Total fair value hedges	Sep 2026	123.6	.1	—	2.4	—
Not designated as hedging instruments	Jun 2026	62.1	—	—	.2	—
Total derivatives			$4.2	$.3	$2.8	$.1

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2025
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Jun 2027	$240.5	$3.3	$.3	$.9	$—
Total fair value hedges	Apr 2026	83.7	.7	—	—	—
Not designated as hedging instruments	Jun 2026	100.6	.2	—	.3	—
Total derivatives			$4.2	$.3	$1.2	$—

The following table sets forth the pretax losses (gains) for our hedging activities for the periods presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note I) as well as derivative settlements recorded directly to income or expense.

Derivatives	Consolidated Condensed Statements of Operations Presentation	Amount of Loss (Gain) Recorded in Income Three Months Ended March 31,
		2026	2025
Designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$(.1)	$(.1)
Currency cash flow hedges	Net trade sales	(.1)	1.5
Currency cash flow hedges	Cost of goods sold	(.8)	(.3)
Total cash flow hedges		(1.0)	1.1
Fair value hedges	Other expense (income), net	2.1	(.1)
Not designated as hedging instruments	Other expense (income), net	(1.1)	3.0
Total derivative instruments		$—	$4.0

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)

L—Divestitures
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
The Aerospace Products Group did not meet the criteria for discontinued operations because it did not represent a strategic shift that would have a major effect on our financial results and had external sales and pretax earnings as shown below:

Three Months Ended March 31, 2025
External sales	$53.0
Pretax earnings (excluding corporate overhead)	7.2
In March 2025, we divested a small U.S. machinery business within our Bedding Products segment which had immaterial amounts of annual external sales and pretax earnings. The net sales price was $1.2 and approximated the carrying cost of the business. This business divestiture was part of the 2024 Plan.
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
Accruals and Reasonably Possible Losses in Excess of Accruals
Accruals for Probable Losses. Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss, in the aggregate, of $1.4 and $1.8 at March 31, 2026 and December 31, 2025, respectively. There were no material adjustments to the accrual, including cash payments and expense, for the three-month periods ending March 31, 2026 and March 31, 2025. The accruals do not include accrued expenses related to employment, workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows.

Reasonably Possible Losses in Excess of Accruals. Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of March 31, 2026, aggregate reasonably possible losses in excess of the accruals noted above are estimated to be $15.0. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $15.0 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)

N—Income Taxes
China Withholding Tax Matters
The Company’s Chinese subsidiaries received formal tax assessments from three local tax authorities in China (Zhaoqing, Jiaxing, and Wuxi) totaling approximately $24.0, in the aggregate, with each assessment relating to an alleged failure to satisfy beneficial owner requirements for purposes of applying reduced dividend withholding tax rates. The assessments assert that dividends paid by our Chinese subsidiaries to a non-Chinese parent within the Company’s organizational structure should have been subject to a 10% withholding tax rate rather than the 5% rate applied.
Zhaoqing Assessment. On January 26, 2026, our subsidiary, Hong Kong Veilon Limited, received an assessment from the Zhaoqing High-tech Industrial Development Zone Tax Bureau associated with dividends it received covering the 2021 through 2024 tax periods. The assessment includes tax and penalties totaling approximately $12.0. We plan to make this payment to preserve the Company’s appeal rights. The matter is expected to proceed through the administrative appeal process, and litigation may occur if administrative remedies are exhausted.
Jiaxing Assessment. On April 3, 2026, our subsidiary, Leggett & Platt Asia Limited, received an assessment from the Wangjiangjing Tax Office, Xiuzhou District Tax Bureau, Jiaxing City associated with dividends it received covering the 2021 through 2024 tax periods. The assessment includes tax and penalties totaling approximately $5.0. This assessment is currently under review. The Company has posted a guarantee and is preparing responses and evaluating next steps.
Wuxi Assessment. On April 8, 2026, our subsidiary, Leggett & Platt Asia Limited, received an assessment from the Wuxi Huishan District Tax Bureau – Luoshe Tax Branch associated with dividends it received covering the 2021 through 2025 tax periods. The assessment includes tax and penalties totaling approximately $7.0. This assessment is currently under review. The Company has posted a guarantee and is preparing responses and evaluating next steps.
Although the outcome is uncertain, we believe we have valid defenses and have notified the Chinese tax authorities of our intent to rigorously contest each of the assessments through the administrative appeal process in China, and we have not recorded any income tax expense associated with these matters. While we believe we will be successful, it is reasonably possible over the next 12 months we could incur additional income tax expense that could have a material negative effect on our results of operations or financial condition.
O—Subsequent Events
On April 13, 2026, Leggett & Platt and Somnigroup International Inc. (Somnigroup) announced that the companies have signed the Somnigroup Merger Agreement pursuant to which, subject to the terms and conditions of the Somnigroup Merger Agreement, Sparrow Unity Corporation, a Missouri corporation and a direct, wholly-owned subsidiary of Somnigroup, will merge with and into Leggett & Platt (the Somnigroup Merger), with Leggett & Platt surviving the Somnigroup Merger as a direct, wholly-owned subsidiary of Somnigroup. The Somnigroup Merger is an all-stock transaction. Under the terms of the Somnigroup Merger Agreement, Leggett & Platt shareholders will receive 0.1455 shares of common stock, par value $.01 per share, of Somnigroup in exchange for each share of common stock, par value $.01 per share, of Leggett & Platt they own. As a result of the transaction, Leggett & Platt’s shareholders will own approximately 9% of the combined company on a fully diluted basis. The Somnigroup Merger Agreement has been unanimously approved by each of the Board of Directors of Somnigroup and Leggett & Platt.
The transaction is currently anticipated to close by year-end 2026, subject to the satisfaction of customary closing conditions, including approval by Leggett & Platt’s shareholders and receipt of certain governmental and regulatory approvals. The transaction does not require Somnigroup shareholder approval.
As of March 31, 2026, we have incurred $6.9 of costs associated with this activity, of which $3.5 was incurred in the first three months of 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
HIGHLIGHTS
In April, we entered into the Somnigroup Merger Agreement pursuant to which Somnigroup will acquire Leggett & Platt in an all-stock transaction. The transaction is currently anticipated to close by year-end 2026, subject to the satisfaction of customary closing conditions, including approval by the Company shareholders and receipt of certain governmental and regulatory approvals.
We had trade sales of $918 million for the three months ending March 31, 2026, a decrease of 10% versus the first quarter 2025, including a 5% decrease from divestitures.
Earnings Before Interest and Taxes (EBIT) for the three months ending March 31, 2026 was $45 million, a decrease of $18 million compared to the same period in 2025. First quarter EBIT includes a $10 million gain from the sale of real estate, $5 million of restructuring and restructuring-related costs, and $3.5 million of costs related to the Somnigroup Merger.
Earnings Per Share (EPS) was $.14 for the three months ending March 31, 2026, compared to $.22 in the same period of 2025. First quarter EPS includes a $.05 gain from the sale of real estate, $.03 in restructuring and restructuring-related charges, and $.03 of costs related to the Somnigroup Merger.
Operating cash flow was $(56) million in the first three months of 2026, a decrease of $63 million versus the same period of 2025.
INTRODUCTION
What We Do
We are a diversified manufacturer that conceives, designs, and produces a wide range of engineered components and products found in many homes, offices, and automobiles. We make components that are often hidden within, but integral to, our customers’ products.
We are a leading supplier of bedding components; automotive seat comfort and convenience systems; home and work furniture components; geo components; flooring underlayment; and hydraulic cylinders for material handling and heavy construction industries.
Our Segments
Our operations are comprised of approximately 100 production facilities located in 18 countries around the world. Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. Our segments are described below.
Bedding Products: This segment supplies a variety of components used by bedding manufacturers in the production and assembly of their finished products, as well as produces private label finished mattresses and adjustable bed bases. This segment is also vertically integrated in the production and supply of specialty foam chemicals, steel rod, and drawn steel wire to our own operations and to external customers. We also supply steel rod and wire to trade customers that operate in a broad range of markets. This segment contributed 40% of our trade sales during the first three months of 2026.

Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute engineered hydraulic cylinders used in the material handling and heavy construction industries. This segment contributed 26% of our trade sales in the first three months of 2026. On August 29, 2025, we divested our Aerospace Products Group, as discussed in Note L to the Consolidated Condensed Financial Statements on page 19.
Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components. This segment contributed 34% of our trade sales in the first three months of 2026.
Somnigroup Agreement and Plan of Merger
On April 13, 2026, we entered into the Somnigroup Merger Agreement pursuant to which Somnigroup will acquire Leggett & Platt in an all-stock transaction. Under the terms of the Somnigroup Merger Agreement, Leggett & Platt shareholders will receive 0.1455 shares of common stock, par value $.01 per share, of Somnigroup in exchange for each share of common stock, par value $.01 per share, of Leggett & Platt they own. As a result of the transaction, Leggett & Platt’s shareholders will own approximately 9% of the combined company on a fully diluted basis. The Somnigroup Merger Agreement has been unanimously approved by each of the Board of Directors of Somnigroup and Leggett & Platt.
The transaction is currently anticipated to close by year-end 2026, subject to the satisfaction of customary closing conditions, including approval by Leggett & Platt’s shareholders and receipt of certain governmental and regulatory approvals. The transaction does not require Somnigroup shareholder approval. For a more detailed description of the Somnigroup Merger Agreement, please see our Form 8-K filed April 13, 2026. Reference is also made to the Somnigroup Merger Agreement which is included as Exhibit 2.1 hereof. As of March 31, 2026, we have incurred $6.9 million of costs associated with this activity, of which $3.5 million was incurred in the first three months of 2026. Based on information currently available, we expect total costs incurred during 2026 to be approximately $20 million.
Following the closing of the Somnigroup Merger, Leggett & Platt is expected to operate as a separate business unit within Somnigroup and to maintain its offices in Carthage, Missouri. Leggett & Platt's Chairman and CEO, Karl G. Glassman, will continue to lead Leggett & Platt following the closing date and will assist with a transition to a new CEO of the Leggett & Platt business unit which is expected to take place within twelve months of the closing date.
There are numerous risks, many of which are beyond our control, that could cause the financial, market, and business impacts of the Somnigroup Merger to materially adversely affect us and our shareholders. For additional information, see Forward-Looking Statements beginning on page 1 and Item 1A Risk Factors beginning on page 44.
Customers
We serve thousands of customers worldwide, sustaining many long-term business relationships. Our largest customer, Somnigroup, represented approximately 7% of our trade sales in 2025. Our top 10 customers accounted for approximately 31% of our trade sales in 2025. Many are companies whose names are widely recognized. They include bedding brands and manufacturers, residential and office furniture producers, automotive OEM and Tier 1 manufacturers, big box retailers, and a variety of other companies. The loss of some of these customers, including Somnigroup, would have a material adverse effect on our financial condition, results of operations, and cash flows.
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
Tariffs present both positive and negative impacts across our businesses, and we continue to be actively engaged with customers and suppliers to mitigate the impact of tariffs. Our efforts include leveraging our global footprint to shift production and sourcing to less-impacted regions, implementing pricing actions where appropriate, and pursuing increased demand opportunities domestically.
In Bedding Products, Section 232 steel tariffs have had the largest impact on our business and have contributed to expanded metal margins and increased demand for our Steel Rod and Drawn Wire operations; however, we have not observed a corresponding improvement in innerspring demand. In April 2026, the U.S. government implemented changes to the Section 232 tariff framework applicable to certain steel and steel‑containing products. While these changes may affect trade flows and pricing dynamics, it is too early to determine their impact on our results of operations. Section 232 steel tariffs were not impacted by the recent Supreme Court ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act.
In Furniture, Flooring & Textile Products, our Home Furniture operations in China primarily sell components to Asian customers who export finished furniture to the United States. Additionally, we sell components to U.S. customers and maintain some intercompany supply from our Chinese operations. To help mitigate our tariff exposure, we began production in Vietnam in the third quarter of 2025. Within Work Furniture, our teams continue to pursue potential opportunities with customers who have shown interest in regionally-supplied components and finished furniture. However, industry specific dynamics and the ever-changing global trade landscape are impacting our progress in this area. Finally, our Textiles business continues to mitigate most tariff exposure by shifting to alternative sources in countries with lower tariff rates.
In February 2026, the Supreme Court issued a ruling invalidating tariffs imposed under the International Emergency Economic Powers Act (IEEPA). In April 2026, U.S. Customs and Border Protection (CBP) launched the Consolidated Administration and Processing of Entries (CAPE) system to manage refund claims. The Company paid approximately $23 million in IEEPA tariffs that may be recoverable. We submitted approximately $8 million in refund requests to CBP on April 27, 2026, and expect to submit additional requests for approximately $15 million. It is unclear whether, and to what extent, duties will be refunded. In addition, any potential refunds may be offset by refunds due to customers for payments made in connection with the IEEPA tariffs. Because the recoverability and timing of these tariffs is uncertain, we have not recorded any amounts related to potential tariff recoveries.
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
For the Aerospace Products Group sales and pretax earnings, see Note L to the Consolidated Condensed Financial Statements on page 19.
Goodwill and Long-Lived Asset Impairment Testing
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which would be reduced if we determine that those assets are impaired. At March 31, 2026, goodwill and other intangible assets represented $835 million, or 24% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and other noncurrent assets totaled $937 million, or 27% of total assets.
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
The annual goodwill impairment testing in the second quarter of 2025 indicated no impairments. As of June 30, 2025, the fair values of all reporting units exceeded their respective carrying amounts by less than 100%. Bedding, Home Furniture, and Work Furniture reporting units had fair values that exceeded their respective carrying amounts by less than 50%.

Conducting impairment tests involves considerable judgment when establishing assumptions regarding future operating performance, business trends, and market and economic performance, including future sales, operating margins, growth rates, and discount rates. If actual results differ from these assumptions, if general economic conditions worsen, or if our stock price experiences a sustained decline, we could be required to record future impairment charges. Any such non‑cash charges could have a material adverse effect on our results of operations.
Market Demand
Market demand (including product mix) is impacted by several economic factors, with housing turnover and consumer confidence being the most significant. Other important factors include disposable income levels, employment levels, and interest rates. All of these factors influence consumer spending on durable goods, and therefore affect demand for our products and components. Some of these factors also influence spending on infrastructure, facilities, and equipment, which has impacted approximately 30% of our sales. The dynamic macroeconomic environment has pressured most of our end markets and negatively affected the demand for our products. We are also concerned that wide-ranging tariffs and the geopolitical conflict in the Middle East will drive inflation, weaken consumer confidence, and pressure consumer demand.
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
As a result of these uncertainties, we expect demand in 2026 to remain muted.

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
Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. In 2025, steel costs increased largely due to higher demand and tariffs implemented in April 2025 that reduced foreign competition. Steel costs increased during the first quarter of 2026, driven primarily by reduced foreign competition due to ongoing trade measures and higher input costs.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). In 2025, steel rod costs increased while average steel scrap costs remained relatively flat, resulting in metal margin expansion during the year. During the first quarter of 2026, steel rod prices increased while steel scrap costs also trended higher, resulting in relatively stable metal margins during the quarter, continuing to be much higher year over year. In addition, producing steel rod is energy intensive and depends on electricity and other utilities at commercially reasonable rates. Periods of extreme weather, including prolonged hot or cold weather events, have increased and may continue to increase overall electricity and natural gas demand, place stress on regional power grids, and contribute to higher or more volatile utility rates, impacting our utility costs. Such conditions may also increase the risk of service interruptions.
We have exposure to the cost of chemicals, including TDI, MDI, and polyol. The cost of these chemicals has fluctuated at times, but we have generally passed the changes through to our customers. Average costs in 2025 were relatively stable, but began increasing late in the first quarter of 2026, primarily due to a fire at a U.S. chemical plant in March impacting domestic supply and the impact of the Middle East conflict on global supply and price of petroleum-based products.
Our other raw materials include woven and nonwoven fabrics. When we have experienced changes in the costs of these materials, we generally have been able to pass them through to our customers. In 2025, aggressive competitive discounting, particularly in Flooring and Textiles, led to pricing adjustments that impacted our profitability. In order to mitigate tariff exposure, our Textiles business has proactively been sourcing the majority of these materials from outside of China. In early 2026, our Textiles business began to see upward pressure on raw material costs. This trend continued and grew late in the quarter due to the impact of the Middle East conflict on the price of petroleum-based products and uncertainty around shipments through the Strait of Hormuz.
When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We must continue providing product options to our customers that enable them to improve the functionality of their products and manage their costs, while providing higher profits for our operations.
Supply Chain Disruptions
Beginning in February 2026, the conflict in the Middle East has led to disruptions in shipping through the Strait of Hormuz. This resulted in higher transportation costs and increased transit times late in the first quarter, as well as increased chemical prices, which will begin to impact our costs in the second quarter. Our teams are mitigating these pressures through product and sourcing actions and by passing through price increases where appropriate.

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
We are continuing to evaluate opportunities to proactively improve our cost structure and profitability across our businesses. The execution of any of these opportunities may result in additional restructuring costs, restructuring-related costs, or impairments.
Competition
Many of our markets are highly competitive, with the number of competitors varying by product line. In general, our competitors tend to be smaller, private companies. Many of our competitors, both domestic and foreign, compete primarily on the basis of price. Our success has stemmed from the ability to remain price competitive, while delivering innovation, product quality, and customer service.
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
Anti-Dumping and Countervailing Orders on Steel Wire Rod Imports. On February 10, 2026, the ITC made affirmative determinations in its expedited sunset reviews of the antidumping and countervailing duty orders on imports of steel wire rod from Brazil, Indonesia, Mexico, Moldova, and Trinidad & Tobago. Consequently, the antidumping and countervailing duties on steel wire rod imports from these countries, which range from less than 1% to 369%, will be extended for another five years until approximately March 2031. Also, through August 2030, imports of steel wire rod from China are covered by antidumping and countervailing duties ranging from 106% to 193%. Additionally, through August 2028, antidumping and countervailing duty orders are in place on steel wire rod from Belarus, Italy, Korea, Russia, South Africa, Spain, Turkey, Ukraine, United Arab Emirates, and the United Kingdom ranging from less than 1% to 757%.
On April 6, 2026, certain domestic producers filed with the DOC a petition seeking countervailing duties on carbon and alloy steel wire rod from the People's Democratic Republic of Algeria (Algeria). The petitioners allege that Algeria maintains a system of economic programs and policies that confer unfair subsidies to Algerian producers. Petitioners also allege that China is providing transnational subsidies to Algerian carbon and alloy steel wire rod producers. The DOC announced on April 28, 2026, that it will initiate a countervailing duty investigation and plans to make a preliminary determination by July 2, 2026.
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

RESULTS OF OPERATIONS
Discussion of Consolidated Results
Three Months:
Trade sales were $918 million in the first three months of 2026, a 10% decrease versus the same period last year. Organic sales decreased 5%. Volume was down 9%, primarily from continued weak demand across most of our end markets and retailer merchandising changes in Adjustable Bed. Raw material-related selling price increases added 2% to sales and currency benefit increased sales 2%. Divestitures of the Aerospace Products Group and small operations in Bedding and Work Furniture in 2025 reduced sales 5%.
EBIT was $45 million in the first three months of 2026, a decrease of $18 million versus the same period of 2025, primarily from lower volume, earnings associated with the divested Aerospace business, restructuring and restructuring-related costs, costs related to the Somnigroup Merger, and margin compression in our Flooring business driven by higher costs combined with pricing pressure resulting from the soft demand environment. These items were partially offset by metal margin expansion in trade rod and a gain from the sale of real estate. Additionally, higher stock-based compensation expense and an increase in bad debt reserves related to Bedding customers contributed to the year-over-year decline.
EPS decreased to $.14 for the first three months of 2026, versus $.22 in the same period of 2025. The decrease primarily reflects lower EBIT as discussed above. EPS was also impacted by net interest benefit and income tax expense impacts discussed below.
Net Interest Expense and Income Taxes
2026 net interest expense was $5 million lower than the three months ended March 31, 2025 primarily due to lower average net debt levels in 2026 versus 2025.
Our worldwide effective tax rate was 37% for the first quarter of 2026, compared to 32% for the same quarter last year. While the U.S. statutory federal income tax rate was 21% in both years, foreign withholding taxes increased the rate by 6% in 2026 and 5% in 2025. Discrete stock compensation-related items added 4% in 2026 and 6% in 2025. In addition, full-year expected nondeductible costs associated with the Somnigroup activity contributed 5% to the 2026 rate, with less significant items adding 1%.
For the full year, we are anticipating an effective tax rate of approximately 30%, including the impact of discrete tax items that we expect to occur from quarter to quarter. We utilize prudent tax planning strategies for opportunities to optimize our tax rate, but other factors, such as our overall profitability, the mix and level of earnings among jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits, and the effect of tax law changes can also influence our rate.

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

Trade Sales (Dollar amounts in millions)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Change in Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$364.9	$390.7	$(25.8)	(6.6%)	(6.3%)
Specialized Products	244.1	300.1	(56.0)	(18.7)	(1.5)
Furniture, Flooring & Textile Products	309.2	331.3	(22.1)	(6.7)	(6.1)
Total trade sales	$918.2	$1,022.1	$(103.9)	(10.2%)	(5.0%)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Bedding Products	$25.7	$9.6	$16.1	167.7%	7.0%	2.5%
Specialized Products	17.7	28.4	(10.7)	(37.7)	7.3	9.5
Furniture, Flooring & Textile Products	4.4	24.8	(20.4)	(82.3)	1.4	7.5
Intersegment eliminations and other	(3.3)	.1	(3.4)
Total EBIT [2]	$44.5	$62.9	$(18.4)	(29.3)%	4.8%	6.2%

Depreciation and Amortization (Dollar amounts in millions)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Bedding Products	$12.4	$13.0
Specialized Products	8.1	10.4
Furniture, Flooring & Textile Products	4.3	4.9
Unallocated [3]	3.4	3.3
Total depreciation and amortization	$28.2	$31.6
1This column represents a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the respective segment discussion below for a reconciliation of the change in total segment trade sales to organic sales.
2Total three months ended March 31, 2026 EBIT of $44.5 million less interest expense net of interest income of $12.6 million and income tax of $11.9 million equals three months ended March 31, 2026 Net earnings of $20.0 million. Total three months ended March 31, 2025 EBIT of $62.9 million less interest expense net of interest income of $17.8 million and income tax of $14.5 million equals three months ended March 31, 2025 Net earnings of $30.6 million.
3Unallocated consists primarily of depreciation and amortization of non-operating assets.
Bedding Products
Trade sales decreased $26 million, or 7%. Organic sales decreased 6%. Volume decreased 12%, primarily due to retailer merchandising changes in Adjustable Bed, volume softness in Specialty Foam, and the decision during the fourth quarter of 2025 to walk away from a financially challenged customer in U.S. Spring. These declines were partially offset by higher trade rod and wire sales. Raw material-related selling price increases and currency benefit added 6% to sales. The 2025 divestiture of a small U.S. machinery business reduced sales less than 1%.

EBIT increased $16 million, primarily from metal margin expansion in trade rod, gain on the sale of real estate, and restructuring benefit, partially offset by restructuring and restructuring-related costs and lower volume.
Specialized Products
Trade sales decreased $56 million, or 19%. Organic sales decreased 2%. Volume decreased 5% from lower market demand. Raw material-related selling price increases added 1% to sales and currency benefit increased sales 2%. The 2025 divestiture of the Aerospace Products Group reduced sales 17%.
EBIT decreased $11 million, primarily from earnings associated with the divested Aerospace Products Group and lower volume.
Furniture, Flooring & Textile Products
Trade sales decreased $22 million, or 7%. Organic sales decreased 6%. Volume decreased 7% from declines in Home Furniture, Flooring, and Textiles partially offset by growth in Work Furniture. Raw material-related selling price increases and currency benefit increased sales 1%. The 2025 divestiture of a small Work Furniture operation reduced sales less than 1%.
EBIT decreased $20 million, primarily from lower volume impacts, margin compression in our Flooring business, currency impact, and start-up costs associated with a new Home Furniture facility in Vietnam.
LIQUIDITY AND CAPITALIZATION
Liquidity
Sources of Cash
Cash on Hand
At March 31, 2026, we had cash and cash equivalents of $511 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations.
If we were to bring back immediately all our foreign cash to the United States in the form of dividends, we would pay foreign withholding taxes of approximately $31 million based on current withholding tax rates. Due to capital requirements in various jurisdictions, approximately $111 million of this cash was inaccessible for repatriation at March 31, 2026. Inaccessible cash balances can fluctuate from quarter to quarter based on the amount of foreign distributable profits available and the variability of our foreign cash balances.
Cash from Operations
The primary source of funds for our short-term cash requirements is our cash generated from operating activities. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the three months ended March 31, 2026 was $(56) million, down $63 million from the same period last year, primarily driven by a larger use of cash for working capital, as well as lower earnings.

We ended the quarter with working capital at 27.2% and adjusted working capital at 14.7% of annualized trade sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities, and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed in Cash on Hand above, a substantial majority of these funds are held by international operations and may not be immediately accessible.

(Dollar amounts in millions)	March 31, 2026	December 31, 2025
Current assets	$1,747.0	$1,743.6
Current liabilities	748.7	775.0
Working capital	998.3	968.6
Less: Cash and cash equivalents included in current assets	510.5	587.4
Add: Current debt maturities and current portion of operating lease liabilities included in current liabilities	51.6	53.0
Adjusted working capital	$539.4	$434.2
Annualized sales [1]	$3,672.8	$3,754.4
Working capital as a percent of annualized trade sales	27.2%	25.8%
Adjusted working capital as a percent of annualized trade sales	14.7%	11.6%
1 Annualized sales is the respective quarter's sales multiplied by 4 (first quarter 2026 and fourth quarter 2025 sales were $918.2 million and $938.6 million, respectively). We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.
Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025		March 31, 2026	December 31, 2025	March 31, 2025
Trade Receivables	$487.1	$433.7	$522.3	DSO [1]	48	42	46

Inventories	$663.3	$622.6	$678.3	DIO [2]	80	74	73

Accounts Payable	$467.9	$466.6	$476.5	DPO [3]	56	53	52

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

At March 31, 2025, our Aerospace Products Group met the criteria to be classified as held for sale, and was subsequently divested on August 29, 2025, as discussed in Note L to the Consolidated Condensed Financial Statements on page 19. As a result of the held-for-sale classification, trade receivables, inventories, and accounts payable balances for the Aerospace Products Group at March 31, 2025 are excluded in the table above. If net trade sales and cost of goods for the three months ended March 31, 2025 are excluded from the days calculations, our DSO and DPO for that time period would be approximately two days higher and DIO would be approximately four days higher.
Trade Receivables - Our trade receivables and DSO increased at March 31, 2026 compared to December 31, 2025 primarily due to increased trade sales of steel rod and wire and timing of collections, partially offset by lower sales volumes in residential end markets. Trade receivables decreased compared to March 31, 2025 primarily due to lower sales volumes.
We recorded bad debt expense of $2 million and $1 million during the first three months of 2026 and 2025, respectively. Weak demand and changing market dynamics have created disruption and financial instability for some of our customers, particularly in the Bedding Products segment. Recently, we have seen slower payment trends among certain customers, and we are actively managing and maintaining close oversight of these receivables. We monitor our receivables closely and make reserve decisions based upon individual customer risk reviews, aging of customer accounts, historical loss experience, and general macroeconomic and industry trends that could impact the expected collectability of all customers or pools of customers with similar risk.
Inventories - Our inventories increased at March 31, 2026 compared to December 31, 2025 and DIO increased compared to both December 31, 2025 and March 31, 2025 due to increased scrap steel purchases and maintaining higher levels of certain materials to ensure adequate supply to mitigate potential supply chain disruptions. Inventories decreased compared to March 31, 2025 due to inventory reductions to align with demand softness, partially offset by increased scrap steel purchases and higher steel costs.
We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also monitor potential inventory implications for customers experiencing financial challenges which may impact their ability to take delivery of previously ordered inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. Inventory write-downs for the first three months of 2026 were $3 million versus $5 million in the first three months of 2025.
Accounts Payable - Our accounts payable decreased compared to March 31, 2025 primarily due to demand softness and timing of payments, partially offset by increased scrap steel purchases. DPO increased compared to both December 31, 2025 and March 31, 2025 primarily due to increased purchases of certain inventories to mitigate potential supply chain disruptions, as discussed above. We continue to look for ways to establish and maintain favorable payment terms through purchasing synergies and also utilize third-party services that offer flexibility to our vendors, which, in turn, helps us manage our DPO as discussed below.
Accounts Receivable and Accounts Payable Programs - We participate in trade receivables sales programs in combination with third-party banking institutions and certain customers. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. Approximately $40 and $45 million of trade receivables were sold and removed from our balance sheets at March 31, 2026 and December 31, 2025, respectively. These sales reduced our quarterly DSO by roughly four days at both at March 31, 2026 and December 31, 2025. The impact to operating cash flow was an approximate $5 million decrease for the three months ended March 31, 2026.
For accounts payable, we occasionally utilize third-party programs that allow our suppliers to be paid earlier at a discount. While we continue to make payments based on our customary terms, a supplier can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. As such, there is no direct impact on our DPO, accounts payable, operating cash flows, or liquidity. The accounts payable settled through the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $110 million and $115 million at March 31, 2026 and December 31, 2025, respectively.
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
Commercial Paper Program
Another source of funds for our short-term cash requirements is our $1.0 billion commercial paper program. As of March 31, 2026, we had $602 million available under the program. For more information on our commercial paper program, see Commercial Paper Program on page 35. However, pursuant to the terms of the Somnigroup Merger Agreement, the Company may not incur indebtedness for borrowed money under the credit facility or the commercial paper program, in the aggregate, in excess of $150 million unless consented to by Somnigroup, in writing, and such consent cannot be unreasonably withheld.
Credit Facility
Our credit facility is a multi-currency facility providing us the ability, from time to time, to borrow, repay, and re-borrow up to $1.0 billion until the maturity date, at which time our ability to borrow under the facility will terminate. The credit facility matures in July 2030. Currently, there are no borrowings under the credit facility. For more information on our credit facility, see Credit Facility on page 36. However, pursuant to the terms of the Somnigroup Merger Agreement, the Company may not incur indebtedness for borrowed money under the credit facility or the commercial paper program, in the aggregate, in excess of $150 million unless consented to by Somnigroup, in writing, and such consent cannot be unreasonably withheld.
Capital Markets
Our cost of borrowing and ability to access the capital markets are affected by market conditions and the credit ratings assigned to our debt. While we believe that we have the ability to raise debt in the capital markets which acts as a source of funding of long-term cash requirements, a downgrade of our credit rating could limit our access to the capital markets and result in increased borrowing costs. Currently, we have $1.5 billion of senior notes outstanding in equal tranches maturing in 2027, 2029, and 2051. For more information, please see Long-Term Debt on page 36. However, our ability to raise debt in the capital markets is subject to the terms of the Somnigroup Merger Agreement. In particular, unless consented to by Somnigroup, in writing, which may not be unreasonably withheld, we may not raise debt in the capital markets, unless subject to certain conditions, we refinance our outstanding senior notes within three months of maturity.
Uses of Cash
Prior to the Somnigroup Merger Agreement, we expected to use cash to reduce net debt, grow our business, both organically and through strategic acquisitions, while also returning cash to shareholders through share repurchases and dividends. However, the Somnigroup Merger Agreement restricts our uses of cash as described below unless consented to by Somnigroup, in writing, and such consent cannot be unreasonably withheld.

Capital Expenditures
We are making investments to support expansion in businesses and product lines where sales are profitably growing, maintenance, efficiency improvements, and system enhancements. We expect capital expenditures of $100 million to $115 million in 2026, with $24 million spent during the three months ended March 31, 2026. For the periods covered, our employee incentive plans emphasized returns on capital, including capital expenditures and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists. Pursuant to the terms of the Somnigroup Merger Agreement, the Company may not make capital expenditures in excess of $150 million in the aggregate in any calendar year, unless consented to by Somnigroup, in writing, and such consent cannot be unreasonably withheld.
Dividends
In the first quarter of 2026, we declared a quarterly dividend of $.05 per share, consistent with the quarterly dividend declared in the first quarter of 2025. We paid $7 million in each of the first quarters of 2026 and 2025 for the quarterly dividend declared in the fourth quarter of each prior year. Pursuant to the terms of the Somnigroup Merger Agreement, the Company may continue the dividend of $.05 per share per calendar quarter and may increase the dividend by up to $.01 per share per calendar year, unless consented to by Somnigroup, in writing, and such consent cannot be unreasonably withheld.
Share Repurchases
During the first quarter of 2026, we repurchased .3 million shares of our stock (at an average purchase price of $11.67) and issued 1.2 million shares through employee benefit plans.
We have been authorized by the Board to repurchase up to 10 million shares each calendar year, but we have established no specific repurchase commitment or timetable. Pursuant to the terms of the Somnigroup Merger Agreement, the Company may not purchase any of its shares of common stock, except with respect to (a) the satisfaction of exercise price or the tax withholding obligations in connection with the vesting, exercise and/or settlement of Company equity awards or (b) upon the forfeiture of outstanding Company equity awards pursuant to their terms upon the termination of the employment of the holder thereof or otherwise, in each case, unless consented to by Somnigroup, in writing, and such consent cannot be unreasonably withheld.
Acquisitions
We seek acquisitions that add capabilities in our businesses. We expect all acquisitions to have a clear strategic rationale, a sustainable competitive advantage, a strong fit with the Company, and be in attractive and growing markets. We did not acquire any businesses in the first three months of 2026. For the full year 2026, we currently expect acquisition activity to be minimal. Pursuant to the terms of the Somnigroup Merger Agreement, the Company may not make any acquisitions with consideration of $10 million or more individually or with aggregate consideration of $25 million (across all such acquisitions), unless consented to by Somnigroup, in writing, and such consent cannot be unreasonably withheld.
Short-Term and Long-Term Cash Requirements
In addition to the expected uses of cash discussed above, we have various material short-term (12 months or less) and long-term (more than 12 months) cash requirements. There have been no material changes in the first quarter of 2026 to our short-term or long-term cash requirements as previously reported in our cash requirements table on page 56 of our Form 10-K filed February 26, 2026. We expect to have adequate liquidity to meet our short-term and long-term cash requirements.

Capitalization
Capitalization Table
This table presents key debt and capitalization statistics for the periods presented:

(Dollar amounts in millions)	March 31, 2026	December 31, 2025
Total debt excluding credit facility/commercial paper	$1,498.2	$1,497.7
Less: Current maturities of long-term debt and short-term debt	1.6	1.5
Scheduled maturities of long-term debt	1,496.6	1,496.2
Average interest rates [1]	3.8%	3.8%
Average maturities in years [1]	10.1	10.4
Average interest rate during the period (2026-three months; 2025-twelve months)	4.1%	5.0%
Total long-term debt	1,496.6	1,496.2
Deferred income taxes and other liabilities	234.1	242.6
Total equity	1,039.7	1,022.6
Total capitalization	$2,770.4	$2,761.4
Unused committed credit: [2]
Long-term	$1,000.0	$1,000.0
Short-term	—	—
Total unused committed credit	$1,000.0	$1,000.0

Cash and cash equivalents	$510.5	$587.4

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year-end 2025 and at the end of the first quarter of 2026, had a total authorized program amount of $1.0 billion. However, our borrowing capacity is limited by covenants to our credit facility and restrictions in the Somnigroup Merger Agreement. Reference is made to the discussion under Commercial Paper Program below and Credit Facility on page 36 for more details about our borrowing capacity at March 31, 2026.

Commercial Paper Program
Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	March 31, 2026	December 31, 2025
Total authorized program	$1,000.0	$1,000.0
Commercial paper outstanding (classified as long-term debt)	—	—
Letters of credit issued under the credit agreement	—	—
Amount limited by restrictive covenants of credit facility [1]	398.2	291.0
Total program available [2]	$601.8	$709.0

[1]
Our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Credit Facility on page 36 for more details about our borrowing capacity at March 31, 2026.

[2]	Pursuant to the terms of the Somnigroup Merger Agreement, the Company may not incur indebtedness for borrowed money under the credit facility or the commercial paper program, in the aggregate, in excess of $150 million unless consented to by Somnigroup, in writing, and such consent cannot be unreasonably withheld.

The average and maximum amounts of commercial paper outstanding during the first quarter of 2026 were $10 million and $44 million, respectively. At quarter end, we had no letters of credit outstanding under the credit facility, but we had issued $93 million of stand-by letters of credit under other bank agreements to take advantage of better pricing.
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
The Company has multiple credit rating agencies that provide ratings of our short- and long-term debt. In the past, rating downgrades have resulted in, and could continue to result in, higher interest rates. Lower credit ratings could adversely affect our sources of borrowing and our financial arrangements, including access to the capital markets, commercial paper market, our lending agreements, and supply chain financing arrangements. As a result of the announcement of the Somnigroup Merger Agreement, independent rating agencies have placed us under a negative credit watch, which could lead to a downgrade and affect our ability to borrow in the commercial paper market. If we are unable to meet our short-term borrowing needs in the commercial paper market, we may rely more heavily on bank debt to fund short-term working capital needs at higher interest costs.
Credit Facility
Our multi-currency credit facility matures in July 2030. It provides us the ability, from time to time, subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.0 billion. At March 31, 2026, we were in compliance with all of our debt covenants. Capitalized terms used in this section but not defined herein have the meanings set forth in the Credit Agreement.
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
For more information about long-term debt, please see Note J on page 101 of the Notes to Consolidated Financial Statements in our Form 10-K filed February 26, 2026.
Our credit facility serves as back-up for our commercial paper program. At March 31, 2026, we had no commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month Consolidated EBITDA, Unrestricted Cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month Consolidated EBITDA, Unrestricted Cash, leverage ratio covenant of 3.50 to 1.00, and debt levels at March 31, 2026, our borrowing capacity under the credit facility was $602 million. However, this may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our Consolidated EBITDA, Unrestricted Cash, and debt levels. Pursuant to the terms of the Somnigroup Merger Agreement, the Company may not incur indebtedness for borrowed money under the credit facility or the commercial paper program, in the aggregate, in excess of $150 million unless consented to by Somnigroup, in writing, and such consent cannot be unreasonably withheld.
Long-Term Debt
Currently, we have $1.5 billion of senior notes outstanding in equal tranches maturing in 2027, 2029, and 2051. Given that we have no commercial paper borrowings at quarter end, we expect to realize lower interest expense for the remainder of 2026. For more details on long-term debt, please refer to Note J on page 101 of the Notes to Consolidated Financial Statements in our Form 10-K filed February 26, 2026.
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
Critical accounting estimates are those that are: (a) subject to uncertainty and change and (b) of material impact to our financial statements. There were no newly identified critical accounting policies or estimates in the first three months of 2026, and there have been no material changes to our critical accounting policies and estimates as previously disclosed beginning on page 59 in our Form 10-K filed February 26, 2026.
CONTINGENCIES
Litigation
Litigation Contingencies
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded an immaterial aggregate litigation contingency accrual at March 31, 2026 (which does not include accrued expenses related to employment, workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of accruals for litigation contingencies are estimated to be $15 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $15 million referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows. Also, we could be subject to future litigation of various types that could negatively impact our financial condition, results of operations, and cash flows.
For more information regarding our litigation contingencies, see Item 1 Legal Proceedings on page 42 and Note M Contingencies on page 19 of the Notes to Consolidated Condensed Financial Statements.
China Withholding Tax Matters
China recently intensified its review of tax compliance among foreign enterprises. We underwent reviews in 2023 and 2024 resulting in no material assessments, while in 2025 and early 2026, we have seen an increased number of these reviews initiated by various Chinese tax authorities. In 2026, we received three formal tax assessments for approximately $24 million, in the aggregate, each alleging failures to satisfy beneficial owner requirements for purposes of applying reduced dividend withholding tax rates. Although the outcome is uncertain, we believe we have valid defenses and have notified the Chinese tax authorities of our intent to rigorously contest each of the assessments through the administrative appeal process in China, and we have not recorded any income tax expense associated with these matters. While we believe we will be successful, we could incur additional income tax expense that could have a material negative effect on our results of operations or financial condition.
Climate Change
Transition Risks
Change in Laws, Regulations, and Policies. Climate change is commonly attributed to increased greenhouse gas (GHG) emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. At March 31, 2026, we had approximately 100 production facilities in 18 countries, primarily located in North America, Europe, and Asia. We also maintain a fleet of semi-trucks that emit GHG emissions. Certain transition risks, or risks related to the process of reducing our carbon footprint, could materially affect our business, capital expenditures, results of operations, financial condition, competitive position, and reputation. One transition risk is the change in laws, regulations, and policies that could impose significant operational and compliance burdens. Also, if our customers incur additional costs to comply with such laws, regulations, and policies, impacting their ability to operate at the same or similar levels, the demand for our products could be adversely affected. Inconsistent climate legislation in jurisdictions where we operate creates economic and regulatory uncertainty and could increase our costs if such laws, regulations, or policies impose significant operational restrictions and compliance requirements on us. Non-compliance with such laws, regulations, and policies could also negatively impact our reputation. To date, however, we have not experienced a material impact from these legislative and regulatory efforts.
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
Physical Climate Change Risks
Direct Physical Effects. The acute and chronic physical effects of severe weather-related events, natural disasters, and/or significant climate pattern changes could have an increasingly adverse impact on our business and customers. As mentioned above, at March 31, 2026, we had approximately 100 manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. We serve thousands of customers worldwide in over 70 countries.
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
Our baseline measurement informed our long-term GHG emissions reduction strategy, including setting GHG reduction goals and other key performance areas. Our GHG emissions reduction strategy will continue to evolve, but we have established GHG emissions reduction goals which can be found in Addendum 1 to our Sustainability Progress Report available at www.leggett.com/sustainability. Our ability to achieve any stated goal is subject to numerous factors and conditions, many of which are outside of our control, including but not limited to, evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, and the pace of changes in available materials and technology. Neither our Sustainability Progress Report, Addendum 1 to such report, nor the Leggett website, constitute part of this Quarterly Report on Form 10-Q.
Our key initiatives for 2026 include undertaking a Scope 3 emissions inventory and preparing for and complying with new reporting requirements. We have developed preliminary estimates of capital expenditures and operating costs that may be required to implement our GHG emissions reduction strategy. Based on our preliminary analysis, we do not expect that such capital expenditures or operating costs will be material to our financial condition or results of operations.
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
Although we have purchased broad form cyber insurance coverage and strive to provide a balanced level of cybersecurity protections, cybersecurity risk has increased due to growing sophistication of cybersecurity adversaries, as well as the increased frequency of cybersecurity attacks, including through the use of artificial intelligence or otherwise. As such, information technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure or alterations of confidential information and disruptions to the systems of our third-party suppliers and providers. We cannot be certain that the attacker’s capabilities will not compromise our cybersecurity defenses surrounding our information systems or bypass our detection capabilities, including those resulting from ransomware attached to our industrial control systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur material remediation costs and cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, material litigation costs, increases in insurance premiums, reputational damage, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value. We may also be required to devote significant management resources and expend significant additional resources to address problems created by any such interruption, damage, or failure.
NEW ACCOUNTING STANDARDS
The FASB has issued accounting guidance effective for current and future periods. See Note A Interim Presentation to the Consolidated Condensed Financial Statements on page 8 for a more complete discussion.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $205.0 million less than carrying value of $1,490.4 million at March 31, 2026 and approximately $175.0 million less than carrying value of $1,490.0 million at December 31, 2025. The fair value of fixed rate debt was based on quoted market prices in an active market. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and it can vary based on operating cycles and currency rate fluctuations. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $1,349.8 million at March 31, 2026 compared to $1,315.2 million at December 31, 2025.
Derivative Financial Instruments
We are subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, we utilize derivative instruments (individually or in combinations) to reduce or eliminate these risks. We seek to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is our policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note A Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 26, 2026 and Note K Derivative Financial Instruments beginning on page 18 of the Notes to Consolidated Condensed Financial Statements and is incorporated by reference into this section.
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

Item 4. Controls and Procedures.
EFFECTIVENESS OF COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES
An evaluation as of March 31, 2026 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of March 31, 2026, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN THE COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The information in Note M Contingencies on page 19 and Note N Income Taxes on page 20 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. Reference is made to Item 3. Legal Proceedings, Note O Income Taxes, and Note T Contingencies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 26, 2026.
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

CHINA WITHHOLDING TAX MATTERS
The Company’s Chinese subsidiaries received formal tax assessments from three local tax authorities in China (Zhaoqing, Jiaxing, and Wuxi) totaling approximately $24 million, in the aggregate, with each assessment relating to an alleged failure to satisfy beneficial owner requirements for purposes of applying reduced dividend withholding tax rates. The assessments assert that dividends paid by our Chinese subsidiaries to a non-Chinese parent within the Company’s organizational structure should have been subject to a 10% withholding tax rate rather than the 5% rate applied.
Zhaoqing Assessment. On January 26, 2026, our subsidiary, Hong Kong Veilon Limited, received an assessment from the Zhaoqing High-tech Industrial Development Zone Tax Bureau associated with dividends it received covering the 2021 through 2024 tax periods. The assessment includes tax and penalties totaling approximately $12 million. We plan to make this payment to preserve the Company’s appeal rights. The matter is expected to proceed through the administrative appeal process, and litigation may occur if administrative remedies are exhausted.
Jiaxing Assessment. On April 3, 2026, our subsidiary, Leggett & Platt Asia Limited, received an assessment from the Wangjiangjing Tax Office, Xiuzhou District Tax Bureau, Jiaxing City associated with dividends it received covering the 2021 through 2024 tax periods. The assessment includes tax and penalties totaling approximately $5 million. This assessment is currently under review. The Company has posted a guarantee and is preparing responses and evaluating next steps.
Wuxi Assessment. On April 8, 2026, our subsidiary, Leggett & Platt Asia Limited, received an assessment from the Wuxi Huishan District Tax Bureau – Luoshe Tax Branch associated with dividends it received covering the 2021 through 2025 tax periods. The assessment includes tax and penalties totaling approximately $7 million. This assessment is currently under review. The Company has posted a guarantee and is preparing responses and evaluating next steps.
Although the outcome is uncertain, we believe we have valid defenses and have notified the Chinese tax authorities of our intent to rigorously contest each of the assessments through the administrative appeal process in China, and we have not recorded any income tax expense associated with these matters. While we believe we will be successful, it is reasonably possible over the next 12 months we could incur additional income tax expense that could have a material negative effect on our results of operations or financial condition.
IEEPA DUTY REFUNDS
Information regarding potential International Emergency Economic Powers Act (IEEPA) duty refunds is provided in the “Major Factors That Impact Our Business: Tariffs Impacting Our Business” section in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 23 and is incorporated by reference into this section.
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

Item 1A. Risk Factors.
Our 2025 Annual Report on Form 10-K, filed on February 26, 2026, includes a detailed discussion of our risk factors in Item 1A. Risk Factors, which is incorporated herein by reference. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
Investing in our securities involves risk. Set forth below and elsewhere in this report are risk factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. We may amend or supplement these risk factors from time to time by other reports we file with the SEC.
SOMNIGROUP MERGER RISK FACTORS
The Company's shareholders cannot be sure of the value of the consideration they will receive in the Somnigroup Merger, if completed, because the exchange ratio is fixed and the market price of Somnigroup common stock has fluctuated and will continue to fluctuate.
If the Somnigroup Merger is completed, each share of the Company's common stock outstanding immediately prior to the Somnigroup Merger will automatically be converted into the right to receive 0.1455 shares of Somnigroup common stock and, if applicable, cash in lieu of fractional shares (the Somnigroup Merger Consideration). Because the exchange ratio is fixed, the value of the Somnigroup Merger Consideration will depend on the market price of Somnigroup common stock at the time the Somnigroup Merger is completed. The value of Somnigroup common stock has fluctuated since the date of the announcement of the unsolicited offer made by Somnigroup to acquire the Company and will continue to fluctuate. Accordingly, the Company's shareholders will not know or be able to determine the market value of the Somnigroup Merger Consideration they would receive upon completion of the Somnigroup Merger. Share price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Somnigroup’s and the Company's respective businesses, operations and prospects, market assessments of the likelihood that the Somnigroup Merger will be completed and the timing of the Somnigroup Merger and regulatory considerations. Many of these factors are beyond the Company's control.
Completion of the Somnigroup Merger is subject to certain conditions, including approval of our shareholders and certain governmental and regulatory approvals, and if these conditions are not satisfied or waived, the Somnigroup Merger will not be completed.
The completion of the Somnigroup Merger is subject to satisfaction or waiver of certain customary closing conditions, including (i) the adoption of the Somnigroup Merger Agreement by the Company's shareholders, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), and the receipt of any consents, authorizations, approvals, orders, filings and declarations relating to the Somnigroup Merger pursuant to certain specified competition laws in the U.S. or foreign jurisdictions, (iii) the absence of any injunction or other order issued by a court of competent jurisdiction or applicable law or legal prohibition prohibiting or making illegal the consummation of the Somnigroup Merger, (iv) the effectiveness of the Registration Statement on Form S-4 to be filed by Somnigroup pursuant to which the shares of Somnigroup common stock to be issued in connection with the Somnigroup Merger will be registered with the SEC, and the absence of any stop order suspending such effectiveness or proceeding for the purpose of suspending such effectiveness being pending before or threatened by the SEC, and (v) approval for listing on the NYSE of the shares of Somnigroup common stock to be issued in connection with the Somnigroup Merger. The obligation of each party to consummate the Somnigroup Merger is also conditioned upon (i) the other party having performed in all material respects its obligations under the Somnigroup Merger Agreement, (ii) the other party's representations and warranties in the Somnigroup Merger Agreement being true and correct (subject to certain materiality qualifiers) and (iii) the other party having not experienced a material adverse effect. There can be no assurance that the conditions to the closing of the Somnigroup Merger will be satisfied or waived or that the Somnigroup Merger will be completed.

Failure to complete the Somnigroup Merger could negatively impact the share price and the future business and financial results of the Company.
The Somnigroup Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Somnigroup Merger is not completed for any reason or any other condition not being satisfied or waived, the ongoing businesses of the Company may be adversely affected, and without realizing any of the benefits of having completed the Somnigroup Merger, the Company would be subject to a number of risks, including the following:
•the Company may experience negative reactions from the financial markets, including negative impacts on its stock price;
•the Company may experience negative reactions from its customers, regulators and employees;
•the Company will be required to pay certain costs relating to the Somnigroup Merger, whether or not the Somnigroup Merger is completed;
•the Somnigroup Merger Agreement places certain restrictions on the conduct of the Company's businesses prior to completion of the Somnigroup Merger, and such restrictions, the waiver of which are subject to the written consent of Somnigroup, and subject to certain exceptions and qualifications, may prevent the Company from taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Somnigroup Merger that the Company would have made, taken or pursued if these restrictions were not in place; and
•matters relating to the Somnigroup Merger (including integration planning) will require substantial commitments of time and resources by the Company's management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to the Company as an independent company.
The Somnigroup Merger Agreement does not allow the Company to solicit alternative acquisition proposals. In the event of a termination of the Somnigroup Merger Agreement under certain circumstances specified in such agreement, the Company may be required to pay a termination fee of $64 million to Somnigroup. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with the Company and could discourage a third party from making a competing acquisition proposal, including a proposal that would be more favorable to the Company’s shareholders than the Somnigroup Merger.
There can be no assurance that the risks described above will not materialize. If any of those risks materialize, they may materially and adversely affect the Company's businesses, financial condition, financial results, ratings, bond prices and/or share price.
The Company will be subject to various uncertainties while the Somnigroup Merger is pending that may cause disruption and may make it more difficult to maintain relationships with customers and other third-party business partners.
The Company’s efforts to complete the Somnigroup Merger could cause substantial disruptions in, and create uncertainty surrounding, its business, which may materially adversely affect its results of operation and its business. Uncertainty as to whether the Somnigroup Merger will be completed may affect the Company’s ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Somnigroup Merger is pending because employees may experience uncertainty about their roles following the Somnigroup Merger. As mentioned above, a substantial amount of our management’s and employees’ attention is being directed toward the completion of the Somnigroup Merger and thus is being diverted from our day-to-day operations. Uncertainty as to the Company’s future could materially adversely affect its business and its relationship with customers and potential customers, including the loss of business with Somnigroup. For example, customers, suppliers and other third parties may defer decisions concerning working with the Company, or seek to change existing business relationships with the Company. Changes to or termination of existing business relationships could adversely affect the Company’s revenue, earnings and financial condition, as well as the market price of Leggett & Platt common stock. The adverse effects of the pendency of the Somnigroup Merger could be exacerbated by any delays in completion of the Somnigroup Merger or termination of the Somnigroup Merger Agreement.

Potential litigation against the Company could result in substantial costs, prevention or delay of the completion of the Somnigroup Merger, and/or a judgment resulting in the payment of damages.
The Company could be subject to litigation related to any failure to complete the Somnigroup Merger or related to any enforcement proceeding commenced against the Company to perform its obligations under the Somnigroup Merger Agreement. If the Somnigroup Merger is not completed, these risks may materialize and may adversely affect the Company's businesses, financial condition, financial results, ratings, share prices and/or bond prices.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Shareholders of the Company may file lawsuits against Somnigroup, the Company and/or the directors and officers of either company in connection with the Somnigroup Merger, which may result in payment of damages. These lawsuits could prevent or delay the completion of the Somnigroup Merger and result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits.
The Company has incurred and will continue to incur significant transaction and merger-related costs in connection with the Somnigroup Merger.
The Company has incurred and expects to continue to incur a number of non-recurring costs associated with the Somnigroup Merger. The significant non-recurring costs associated with the Somnigroup Merger include, among others, fees and expenses of financial advisors and other advisors and representatives, certain employment-related costs relating to employees of the Company and filing fees due in connection with filings required under the HSR Act. Some of these costs have already been incurred or may be incurred regardless of whether the Somnigroup Merger is completed, including a portion of the fees and expenses of financial advisors and other advisors and representatives.
GEOPOLITICAL RISK FACTORS
The conflict involving the United States, Israel, and Iran and related geopolitical instability has affected, and may continue to adversely affect, our business.
A military conflict involving the United States, Israel, and Iran commenced in February 2026, which has led to disruptions in shipping through the Strait of Hormuz. The conflict and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks (including via artificial intelligence or otherwise), or other governmental or market responses, has led and could continue to lead to, significant disruptions to global energy supplies, increases in global energy prices, heightened inflationary pressures, and adverse impacts on global supply chains, energy markets, commodity prices, prices of inputs and raw materials, gasoline prices, shipping rates, currency exchange rates, financial markets and overall macroeconomic conditions. Although not material, in April 2026, the Iranian government seized a commercial vessel transporting containers of goods purchased by one of our subsidiaries. Furthermore, Iranian strikes on two energy fields in Qatar that supply a meaningful percentage of the world supply of helium have resulted in a global shortage of this gas that is essential to the semiconductor manufacturing process. We continue to monitor the potential impact this conflict could have on the availability of semiconductors and on our Automotive Group. In addition, the conflict has placed, and may continue to place, further pressure on the availability and pricing of petroleum‑based products and chemicals, including chemicals used in foam production in our Bedding Products segment and petroleum-based products sold by our Furniture, Flooring & Textile Products segment. If we are unable to pass through additional costs created by this conflict, it could result in materially lower margins, lost sales, and an overall adverse effect on our results of operations.
The conflict has contributed, and may continue to contribute, to broader inflationary pressures and increased energy costs for consumers, which has affected and may continue to adversely affect customer spending patterns and demand for products in the markets we serve. Heightened geopolitical uncertainty, reduced consumer confidence, inflationary pressures on consumer goods, or sustained increases in gasoline and other energy‑linked costs, have adversely impacted and could continue to adversely affect demand for our products and negatively impact our business, financial condition, and results of operations.

FINANCIAL RISK FACTORS
Our borrowing costs have been and may continue to be, and access to liquidity could be, impacted by lower credit ratings.
Independent rating agencies evaluate our credit profile and have assigned ratings for our debt, which are reevaluated from time to time. In the past, rating downgrades have resulted in, and could continue to result in, higher interest rates. Lower credit ratings could adversely affect our sources of borrowing and our financial arrangements, including access to the capital markets, commercial paper market, our lending agreements, and supply chain financing arrangements. As a result of the announcement of the Somnigroup Merger Agreement, independent rating agencies have placed us under a negative credit watch, which could lead to a downgrade and affect our ability to borrow in the commercial paper market. If our ability to access and raise debt in the capital markets or meet our short-term borrowing needs in the commercial paper market is limited, we may be required to borrow under our credit facility to fund our liquidity needs. Lower credit ratings have resulted in, and could continue to result in, increased borrowing costs.
Our goodwill and other long-lived assets have been, and could be, subject to impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which would be reduced if we determine that those assets are impaired. At March 31, 2026, goodwill and other intangible assets represented $835 million, or 24% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and other noncurrent assets totaled $937 million, or 27% of total assets.
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
The annual goodwill impairment testing in the second quarter of 2025 indicated no impairments. As of June 30, 2025, the fair values of all reporting units exceeded their respective carrying amounts by less than 100%. Bedding, Home Furniture, and Work Furniture reporting units had fair values that exceeded their respective carrying amounts by less than 50%.

Conducting impairment tests involves considerable judgment when establishing assumptions regarding future operating performance, business trends, and market and economic performance, including future sales, operating margins, growth rates, and discount rates. If actual results differ from these assumptions, if general economic conditions worsen, or if our stock price experiences a sustained decline, we could be required to record future impairment charges. Any such non‑cash charges could have a material adverse effect on our results of operations.
If we do not comply with the restrictive covenants in our credit facility, we may not be able to borrow in the commercial paper market or under our credit facility and our outstanding debt instruments may default, all of which would adversely impact our liquidity.
Our multi-currency credit facility matures in July 2030. It provides us the ability, from time to time, subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.0 billion. At March 31, 2026, we were in compliance with all of our debt covenants. Capitalized terms used in this section but not defined herein have the meanings set forth in the Credit Agreement.
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
At March 31, 2026, we had no commercial paper outstanding and had no borrowing under the credit facility. Based on our trailing 12-month Consolidated EBITDA, Unrestricted Cash, debt levels, and a leverage ratio covenant of 3.50 to 1.00 at March 31, 2026, our borrowing capacity under the credit facility was $602 million. This may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our trailing 12-month Consolidated EBITDA, Unrestricted Cash, debt levels at the time, and leverage ratio requirements. As these factors change, our borrowing capacity may increase or decrease. Notwithstanding the foregoing borrowing capacity under the credit facility, pursuant to the terms of the Somnigroup Merger Agreement, the Company may not incur indebtedness for borrowed money under the credit facility or the commercial paper program, in the aggregate, in excess of $150 million, unless consented to by Somnigroup, in writing, and such consent cannot be unreasonably withheld.
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
On February 10, 2026, the ITC made affirmative determinations in its expedited sunset reviews of the antidumping and countervailing duty orders on imports of steel wire rod from Brazil, Indonesia, Mexico, Moldova, and Trinidad & Tobago. Consequently, the antidumping and countervailing duties on steel wire rod imports from these countries, which range from less than 1% to 369%, will be extended for another five years until approximately March 2031. Also, through August 2030, imports of steel wire rod from China are covered by antidumping and countervailing duties ranging from 106% to 193%. Additionally, through August 2028, antidumping and countervailing duty orders are in place on steel wire rod from Belarus, Italy, Korea, Russia, South Africa, Spain, Turkey, Ukraine, United Arab Emirates, and the United Kingdom ranging from less than 1% to 757%.

If any of these duties are overturned on appeal, allowed to expire, or circumvented through transshipment or other means, and dumping or subsidization resumes, our competitive position and financial results could be materially and adversely affected. For more information on antidumping and/or countervailing duties regarding innersprings, steel wire rod and mattresses, please refer to the Competition section on page 26 in the Management's Discussion and Analysis of Financial Conditions and Results of Operations of this Form 10-Q, and Item 1 Legal Proceedings on page 42 of this Form 10-Q.
REGULATORY RISK FACTORS
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
We are subject to reviews and/or audits by taxing authorities in the countries where we operate and are currently in various stages of examination in several jurisdictions. China recently intensified its review of tax compliance among foreign enterprises. We underwent reviews in 2023 and 2024 resulting in no material assessments, while in 2025 and early 2026, we have seen an increased number of these reviews initiated by various Chinese tax authorities. In 2026, we received three formal tax assessments for approximately $24 million, in the aggregate, each alleging failures to satisfy beneficial owner requirements for purposes of applying reduced dividend withholding tax rates.
Although the outcome is uncertain, we believe we have valid defenses and have notified the Chinese tax authorities of our intent to rigorously contest each of the assessments through the administrative appeal process in China, and we have not recorded any income tax expense associated with these matters. We have established liabilities for other matters we believe are appropriate, with such amounts representing what we believe is a reasonable provision for taxes that we ultimately might be required to pay. However, our exposure could increase over time as more information becomes known relative to the resolution of these reviews, audits, and assessments, as governmental tax positions may be sustained, or we may agree to certain tax adjustments. We could incur additional tax expense if we have adjustments higher than the liabilities recorded that could have a material negative effect on our results of operations or financial condition.
LEGAL RISK FACTORS
We are exposed to legal contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending legal proceedings, we have recorded an immaterial aggregate legal contingency accrual at March 31, 2026. Based on current known facts and circumstances, aggregate reasonably possible (but not probable, and therefore not accrued) losses in excess of the recorded accruals for legal contingencies are estimated to be $15 million. If our assumptions or analyses regarding any of our contingencies are incorrect, if facts and circumstances change, or if future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $15 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see Item 1 Legal Proceedings on page 42 and Note M Contingencies on page 19 of the Notes to Consolidated Condensed Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
January 2026	—	$—	—	10,000,000
February 2026	—	$—	—	10,000,000
March 2026	—	$—	—	10,000,000
Total	—	$—	—

1    This column does not include shares withheld for taxes on stock unit conversions, as well as forfeitures of stock units, all of which totaled 291,096 shares in the first quarter of 2026. The average price paid per share for these shares was $11.67.
2    On August 7, 2024, the Board authorized the Company to repurchase up to 10 million shares each calendar year. This standing authorization was first announced on Form 10-Q for the quarter ended June 30, 2024, filed August 7, 2024, and will remain in force until repealed by the Board of Directors. However, pursuant to the terms of the Somnigroup Merger Agreement, unless consented to by Somnigroup, in writing, which consent cannot be unreasonably withheld, the Company may not purchase any of its shares of common stock, except with respect to (a) the satisfaction of exercise price or the tax withholding obligations in connection with the vesting, exercise and/or settlement of Company equity awards or (b) upon the forfeiture of outstanding Company equity awards pursuant to their terms upon the termination of the employment of the holder thereof or otherwise.
Pursuant to the terms of the Somnigroup Merger Agreement, the Company may continue its current quarterly cash dividend of $.05 per share but may only increase the dividend by up to $.01 per share per calendar year.
Item 5. Other Information.
DIRECTOR AND OFFICER TRADING ARRANGEMENTS
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.
        EXHIBIT INDEX

Exhibit No.	Description
2.1****
Agreement and Plan of Merger by and among Somnigroup International Inc., Sparrow Unity Corporation and Leggett & Platt, Incorporated dated as of April 13, 2026, filed April 13, 2026 as Exhibit 2.1 to the Company's Form 8-K, is incorporated herein by reference.

2.2****
Share Purchase Agreement by and between Leggett & Platt, Incorporated, Flow Intermediate II, LLC and Flow UK Holdco, Limited dated April 2, 2025, filed April 2, 2025 as Exhibit 2.1 to the Company's Form 8-K, is incorporated herein by reference.

2.3****
First Amendment to Share Purchase Agreement by and between Leggett & Platt, Incorporated, Flow UK Holdco, Limited, Flow Intermediate II, LLC and Flow France Holdings SAS dated August 29, 2025, filed October 31, 2025 as Exhibit 2.2 to the Company's Form 10-Q, is incorporated herein by reference.

3.1
Restated Articles of Incorporation of the Company as of May 13, 1987, with Amendments dated May 12, 1993 and May 20, 1999; filed November 7, 2024 as Exhibit 3.1.1 to the Company's Form 10-Q, is incorporated herein by reference.

3.2	Bylaws of the Company, as amended through November 5, 2024, filed November 7, 2024 as Exhibit 3.2.2 to the Company's Form 10-Q, is incorporated herein by reference.
10.1	Summary Sheet of Executive Cash Compensation, filed February 24, 2026 as Exhibit 10.1 to the Company's Form 8-K, is incorporated herein by reference.
10.2	2026 Award Formula under the Company's Key Officers Incentive Plan, filed February 24, 2026 as Exhibit 10.2 to the Company's Form 8-K, is incorporated herein by reference.
10.3
2026 Form of Performance Stock Unit Award Agreement pursuant to the Company's Flexible Stock Plan, filed February 24, 2026 as Exhibit 10.4 to the Company's Form 8-K, is incorporated herein by reference.

31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2026
31.2*	Certification of Benjamin M. Burns, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2026
32.1**	Certification of Karl G. Glassman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2026
32.2**	Certification of Benjamin M. Burns, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2026
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*,***	Inline XBRL Taxonomy Extension Schema
101.CAL*,***	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*,***	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*,***	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*,***	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes filed herewith.
**	Denotes furnished herewith.
***
Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets at March 31, 2026 and December 31, 2025; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2026 and March 31, 2025; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and March 31, 2025; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2026 and March 31, 2025; (v) Consolidated Condensed Statements of Changes in Equity for the three months ended March 31, 2026 and March 31, 2025; and (vi) Notes to Consolidated Condensed Financial Statements.

****
Pursuant to Item 601(a)(5) of Regulation S-K, schedules (and similar attachments) to the Agreement and Plan of Merger or Share Purchase Agreement, as applicable, have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in the exhibit. Leggett & Platt agrees to furnish, supplementally, a copy of any omitted schedule to the SEC or its staff upon request. The assertions embodied in the representations and warranties made in the Agreement and Plan of Merger or Share Purchase Agreement, as applicable, are solely for the benefit of the parties thereto, and are qualified by information in confidential disclosure schedules exchanged in connection with signing the Agreement and Plan of Merger or Share Purchase Agreement, as applicable. While Leggett & Platt does not believe the schedules contain information required to be publicly disclosed, the schedules contain information that modifies, qualifies, and creates exceptions to the representations and warranties in the Agreement and Plan of Merger or Share Purchase Agreement, as applicable. You are not a third-party beneficiary to the Agreement and Plan of Merger or Share Purchase Agreement, as applicable, and should not rely on the representations and warranties as characterizations of the actual state of facts, since (i) they are modified in part by the disclosure schedules, (ii) they may have changed since the date of the Agreement and Plan of Merger or Share Purchase Agreement, as applicable, (iii) they may represent risk allocation in the particular transaction, and (iv) they may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes. The Agreement and Plan of Merger and Share Purchase Agreement have been included to provide you with information regarding their respective terms. They are not intended to provide any other factual information about Leggett & Platt. Information about Leggett & Platt can be found in this quarterly report on Form 10-Q, and in other public filings it makes with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 7, 2026	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman President and Chief Executive Officer

DATE: May 7, 2026	By:	/s/ BENJAMIN M. BURNS
Benjamin M. Burns Executive Vice President and Chief Financial Officer