Form 10-Q
period 2026-06-30
LEGGETT & PLATT INC
filed 2026-08-06
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of July 30, 2026: 136,588,995

LEGGETT & PLATT, INCORPORATED—10-Q
FOR THE PERIOD ENDED JUNE 30, 2026

Forward-Looking Statements
This report may contain “forward-looking” statements including, but not limited to: the anticipated timing for closing of the Somnigroup Merger (as defined below) pursuant to the Agreement and Plan of Merger, dated April 13, 2026 (as may be amended from time to time, the “Somnigroup Merger Agreement”) by and among Somnigroup International Inc., a Delaware corporation (Somnigroup), Sparrow Unity Corporation, a Missouri corporation and a direct, wholly-owned subsidiary of Somnigroup (Merger Sub) and Leggett & Platt, Incorporated (the Company or Leggett & Platt), including whether Company shareholder approval is obtained, whether government and regulatory approvals are obtained and whether the proposed transaction occurs at all; and, if it occurs, the impact of the proposed transaction on our business, headquarters, and the timing of any CEO transition; projections of our revenue, capital expenditures, product demand, capital structure, cash flows, interest costs, stock repurchases, tax impacts, effective tax rate, maintenance of commercial paper indebtedness, legal expense, acquisition or disposition activity, collectability of receivables, ability to issue debt, cybersecurity protections and costs, cash expenditures, uses of cash, our technological competitiveness, compiling a GHG emissions inventory, hedge accounting treatment, industry demand projections, growth of Chinese EV manufacturers and multinational OEM market share challenges, impact of accounts receivable and payable programs, access to liquidity and the commercial paper market, compliance with debt covenants, raw material and parts availability and pricing, supply chain disruptions, labor, raw material and part shortages, emissions reduction targets and costs, goodwill or other asset impairment; possible plans, goals, objectives, prospects, strategies, or trends concerning future operations; statements concerning future economic performance; items related to restructuring, such as estimates of the amounts, types, and timing of facility closures, restructuring-related costs (cash and non-cash) and impairment charges, sales attrition, proceeds from the sale of facilities, and EBIT benefit; and the underlying assumptions relating to forward-looking statements. These statements are identified by the context in which they appear or words such as “anticipate,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “may,” “plan,” or the like. All forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described herein.
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
Readers should review Item 1A. Risk Factors in our Form 10-K filed February 26, 2026 and in this Form 10-Q for a description of factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties, and developments which may cause actual events or results to differ materially from forward-looking statements. However, some of these risks and uncertainties include:
•the risks associated with the Somnigroup Merger Agreement pursuant to which, subject to the terms and conditions of the Somnigroup Merger Agreement, Merger Sub will merge with and into the Company (the Somnigroup Merger), with the Company surviving the Somnigroup Merger as a direct, wholly-owned subsidiary of Somnigroup, including (i) the Company's shareholders may be unable to determine the value of consideration to be received in the completed Somnigroup Merger because the exchange ratio is fixed and the market price of Somnigroup common stock will fluctuate; (ii) the completion of the Somnigroup Merger is subject to certain closing conditions that may not be satisfied or waived, including Company shareholder approval and certain governmental and regulatory approvals; (iii) an event, change or other circumstance could give rise to delays in completing the Somnigroup Merger or the termination of the Somnigroup Merger Agreement, (iv) the Company's business or employee relationships may be subject to disruption or change due to the Somnigroup Merger, including loss of business if the Somnigroup Merger is not completed; (v) management's time may be diverted from ongoing business operations and opportunities as a result of the Somnigroup Merger; (vi) failure to complete the Somnigroup Merger could negatively impact the share price and the future business and financial results of the Company; (vii) litigation against the Company could result in substantial costs, an injunction preventing the completion of the Somnigroup Merger and/or a judgment resulting in the payment of damages; (viii) the Company has incurred and will continue to incur significant transaction and merger-related costs in connection with the Somnigroup

Merger; and (ix) the possibility that the expected benefits of the Somnigroup Merger are not realized when expected or at all;
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
•inability to collect any remaining International Emergency Economic Powers Act (IEEPA) duty refunds from the U.S. Customs and Border Protection (CBP) resulting from previously paid IEEPA tariffs, and the potential repayments of such refunds to customers;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Balance Sheets
(Unaudited)

(Amounts in millions)	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$545.8	$587.4
Trade receivables, net	518.4	433.7
Other receivables, net	50.0	42.2
Inventories	638.3	622.6
Prepaid expenses and other current assets	78.8	57.7
Total current assets	1,831.3	1,743.6
Property, Plant and Equipment—at cost
Machinery and equipment	1,484.9	1,440.0
Buildings and other	701.1	752.4
Land	34.7	36.7
Total property, plant and equipment	2,220.7	2,229.1
Less accumulated depreciation	1,573.8	1,565.1
Net property, plant and equipment	646.9	664.0
Other Assets
Goodwill	745.1	751.4
Other intangibles, net	82.9	91.3
Operating lease right-of-use assets	130.9	137.9
Sundry	165.7	148.2
Total other assets	1,124.6	1,128.8
TOTAL ASSETS	$3,602.8	$3,536.4
LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long-term debt and short-term debt	$1.5	$1.5
Current portion of operating lease liabilities	48.5	51.5
Accounts payable	475.5	466.6
Accrued expenses	210.7	227.3
Other current liabilities	43.1	28.1
Total current liabilities	779.3	775.0
Long-term Liabilities
Long-term debt	1,496.8	1,496.2
Operating lease liabilities	100.3	106.7
Other long-term liabilities	88.2	83.0
Deferred income taxes	56.0	52.9
Total long-term liabilities	1,741.3	1,738.8
Commitments and Contingencies
Equity
Common stock	2.0	2.0
Additional contributed capital	530.1	550.3
Retained earnings	2,325.3	2,272.2
Accumulated other comprehensive loss	(17.7)	(9.0)
Treasury stock	(1,758.0)	(1,793.4)
Total Leggett & Platt, Inc. equity	1,081.7	1,022.1
Noncontrolling interest	.5	.5
Total equity	1,082.2	1,022.6
TOTAL LIABILITIES AND EQUITY	$3,602.8	$3,536.4
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions, except per share data)	2026	2025	2026	2025
Net trade sales	$1,917.9	$2,080.1	$999.7	$1,058.0
Cost of goods sold	1,544.0	1,697.5	796.5	865.4
Gross profit	373.9	382.6	203.2	192.6
Selling and administrative expenses	241.3	242.0	119.8	118.4
Amortization of intangibles	6.7	8.6	3.1	3.6
Net gain on disposal of assets and businesses	(21.0)	(21.4)	(11.6)	(19.3)
Somnigroup International Inc. merger costs (See Note A)	13.6	—	10.1	—
Other expense (income), net	8.7	.1	1.7	(.5)
Earnings before interest and income taxes	124.6	153.3	80.1	90.4
Interest expense	29.2	39.3	14.7	20.5
Interest income	4.9	2.8	3.0	1.8
Earnings before income taxes	100.3	116.8	68.4	71.7
Income taxes	33.2	33.7	21.3	19.2
Net earnings	67.1	83.1	47.1	52.5
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$67.1	$83.1	$47.1	$52.5

Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.48	$.60	$.34	$.38
Diluted	$.47	$.60	$.33	$.38

Weighted average shares outstanding
Basic	139.6	138.2	140.0	138.5
Diluted	141.3	139.1	141.6	139.6
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions)	2026	2025	2026	2025
Net earnings	$67.1	$83.1	$47.1	$52.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9.8)	81.9	(.3)	59.2
Cash flow hedges	1.4	1.2	.2	.6
Defined benefit pension plans	(.3)	(.2)	(.2)	(.2)
Other comprehensive income (loss), net of tax	(8.7)	82.9	(.3)	59.6
Comprehensive income (loss)	58.4	166.0	46.8	112.1
Add: comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$58.4	$166.0	$46.8	$112.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2026	2025
Operating Activities
Net earnings	$67.1	$83.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	49.3	52.0
Amortization of intangibles and supply agreements	7.4	9.3
Long-lived asset impairment	3.0	1.2
Increase in provision for losses on accounts receivable	2.9	1.8
Write-down of inventories	7.1	8.1
Net gain from disposal of assets and businesses	(21.0)	(21.4)
Deferred income tax benefit (expense)	5.5	(1.6)
Stock-based compensation	15.2	12.5
Other, net	(.3)	(6.4)
Changes in working capital, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(103.2)	(18.1)
Inventories	(25.5)	17.2
Other current assets	(7.9)	(1.7)
Accounts payable	1.6	(14.6)
Accrued expenses and other current liabilities	(11.5)	(30.6)
Net Cash (Used for) Provided by Operating Activities	(10.3)	90.8
Investing Activities
Additions to property, plant and equipment	(44.8)	(21.8)
Proceeds from disposal of Aerospace Products Group	4.2	—
Proceeds from disposals of assets and businesses	22.7	29.1
Other, net	(1.0)	3.0
Net Cash (Used for) Provided by Investing Activities	(18.9)	10.3
Financing Activities
Payments on long-term debt	—	(.1)
Change in commercial paper and short-term debt	1.4	(77.3)
Dividends paid	(13.6)	(13.5)
Purchases of common stock	(3.7)	(2.3)
Other, net	(.8)	(.6)
Net Cash Used for Financing Activities	(16.7)	(93.8)
Effect of Exchange Rate Changes on Cash	4.3	11.3
(Decrease) Increase in Cash and Cash Equivalents	(41.6)	18.6
Cash and Cash Equivalents—January 1,	587.4	350.2
Cash and Cash Equivalents—June 30,	$545.8	$368.8
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
Consolidated Condensed Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30, 2026
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
(Amounts in millions)
Beginning balance, April 1, 2026	$535.0	$2,285.2	$(17.4)	$(1,763.6)	$.5	$1,039.7
Net earnings	—	47.1	—	—	—	47.1
Dividends declared (See Note D)	.2	(7.0)	—	—	—	(6.8)
Treasury stock purchased	—	—	—	(.3)	—	(.3)
Treasury stock issued	(5.1)	—	—	5.9	—	.8
Other comprehensive income (loss), net of tax (See Note K)	—	—	(.3)	—	—	(.3)
Stock-based compensation transactions, net of tax	2.0	—	—	—	—	2.0
Ending balance, June 30, 2026	$532.1	$2,325.3	$(17.7)	$(1,758.0)	$.5	$1,082.2

	Three Months Ended June 30, 2025
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
(Amounts in millions)
Beginning balance, April 1, 2025	$557.4	$2,088.2	$(92.5)	$(1,806.3)	$.8	$747.6
Net earnings	—	52.5	—	—	—	52.5
Dividends declared (See Note D)	.1	(6.9)	—	—	—	(6.8)
Treasury stock purchased	—	—	—	(.3)	—	(.3)
Treasury stock issued	(5.8)	—	—	6.7	—	.9
Other comprehensive income (loss), net of tax (See Note K)	—	—	59.6	—	—	59.6
Stock-based compensation transactions, net of tax	2.3	—	—	—	—	2.3
Ending balance, June 30, 2025	$554.0	$2,133.8	$(32.9)	$(1,799.9)	$.8	$855.8

	Six Months Ended June 30, 2026
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
(Amounts in millions)
Beginning balance, January 1, 2026	$552.3	$2,272.2	$(9.0)	$(1,793.4)	$.5	$1,022.6
Net earnings	—	67.1	—	—	—	67.1
Dividends declared (Note D)	.4	(14.0)	—	—	—	(13.6)
Treasury stock purchased	—	—	—	(3.7)	—	(3.7)
Treasury stock issued	(36.6)	—	—	39.1	—	2.5
Other comprehensive income (loss), net of tax (Note K)	—	—	(8.7)		—	(8.7)
Stock-based compensation transactions, net of tax	16.0	—	—	—	—	16.0
Ending balance, June 30, 2026	$532.1	$2,325.3	$(17.7)	$(1,758.0)	$.5	$1,082.2

	Six Months Ended June 30, 2025
	Common Stock & Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
(Amounts in millions)
Beginning balance, January 1, 2025	$570.7	$2,064.5	$(115.8)	$(1,830.0)	$.8	$690.2
Net earnings	—	83.1	—	—	—	83.1
Dividends declared (Note D)	.3	(13.8)	—	—	—	(13.5)
Treasury stock purchased	—	—	—	(2.3)	—	(2.3)
Treasury stock issued	(30.3)	—	—	32.4	—	2.1
Other comprehensive income (loss), net of tax (Note K)	—	—	82.9	—	—	82.9
Stock-based compensation transactions, net of tax	13.3	—	—	—	—	13.3
Ending balance, June 30, 2025	$554.0	$2,133.8	$(32.9)	$(1,799.9)	$.8	$855.8
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
Somnigroup Merger
On April 13, 2026, Leggett & Platt and Somnigroup International Inc. (Somnigroup) announced that the companies have signed the Somnigroup Merger Agreement pursuant to which, subject to the terms and conditions of the Somnigroup Merger Agreement, Sparrow Unity Corporation, a Missouri corporation and a direct, wholly-owned subsidiary of Somnigroup, will merge with and into Leggett & Platt (the Somnigroup Merger), with Leggett & Platt surviving the Somnigroup Merger as a direct, wholly-owned subsidiary of Somnigroup. The Somnigroup Merger is an all-stock transaction. Under the terms of the Somnigroup Merger Agreement, Leggett & Platt shareholders will receive 0.1455 shares of common stock, par value $.01 per share, of Somnigroup in exchange for each share of common stock, par value $.01 per share, of Leggett & Platt they own. Upon completion of the Somnigroup Merger, Leggett & Platt’s shareholders are expected to own approximately 8.6% of the combined company, based on the number of shares of Leggett & Platt common stock and Somnigroup common stock outstanding as of the record date of the special meeting. The Somnigroup Merger Agreement has been unanimously approved by each of the Board of Directors of Somnigroup and Leggett & Platt.
We anticipate the transaction to close upon satisfaction of customary closing conditions, including approval by Leggett & Platt’s shareholders and receipt of certain governmental and regulatory approvals. A special meeting of the Leggett & Platt shareholders has been scheduled for August 20, 2026 to vote on the Somnigroup Merger and related proposals. The transaction does not require Somnigroup shareholder approval. On June 3, 2026, the required 30-day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired.
As of June 30, 2026, we have incurred $17.0 of costs associated with this activity, of which $13.6 was incurred in the first six months of 2026.
Accounts Receivable and Accounts Payable Programs
We participate in trade receivables sales programs in combination with third-party banking institutions and certain customers. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. Approximately $45.0 of trade receivables were sold and removed from our balance sheets at both June 30, 2026 and December 31, 2025.
We utilize third-party programs that allow our suppliers to be paid earlier at a discount. While we continue to make payments based on our customary terms, a supplier can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
payment terms pursuant to the programs. The accounts payable settled through the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $115.0 at both June 30, 2026 and December 31, 2025.
Reclassifications
Certain reclassifications have been made to prior year's information in the Consolidated Condensed Statements of Operations to conform to the 2026 presentation.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Bedding Products
Bedding Group	$751.8	$782.1	$386.9	$391.4

Specialized Products
Automotive Group	392.8	399.9	198.6	202.7
Aerospace Products Group (Note N)	—	103.6	—	50.6
Hydraulic Cylinders Group	98.3	100.7	48.4	50.8
	491.1	604.2	247.0	304.1
Furniture, Flooring & Textile Products
Home Furniture Group	116.3	128.0	57.9	61.2
Work Furniture Group	138.5	141.0	69.7	72.1
Flooring & Textile Products Group	420.2	424.8	238.2	229.2
	675.0	693.8	365.8	362.5
	$1,917.9	$2,080.1	$999.7	$1,058.0
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
•Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute engineered hydraulic cylinders used in the material handling and heavy construction industries. On August 29, 2025, we divested our Aerospace Products Group, as discussed in Note N to the Consolidated Condensed Financial Statements on page 23.
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
A summary of segment results for the periods presented is as follows:

	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products	Total
Three Months Ended June 30, 2026
Trade sales [1]	$386.9	$247.0	$365.8	$999.7
Inter-segment sales	5.6	.9	1.1	7.6
Total segment sales	392.5	247.9	366.9	1,007.3
Less:
Depreciation and amortization	13.4	8.5	3.7	25.6
Nonoperating assets depreciation and amortization [2]	1.1	.7	1.1	2.9
Total depreciation and amortization	14.5	9.2	4.8	28.5
Restructuring, restructuring-related, and impairment charges (Note E)	6.0	3.3	1.0	10.3
Gain on sale of real estate	(11.5)	—	—	(11.5)
Other segment items [3]	341.4	216.2	332.2	889.8
Segment EBIT	$42.1	$19.2	$28.9	90.2
Intersegment eliminations and other [4]				(10.1)
Interest expense net of interest income				(11.7)
Earnings before income taxes				$68.4

	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products	Total
Three Months Ended June 30, 2025
Trade sales [1]	$391.4	$304.1	$362.5	$1,058.0
Inter-segment sales	5.2	.1	1.4	6.7
Total segment sales	396.6	304.2	363.9	1,064.7
Less:
Depreciation and amortization	13.3	8.2	4.6	26.1
Nonoperating assets depreciation and amortization [2]	1.3	1.1	1.2	3.6
Total depreciation and amortization	14.6	9.3	5.8	29.7
Restructuring, restructuring-related, and impairment charges (Note E)	2.1	.6	.9	3.6
Gain on sale of real estate	(16.7)	(1.7)	—	(18.4)
Other segment items [3]	369.4	257.3	332.8	959.5
Segment EBIT	$27.2	$38.7	$24.4	90.3
Intersegment eliminations and other				.1
Interest expense net of interest income				(18.7)
Earnings before income taxes				$71.7

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)

	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products	Total
Six Months Ended June 30, 2026
Trade sales [1]	$751.8	$491.1	$675.0	$1,917.9
Inter-segment sales	11.4	2.2	2.9	16.5
Total segment sales	763.2	493.3	677.9	1,934.4
Less:
Depreciation and amortization	25.8	16.6	8.0	50.4
Nonoperating assets depreciation and amortization [2]	2.5	1.6	2.2	6.3
Total depreciation and amortization	28.3	18.2	10.2	56.7
Restructuring, restructuring-related, and impairment charges (Note E)	10.7	3.3	1.2	15.2
Gain on sale of real estate	(21.0)	—	—	(21.0)
Other segment items [3]	677.4	434.9	633.2	1,745.5
Segment EBIT	$67.8	$36.9	$33.3	138.0
Intersegment eliminations and other [4]				(13.4)
Interest expense net of interest income				(24.3)
Earnings before income taxes				$100.3

	Bedding Products	Specialized Products	Furniture, Flooring & Textile Products	Total
Six Months Ended June 30, 2025
Trade sales [1]	$782.1	$604.2	$693.8	$2,080.1
Inter-segment sales	10.4	.3	3.7	14.4
Total segment sales	792.5	604.5	697.5	2,094.5
Less:
Depreciation and amortization	26.3	18.6	9.5	54.4
Nonoperating assets depreciation and amortization [2]	2.6	2.0	2.3	6.9
Total depreciation and amortization	28.9	20.6	11.8	61.3
Restructuring, restructuring-related, and impairment charges (Note E)	5.5	4.0	1.0	10.5
Gain on sale of real estate	(16.7)	(1.7)	(3.2)	(21.6)
Other segment items [3]	738.0	514.5	638.7	1,891.2
Segment EBIT	$36.8	$67.1	$49.2	153.1
Intersegment eliminations and other				.2
Interest expense net of interest income				(36.5)
Earnings before income taxes				$116.8
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
4 Intersegment eliminations and other included $10.1 and $13.6 for the three and six months ended June 30, 2026, respectively, for Somnigroup International Inc. merger costs (see Note A).

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

Average Assets by Segment	June 30, 2026	December 31, 2025
Bedding Products	$581.5	$635.5
Specialized Products	289.2	363.0
Furniture, Flooring & Textile Products	327.1	331.1
Average current liabilities included in segment numbers above	592.6	650.0
Unallocated assets and other [1]	1,798.7	1,807.3
Difference between average assets and period-end balance sheet	13.7	(250.5)
Total assets	$3,602.8	$3,536.4
1 Unallocated assets and other consist primarily of goodwill, other intangibles, cash, and net operating leases.
D—Earnings Per Share (EPS)
Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Net earnings
Net earnings	$67.1	$83.1	$47.1	$52.5
Earnings attributable to noncontrolling interest, net of tax	—	—	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$67.1	$83.1	$47.1	$52.5

Weighted average number of shares (in millions)
Weighted average number of common shares used in basic EPS	139.6	138.2	140.0	138.5
Dilutive effect of stock-based compensation	1.7	.9	1.6	1.1
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	141.3	139.1	141.6	139.6

Basic and diluted EPS
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$.48	$.60	$.34	$.38

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.47	$.60	$.33	$.38

Other information
Anti-dilutive shares excluded from diluted EPS computation	.8	.8	.8	.7

Cash dividends declared per share	$.10	$.10	$.05	$.05

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
The following table presents all 2024 Plan restructuring and restructuring-related activity, including impairments, for the periods presented:

	Total Approximate Amount Expected to be Incurred	Total Amount Incurred to Date Since January 1, 2024	Six Months Ended June 30, 2026	Total Amount Incurred in 2025	Total Amount Incurred in 2024
2024 Restructuring Plan activity:
Net cash restructuring and restructuring-related	$40.0	$39.3	$.3	$8.7	$30.3
Net non-cash restructuring and restructuring-related	17.0	15.8	.5	2.0	13.3
Total net restructuring and restructuring-related costs	57.0	55.1	.8	10.7	43.6
Long-lived asset and goodwill impairment costs	23.0	26.0	2.8	19.0	4.2
Total 2024 Restructuring Plan activity	$80.0	$81.1	$3.6	$29.7	$47.8
In February 2026, we committed to a smaller restructuring plan to consolidate two manufacturing facilities in our Specialty Foam business unit in our Bedding Products segment and one manufacturing facility within our Furniture, Flooring & Textile Products segment into other existing facilities (the 2026 Restructuring Plan or 2026 Plan). During the second quarter of 2026, we expanded the 2026 Plan to include the consolidation of one additional manufacturing facility within our Furniture, Flooring & Textile Products segment and cost improvement opportunities identified in each of our three segments. These actions are expected to improve manufacturing efficiencies and enhance profitability and are anticipated to be substantially complete by the end of 2026. We expect to incur restructuring and restructuring-related pretax costs of approximately $25.0 for the 2026 Restructuring Plan, including approximately $15.0 of cash charges.

	Total Approximate Amount Expected to be Incurred	Six Months Ended June 30, 2026	Three Months Ended June 30,2026
2026 Restructuring Plan activity:
Net cash restructuring and restructuring-related	$15.0	$7.3	$6.5
Net non-cash restructuring and restructuring-related	10.0	4.1	3.0
Total 2026 Restructuring Plan activity	$25.0	$11.4	$9.5

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
The table below presents the restructuring and restructuring-related activity for the periods presented:

	Consolidated Condensed Statements of Operations Presentation	Six Months Ended June 30,		Three Months Ended June 30,
		2026	2025	2026	2025
2024 Plan restructuring costs:
Termination benefits, relocation, and other restructuring costs	Other expense (income), net	$.3	$4.4	$.1	$2.1
2024 Plan restructuring-related costs:
Inventory obsolescence and other	Cost of goods sold	.5	.5	.5	—
Professional services and other	Selling and administrative expenses	—	1.1	—	.1
Net loss on disposal of assets and businesses	Net gain on disposal of assets and businesses	—	1.6	—	.2
Total 2024 Plan restructuring-related costs		.5	3.2	.5	.3
Total 2024 Plan net restructuring and restructuring-related costs		$.8	$7.6	$.6	$2.4

2026 Plan restructuring costs:
Termination benefits, relocation, and other restructuring costs	Other expense (income), net	$7.2	$—	$6.5	$—
2026 Plan restructuring-related costs:
Inventory obsolescence and other	Cost of goods sold	4.1	—	2.9	—
Professional services and other	Selling and administrative expenses	.1	—	.1	—
Total 2026 Plan restructuring-related costs		4.2	—	3.0	—
Total 2026 Plan net restructuring and restructuring-related costs		$11.4	$—	$9.5	$—

Other restructuring costs:
Termination benefits, relocation, and other restructuring costs	Other expense (income), net	$—	$1.5	$—	$.7
Other restructuring-related costs:
Professional services and other	Selling and administrative expenses	—	.6	—	—
Net (gain) loss on disposal of assets and businesses	Net gain on disposal of assets and businesses	—	(.9)	—	(.9)
Total other restructuring-related costs (gains)		—	(.3)	—	(.9)
Total other net restructuring and restructuring-related costs (gains)		$—	$1.2	$—	$(.2)
Total net restructuring and restructuring-related costs		$12.2	$8.8	$10.1	$2.2

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
Net restructuring and restructuring-related 2024 Plan and 2026 Plan costs by segment were as follows:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
2024 Plan
Bedding Products	$.3	$4.3	$.1	$1.2
Specialized Products	.5	2.3	.5	.3
Furniture, Flooring & Textile Products	—	1.0	—	.9
Total net restructuring and restructuring-related costs	$.8	$7.6	$.6	$2.4
2026 Plan
Bedding Products	$7.5	$—	$5.8	$—
Specialized Products	2.7	—	2.7	—
Furniture, Flooring & Textile Products	1.2	—	1.0	—
Total net restructuring and restructuring-related costs	$11.4	$—	$9.5	$—
We recognized gains from the sale of real estate associated with the 2024 Plan of $21.0 and $16.7 in the first six months of 2026 and 2025, respectively. There were no real estate gains associated with the 2026 Plan in the first six months of 2026. Real estate gains are not reflected in the tables above.
The accrued liabilities associated with our total restructuring initiatives were $5.8 and $1.7 at June 30, 2026 and December 31, 2025, respectively.

F—Goodwill Impairment Testing
We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur, or at least annually. We perform our annual goodwill impairment testing in the second quarter. The 2026 and 2025 goodwill impairment tests indicated no impairments.
The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the tables below. If actual results differ materially from estimates used in our calculations, we could incur future impairment charges. These tables exclude Hydraulic Cylinders as this reporting unit had no goodwill at either testing date and Aerospace, which was divested in the third quarter of 2025.

2026
Fair Value over Carrying Value divided by Carrying Value	June 30, 2026 Goodwill Value	Compound Annual Growth Rate (CAGR) Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 25% [1]	$443.9	2% - 4%	2.5%	17% - 19%
25% - 50%	301.2	(1) - 4	2.5	17
	$745.1	(1%) - 4%	2.5%	17% - 19%

2025
Fair Value over Carrying Value divided by Carrying Value	December 31, 2025 Goodwill Value	CAGR Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$447.1	<1% - 4%	3.0%	15% - 17%
51% - 100%	304.3	(2) - 4	3.0	15 - 17
	$751.4	(2%) - 4%	3.0%	15% - 17%

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
1 This category includes our Bedding, Home Furniture, and Work Furniture reporting units for both testing dates.
•The fair value of Bedding exceeded its carrying value by approximately 10% and 20% at our 2026 and 2025 testing dates, respectively, and had goodwill of $320.8 at June 30, 2026 and $323.7 at December 31, 2025.
•The fair value of Home Furniture exceeded its carrying value by less than 5% and approximately 35% at our 2026 and 2025 testing dates, respectively, and had goodwill of $68.5 at June 30, 2026 and $68.4 at December 31, 2025. A 1% increase in the discount rate (holding all other assumptions constant) would cause the fair value to be less than the carrying value. While no impairment was recorded, it is possible that future changes in circumstances could result in a non-cash impairment charge.
•The fair value of Work Furniture exceeded its carrying value by approximately 10% and 30% at our 2026 and 2025 testing dates, respectively, and had goodwill of $54.6 at June 30, 2026 and $55.0 at December 31, 2025.

G—Accounts and Other Receivables
Accounts and other receivables consisted of the following:

	June 30, 2026		December 31, 2025
	Current	Long-term	Current	Long-term
Total trade receivables	$536.6	$—	$453.4	$.1
Allowance for doubtful accounts	(18.2)	—	(19.7)	—
Trade receivables, net	$518.4	$—	$433.7	$.1

Taxes receivable, including income taxes	$7.4	$—	$8.0	$—
Value-added taxes recoverable	12.0	—	11.8	—
Rebates receivable	5.6	—	5.9	—
Divestiture receivable	—	—	4.2	—
Tariff refund receivable	14.9	—	—	—
Other receivables	10.1	4.6	12.3	5.0
Other receivables, net	$50.0	$4.6	$42.2	$5.0
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2025	Change in Provision	Less: Net Charge-offs/ (Recoveries) and Other	Balance at June 30, 2026
Allowance for doubtful accounts	$19.7	$2.9	$4.4	$18.2
H—Inventories
The following table recaps the components of inventory for each period presented:

	June 30, 2026	December 31, 2025
Finished goods	$309.5	$297.8
Work in process	47.7	39.0
Raw materials and supplies	281.1	285.8
Inventories	$638.3	$622.6

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
I—Stock-Based Compensation
The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Restricted Stock Unit awards	$9.5	$—	$7.4	$—
All other stock plans	4.6	2.2	2.7	1.2
Total stock-based compensation expense	14.1	$2.2	10.1	$1.2
Employee contributions for above stock plans	1.1		2.4
Total stock-based compensation	$15.2		$12.5

Tax benefits on stock-based compensation expense	$3.5		$2.5
Tax expense on stock-based compensation payments	(1.4)		(2.7)
Total tax benefits (expense) associated with stock-based compensation	$2.1		$(.2)

	Three Months Ended		Three Months Ended
	June 30, 2026		June 30, 2025
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Restricted Stock Unit awards	$.6	$—	$.4	$—
All other stock plans	2.6	1.6	2.7	.9
Total stock-based compensation expense (income)	3.2	$1.6	3.1	$.9
Employee contributions for above stock plans	.7		1.2
Total stock-based compensation	$3.9		$4.3

Tax benefits on stock-based compensation expense	$.8		$.8
Tax (expense)/benefits on stock-based compensation payments	(.2)		(.2)
Total tax benefits associated with stock-based compensation	$.6		$.6
J—Income Taxes
China Withholding Tax Matters
Three of the Company’s Chinese subsidiaries received formal tax assessments from local tax authorities in China (Zhaoqing, Jiaxing, and Wuxi) totaling approximately $24.5, in the aggregate, with each assessment relating to an alleged failure to satisfy beneficial owner requirements for purposes of applying reduced dividend withholding tax rates. The assessments assert that dividends paid by our Chinese subsidiaries to a non-Chinese parent within the Company’s organizational structure should have been subject to a 10% withholding tax rate rather than the 5% rate applied.
Zhaoqing Assessment. On January 26, 2026, our subsidiary, Hong Kong Veilon Limited, received an assessment from the Zhaoqing High-tech Industrial Development Zone Tax Bureau associated with dividends it received covering the 2021 through 2024 tax periods. The assessment includes tax and penalties totaling approximately $12.4. Our Zhaoqing branch made this payment in the second quarter of 2026 as guarantor to preserve the Company’s appeal rights. The matter has entered into the administrative appeal process, and litigation may occur if administrative remedies are exhausted.
Jiaxing Assessment. On April 3, 2026, our subsidiary, Leggett & Platt Asia Limited, received an assessment from the Wangjiangjing Tax Office, Xiuzhou District Tax Bureau, Jiaxing City associated with dividends it received covering the 2021 through 2024 tax periods. The assessment includes tax and penalties

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
totaling approximately $4.9. Our Jiaxing branch posted a guarantee in the second quarter of 2026 and the matter has now entered into the appeal process. Litigation may occur if administrative remedies are exhausted.
Wuxi Assessment. On April 8, 2026, our subsidiary, Leggett & Platt Asia Limited, received an assessment from the Wuxi Huishan District Tax Bureau – Luoshe Tax Branch associated with dividends it received covering the 2021 through 2025 tax periods. The assessment includes tax and penalties totaling approximately $7.2. Our Wuxi branch made this payment in the second quarter of 2026 as guarantor to preserve the Company's appeal rights. The matter has entered into the appeal process, and litigation may occur if administrative remedies are exhausted.
Although the outcome is uncertain, we believe we have valid defenses and are now rigorously contesting each of the assessments through the administrative appeal process in China, and have not recorded any income tax expense associated with these matters. While we believe we will be successful, it is reasonably possible over the next 12 months we could incur additional income tax expense that could have a material negative effect on our results of operations or financial condition.
K—Accumulated Other Comprehensive Income (Loss)
The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended June 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2026	$(36.4)	$12.8	$6.2	$(17.4)
Other comprehensive income (loss)	(.3)	1.0	—	.7
Reclassifications, pretax	—	(.8)	(.2)	(1.0)
Balance, June 30, 2026	$(36.7)	$13.0	$6.0	$(17.7)

Balance, April 1, 2025	$(93.1)	$7.8	$(7.2)	$(92.5)
Other comprehensive income (loss)	59.2	(.2)	(.3)	58.7
Reclassifications, pretax	—	.7	.1	.8
Income tax effect	—	.1	—	.1
Balance, June 30, 2025	$(33.9)	$8.4	$(7.4)	$(32.9)

	Six Months Ended June 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2026	$(26.9)	$11.6	$6.3	$(9.0)
Other comprehensive income (loss)	(9.8)	3.0	—	(6.8)
Reclassifications, pretax	—	(1.4)	(.3)	(1.7)
Income tax effect	—	(.2)	—	(.2)
Balance, June 30, 2026	$(36.7)	$13.0	$6.0	$(17.7)

Balance, January 1, 2025	$(115.8)	$7.2	$(7.2)	$(115.8)
Other comprehensive income (loss)	81.9	(.4)	(.5)	81.0
Reclassifications, pretax	—	1.6	.2	1.8
Income tax effect	—	—	.1	.1
Balance, June 30, 2025	$(33.9)	$8.4	$(7.4)	$(32.9)

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
L—Fair Value
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$221.7	$—	$221.7
Derivative assets (Note M)	—	5.6	—	5.6
Diversified investments associated with the Executive Stock Unit (ESU) Program	65.2	—	—	65.2
Total assets	$65.2	$227.3	$—	$292.5
Liabilities:
Derivative liabilities (Note M)	$—	$2.2	$—	$2.2
Liabilities associated with the ESU Program	66.3	—	—	66.3
Total liabilities	$66.3	$2.2	$—	$68.5

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$217.0	$—	$217.0
Derivative assets (Note M)	—	4.5	—	4.5
Diversified investments associated with the ESU Program	60.2	—	—	60.2
Total assets	$60.2	$221.5	$—	$281.7
Liabilities:
Derivative liabilities (Note M)	$—	$1.2	$—	$1.2
Liabilities associated with the ESU Program	62.4	—	—	62.4
Total liabilities	$62.4	$1.2	$—	$63.6
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 1) was approximately $205.0 million less than carrying value of $1,490.9 million at June 30, 2026 and approximately $175.0 million less than carrying value of $1,490.0 million at December 31, 2025.

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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of June 30, 2026
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Dec 2027	$233.3	$5.3	$.3	$1.1	$.2
Total fair value hedges	Oct 2026	53.2	—	—	.9	—
Not designated as hedging instruments	Jul 2026	65.8	—	—	—	—
Total derivatives			$5.3	$.3	$2.0	$.2

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2025
Derivatives			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Designated as hedging instruments
Total cash flow hedges-currency hedges	Jun 2027	$240.5	$3.3	$.3	$.9	$—
Total fair value hedges	Apr 2026	83.7	.7	—	—	—
Not designated as hedging instruments	Jun 2026	100.6	.2	—	.3	—
Total derivatives			$4.2	$.3	$1.2	$—

The following table sets forth the pretax losses (gains) for our hedging activities for the periods presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note K) as well as derivative settlements recorded directly to income or expense.

Derivatives	Consolidated Condensed Statements of Operations Presentation	Amount of Loss (Gain) Recorded in Income Six Months Ended June 30,		Amount of Loss (Gain) Recorded in Income Three Months Ended June 30,
		2026	2025	2026	2025
Designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$(.2)	$(.2)	$(.1)	$(.1)
Currency cash flow hedges	Net trade sales	(.7)	2.0	(.6)	.5
Currency cash flow hedges	Cost of goods sold	(1.8)	(.6)	(1.0)	(.3)
Total cash flow hedges		(2.7)	1.2	(1.7)	.1
Fair value hedges	Other expense (income), net	1.2	(.2)	(.9)	(.1)
Not designated as hedging instruments	Other expense (income), net	(1.9)	8.5	(.8)	5.5
Total derivative instruments		$(3.4)	$9.5	$(3.4)	$5.5

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)

N—Divestitures
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
The Aerospace Products Group did not meet the criteria for discontinued operations because it did not represent a strategic shift that would have a major effect on our financial results and had external sales and pretax earnings as shown below:

	Six Months Ended June 30, 2025	Three Months Ended June 30, 2025
External sales	$103.6	$50.6
Pretax earnings (excluding corporate overhead)	16.5	9.3
In March 2025, we divested a small U.S. machinery business within our Bedding Products segment which had immaterial amounts of annual external sales and pretax earnings. The net sales price was $1.2 and approximated the carrying cost of the business. This business divestiture was part of the 2024 Restructuring Plan.
O—Contingencies
We are a party to various proceedings and matters involving employment, intellectual property, environmental, taxation, vehicle-related personal injury, shareholder actions and demands regarding the Somnigroup Merger, and other laws. When it is probable, in management's judgment, that we may incur monetary damages or other costs resulting from these proceedings or other claims, and we can reasonably estimate the amounts, we record appropriate accruals in the financial statements and make charges against earnings. For all periods presented, we have recorded no material charges against earnings. Also, when it is reasonably possible that we may incur additional loss in excess of recorded accruals, and we can reasonably estimate the additional losses or range of losses, we disclose such additional reasonably possible losses in these notes.
Shareholder Claim Regarding Somnigroup Merger
On July 8, 2026, Dharmesh Modi, a purported Leggett & Platt shareholder, filed a complaint against the Company, and certain of its directors including Karl G. Glassman, Angela Barbee, Robert E. Brunner, Mary Campbell, Joseph W. McClanathan, Srikanth Padmanabhan and Jai Shah (collectively, the “Modi Defendants”) in the United States District Court, for the Northern District of Illinois. Mr. Modi alleged that the Modi Defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 14a-9 promulgated under the Exchange Act, asserting that the proxy materials filed with the Securities and Exchange Commission (the "SEC") and delivered to the Leggett & Platt shareholders to seek approval of the Somnigroup Merger (the "Proxy Statement") are materially incomplete and contain materially misleading statements. Mr. Modi seeks (i) to enjoin the Modi Defendants from proceeding with the Leggett shareholder vote to approve the Somnigroup Merger or taking steps to consummate the Somnigroup Merger until curative disclosures that fully address the alleged deficiencies are made, (ii) to rescind the Somnigroup Merger Agreement, or grant Mr. Modi rescissory rights, and (iii) damages for the alleged wrongdoing, and reasonable fees and expenses. The Modi Defendants believe Mr. Modi’s allegations are without merit and that no additional disclosure is required in the proxy materials and intend to vigorously defend against the claims.
On July 29, 2026, each of James Jones and Richard Lawrence, both purported Leggett & Platt shareholders, filed separate complaints (together, the “Complaints”) against the Modi Defendants and director Phoebe A. Wood (together with the Modi Defendants, the “Defendants”) in the Supreme Court of the State of New York, County of New York. The Complaints allege that the Proxy Statement is materially incomplete and misleading and assert claims for negligent misrepresentation and concealment and negligence under New York common law. The Complaints seek, among other things, to enjoin the Defendants from consummating the Somnigroup Merger until disclosures are made to address the alleged deficiencies, rescission of the Somnigroup Merger if consummated or awarding actual and punitive damages, costs of the actions, including attorneys’ fees and experts’ fees and expenses, and any other relief the court may deem just and proper. The

LEGGETT & PLATT, INCORPORATED
Notes to Consolidated Condensed Financial Statements—(Continued)
(Unaudited)
Defendants believe each of the Complaints' allegations are without merit and that no additional disclosure is required in the Proxy Statement and intend to vigorously defend against the Complaints.
On August 3, 2026, Martin Siegel, a purported Leggett & Platt shareholder, filed a complaint (the “Siegel Complaint”) against the Company, all of the above named members of the Company’s Board of Directors, Somnigroup International Inc., and Sparrow Unity Corporation (collectively, the “Siegel Defendants”) in the Circuit Court of St. Louis County, State of Missouri. The Siegel Complaint alleges that the Siegel Defendants (i) violated the Missouri Securities Act, (ii) violated the New Jersey Uniform Securities Law, (iii) are liable for negligent misrepresentation, concealment, and negligence under the common law of Missouri and New Jersey, and (iv) are liable for civil conspiracy under the New Jersey common law. All of the allegations are based, in part, on assertions that the Proxy Statement/Prospectus contains materially false and misleading statements and omits facts necessary to make the statements made, in light of the circumstances, not misleading, and that the Siegel Defendants aided in the preparation, approval, and dissemination of the Proxy Statement/Prospectus. The Siegel Complaint seeks, among other things, to require the Siegel Defendants to make corrective and complete disclosures, to enjoin and/or rescind the shareholder vote concerning the Somnigroup Merger until trial or until the Siegel Defendants make corrective and complete disclosures, and to award interest, attorneys’ fees, expert fees, and other expenses and costs in an amount to be determined. The Company believes the allegations in the Siegel Complaint are without merit and that no additional disclosure is required in the Proxy Statement/Prospectus and intends to vigorously defend against the Siegel Complaint.
Accruals and Reasonably Possible Losses in Excess of Accruals
Accruals for Probable Losses. Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss, in the aggregate, of $1.4 and $1.8 at June 30, 2026 and December 31, 2025, respectively. There were no material adjustments to the accrual, including cash payments and expense, for the six-month periods ending June 30, 2026 and June 30, 2025. The accruals do not include accrued expenses related to employment, workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows.

Reasonably Possible Losses in Excess of Accruals. Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations, or cash flows. However, based upon current known facts, as of June 30, 2026, aggregate reasonably possible losses in excess of the accruals noted above are estimated to be $18.0. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $18.0 referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
HIGHLIGHTS
In April, we entered into the Somnigroup Merger Agreement pursuant to which Somnigroup will acquire Leggett & Platt in an all-stock transaction. We anticipate the transaction to close upon satisfaction of customary closing conditions, including approval by the Company shareholders and receipt of certain governmental and regulatory approvals. A special meeting of the Leggett & Platt shareholders has been scheduled for August 20, 2026 to vote on the Somnigroup Merger and related proposals. On June 3, 2026, the required 30-day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), expired.
We had trade sales of $1.0 billion for the three months ending June 30, 2026, a decrease of 6% versus the second quarter 2025, including a 5% decrease from divestitures.
Earnings Before Interest and Taxes (EBIT) was $80 million for the second quarter and $125 million for the six months ending June 30, 2026, a decrease of $10 million and $29 million, respectively, compared to the same periods in 2025. Second quarter EBIT includes a $12 million gain from the sale of real estate, $10 million of restructuring and restructuring-related costs, and $10 million of costs related to the Somnigroup Merger. EBIT for the six months ending June 30, 2026 includes $21 million gain from the sale of real estate, $15 million of restructuring and restructuring-related costs, and $14 million of costs related to the Somnigroup Merger.
Earnings Per Share (EPS) was $.33 for the second quarter and $.47 for the six months ending June 30, 2026, compared to $.38 and $.60 in the same periods of 2025. Second quarter EPS includes a $.06 gain from the sale of real estate, $.05 in restructuring and restructuring-related charges, and $.07 of costs related to the Somnigroup Merger. EPS for the six months ending June 30, 2026 includes an $.11 gain from the sale of real estate, $.08 in restructuring and restructuring-related charges, and $.10 of costs related to the Somnigroup Merger.
Operating cash flow was $(10) million in the first six months of 2026, a decrease of $101 million versus the same period of 2025.
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

Bedding Products: This segment supplies a variety of components used by bedding manufacturers in the production and assembly of their finished products, as well as produces private label finished mattresses and adjustable bed bases. This segment is also vertically integrated in the production and supply of specialty foam chemicals, steel rod, and drawn steel wire to our own operations and to external customers. We also supply steel rod and wire to trade customers that operate in a broad range of markets. This segment contributed 39% of our trade sales during the first six months of 2026.
Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute engineered hydraulic cylinders used in the material handling and heavy construction industries. This segment contributed 26% of our trade sales in the first six months of 2026. On August 29, 2025, we divested our Aerospace Products Group, as discussed in Note N to the Consolidated Condensed Financial Statements on page 23.
Furniture, Flooring & Textile Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private label finished furniture. We also produce or distribute carpet cushion, hard surface flooring underlayment, and textile and geo components. This segment contributed 35% of our trade sales in the first six months of 2026.
Somnigroup Agreement and Plan of Merger
On April 13, 2026, we entered into the Somnigroup Merger Agreement pursuant to which Somnigroup will acquire Leggett & Platt in an all-stock transaction. Under the terms of the Somnigroup Merger Agreement, Leggett & Platt shareholders will receive 0.1455 shares of common stock, par value $.01 per share, of Somnigroup in exchange for each share of common stock, par value $.01 per share, of Leggett & Platt they own. Upon completion of the Somnigroup Merger, Leggett & Platt’s shareholders are expected to own approximately 8.6% of the combined company, based on the number of shares of Leggett & Platt common stock and Somnigroup common stock outstanding as of the record date of the special meeting. The Somnigroup Merger Agreement has been unanimously approved by each of the Board of Directors of Somnigroup and Leggett & Platt.
We anticipate the transaction to close upon satisfaction of customary closing conditions, including approval by Leggett & Platt’s shareholders and receipt of certain governmental and regulatory approvals. A special meeting of the Leggett & Platt shareholders has been scheduled for August 20, 2026 to vote on the Somnigroup Merger and related proposals. The transaction does not require Somnigroup shareholder approval. On June 3, 2026, the required 30-day waiting period under the HSR Act expired. For a more detailed description of the Somnigroup Merger Agreement, please see our Form 8-K filed April 13, 2026. Reference is also made to the Somnigroup Merger Agreement which is included as Exhibit 2.1 hereof and Leggett & Platt's Proxy Statement filed July 9, 2026. As of June 30, 2026, we have incurred $17 million of costs associated with this activity, of which $14 million was incurred in the first six months of 2026. Based on information currently available, we expect total costs incurred during 2026 to be approximately $20 million.
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
There are numerous risks, many of which are beyond our control, that could cause the financial, market, and business impacts of the Somnigroup Merger to materially adversely affect us and our shareholders. For additional information, see Forward-Looking Statements beginning on page 1, Item 1A Risk Factors beginning on page 50, and Risk Factors in the Leggett & Platt Proxy Statement filed July 9, 2026.
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
In Bedding Products, Section 232 steel tariffs have had the largest impact on our business and have contributed to expanded metal margins and increased demand for our Steel Rod and Drawn Wire operations; however, we have not observed a corresponding improvement in innerspring demand. In April 2026, the U.S. government implemented changes to the Section 232 tariff framework applicable to certain steel and steel‑containing products. To date, these changes have not materially impacted our results of operations. Section 232 steel tariffs were not impacted by the February 2026 Supreme Court ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA), which is described more fully below.
In Furniture, Flooring & Textile Products, our Home Furniture operations in China primarily sell components to Asian customers who export finished furniture to the United States. Additionally, we sell components to U.S. customers and maintain some intercompany supply from our Chinese operations. To help mitigate our tariff exposure, we began production in Vietnam in the third quarter of 2025. Within Work Furniture, our teams continue to pursue potential opportunities with customers who have shown interest in regionally-supplied components and finished furniture. However, industry-specific dynamics and the ever-changing global trade landscape are impacting our progress in this area. Finally, our Textiles business continues to reduce the impact of tariffs by shifting to alternative sources in countries with the most attractive total cost.
In February 2026, the Supreme Court issued a ruling invalidating tariffs imposed under IEEPA. In April 2026, U.S. Customs and Border Protection (CBP) launched the Consolidated Administration and Processing of Entries (CAPE) system to manage refund claims. The Company paid approximately $23 million in IEEPA tariffs, and we have submitted refund requests to CBP for substantially all of this balance. We have elected the loss recovery model and will record amounts related to tariff recoveries as the funds are received or receipt is probable. As of June 30, 2026, we had received $4 million in cash and recorded receivables of $15 million for refunds which were received in early July 2026. A portion of refunds received are expected to be returned to our customers, and accordingly, we have recorded a liability for these amounts.
We continue to actively evaluate, and where possible, mitigate, the impact of tariffs and counter-tariffs on our results of operations and financial condition. If tariffs are further invalidated, modified or expanded, additional tariffs are implemented, or our information is incorrect, our consolidated results of operations could be materially negatively impacted. Moreover, tariffs may decrease demand for our products which may negatively impact our sales and results of operations.

Sale of the Aerospace Products Group
Late in the first quarter of 2025, the Aerospace Products Group (within our Specialized Products segment) met the criteria to be classified as held for sale, but did not meet the criteria for discontinued operations because it did not represent a strategic shift that would have a major effect on our financial results.
On August 29, 2025, we divested the Aerospace Products Group for a cash price, net of selling expenses and cash sold, of $280 million and recognized a pretax gain of $91 million after final adjustments for working capital were completed in December 2025. We collected the final working capital adjustment of $4 million in January 2026. The proceeds from the sale were primarily used to reduce outstanding debt. Our Aerospace Products Group was a supplier of complex, highly-engineered tube and duct assemblies for use primarily in commercial and military aircraft platforms and space launch vehicles. The business was comprised of seven manufacturing facilities located in the United States, the United Kingdom, and France, with approximately 700 employees at the time of the sale.
For the Aerospace Products Group sales and pretax earnings, see Note N to the Consolidated Condensed Financial Statements on page 23.
Goodwill and Long-Lived Asset Impairment Testing
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which would be reduced if we determine that those assets are impaired. At June 30, 2026, goodwill and other intangible assets represented $828 million, or 23% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and other noncurrent assets totaled $944 million, or 26% of total assets.
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
The annual goodwill impairment testing in the second quarter of 2026 indicated no impairments. As of June 30, 2026, the fair values of all reporting units exceeded their respective carrying amounts by 50% or less. Our Home Furniture reporting unit exceeded carrying value by less than 5%, and our Bedding and Work Furniture reporting units exceeded carrying value by approximately 10%. While no impairment was recorded, it is possible that future changes in circumstances could result in a non-cash impairment charge.

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
Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. In 2025, steel costs increased largely due to higher demand and tariffs implemented in April 2025 that reduced foreign competition. Steel costs increased during the first quarter of 2026, driven primarily by ongoing trade measures and higher input costs, and remained relatively stable throughout the second quarter of 2026.
As a producer of steel rod, we are impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). In 2025, steel rod prices increased while average steel scrap costs remained relatively flat, resulting in metal margin expansion during the year. In the first quarter of 2026, metal margins were relatively stable, continuing to be higher year over year. During the second quarter of 2026, metal margins expanded further, as steel scrap costs decreased slightly while steel rod prices remained relatively flat.
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
Our other raw materials include woven and nonwoven fabrics. When we have experienced changes in the costs of these materials, we generally have been able to pass them through to our customers. In 2025, aggressive competitive discounting, particularly in Flooring and Textiles, led to pricing adjustments that impacted our profitability. In order to reduce the impacts of tariffs, our Textiles business has proactively been sourcing the majority of these materials from outside of China. Through the first half of 2026, our Textiles business experienced upward pressure on raw material costs, with inflation accelerating in the second quarter due to the impact of the Middle East conflict on the price of petroleum-based products and uncertainty around shipments through the Strait of Hormuz.
When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We must continue providing product options to our customers that enable them to improve the functionality of their products and manage their costs, while providing higher profits for our operations.

Supply Chain Disruptions
Beginning in February 2026, the conflict in the Middle East has led to disruptions in shipping through the Strait of Hormuz. This resulted in higher transportation costs and increased transit times starting late in the first quarter, as well as increased chemical prices, which impacted our costs in the second quarter. Our teams are mitigating these pressures through product and sourcing actions and by passing through price increases where appropriate.
In addition, increased global fuel and freight costs have resulted in higher transportation costs, increased risk of delays for inbound materials and customer shipments, and reduced flexibility to move freight last-minute without premium cost. To address these items, we are implementing mitigation efforts such as passing through price increases where appropriate, utilizing alternative routing strategies, and enhanced planning practices.
2026 Restructuring Plan
On February 24, 2026, we committed to a restructuring plan to consolidate two manufacturing facilities in our Specialty Foam business unit in our Bedding Products segment and one manufacturing facility within our Furniture, Flooring & Textile Products segment into other existing facilities (2026 Restructuring Plan). During the second quarter of 2026, we expanded the 2026 Restructuring Plan to include the consolidation of one additional manufacturing facility within our Furniture, Flooring & Textile Products segment and cost improvement opportunities identified in each of our three segments. These actions are expected to improve manufacturing efficiencies and enhance profitability and are anticipated to be substantially complete by the end of 2026. We expect to incur restructuring and restructuring-related pretax costs of approximately $25 million for the 2026 Restructuring Plan, including approximately $15 million of cash charges.
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
In our Bedding segment, we manufacture innersprings for mattresses, finished mattresses, and steel rod wire (used internally and sold to third parties). Our operations have been impacted by several trade proceedings involving unfair pricing and foreign subsidies.
Antidumping and Countervailing Orders on Innerspring Imports. In 2025, the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) determined that the revocation of certain mattress innerspring orders would likely lead to the continuation or reoccurrence of material injury and dumping of uncovered innersprings from China, Vietnam, and South Africa. Consequently, the antidumping duty orders on innerspring imports from these countries, with duties ranging from 116% to 234%, were extended for an additional five years through April 2030.
Antidumping and Countervailing Orders on Mattress Imports. In 2025, the DOC and the ITC completed sunset reviews of existing antidumping duty orders on finished mattresses from China. The DOC and ITC determined that revocation of the 2019 antidumping duty order on mattresses from China would likely lead to continued or recurring material injury and dumping. As a result, the DOC extended the order, and duties of up to 1,732% on mattresses from China will remain in effect through May 2030.
In March 2020, the Company, along with other companies, filed petitions with the DOC and ITC alleging that manufacturers of mattresses in seven countries (Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam) were selling mattresses in the United States at less than fair value, and that manufacturers in China were receiving unfair subsidies. These petitions resulted in the imposition of antidumping and countervailing duty orders through May 2026. Following appeals filed with the U.S. Court of International Trade (CIT), the CIT upheld the ITC’s unanimous injury determination. However, the DOC revoked the antidumping duty order on mattresses from Indonesia. In response, the Company filed an appeal with the U.S. Court of Appeals for the Federal Circuit in April 2025, challenging that decision. On April 1, 2026, the DOC initiated a sunset review to determine whether to extend the orders for an additional five years. Because the DOC did not receive adequate substantive responses related to this sunset review, on May 20, 2026, it announced that it will conduct an expedited sunset review. On July 6, 2026, the ITC announced it would also conduct an expedited sunset review.
In July 2023, the Company, along with other companies, filed petitions with the DOC and ITC alleging that manufacturers of mattresses in twelve additional countries (Bosnia and Herzegovina, Bulgaria, Burma, India, Italy, Kosovo, Mexico, the Philippines, Poland, Slovenia, Spain, and Taiwan) were selling their mattresses in the United States at less than fair value, and that manufacturers in Indonesia were receiving unfair subsidies. Final dumping determinations for eight countries were issued in May 2024, followed by the ITC’s final injury determination in June 2024. These orders are scheduled for sunset review in June 2029. For the remaining countries, the DOC issued final determinations in July 2024, and the ITC issued its final injury determination in September 2024. Although the case is resolved with respect to duties and injury findings, an importer filed an appeal challenging the ITC’s critical circumstances determination, which imposed retroactive duties. That appeal was dismissed. A sunset review of these orders is scheduled for September 2029.
On November 18, 2025, the Company, along with other companies, filed with the DOC requests to initiate anti-circumvention inquiries on mattress component imports from Poland, Mexico, and Malaysia. The requests state that mattress components are being imported from these three countries and assembled into finished mattresses in the United States, which are then sold in the United States. The anti-circumvention requests allege that the assembly of these components is minor or insignificant under the law and as a result, the mattress component imports from Poland, Mexico, and Malaysia are allegedly circumventing antidumping orders. The Company, along with the other companies involved in this matter, withdrew their circumvention request regarding Poland on June 8, 2026. The requests for Mexico and Malaysia are proceeding.
Antidumping and Countervailing Orders on Steel Wire Rod Imports. On February 10, 2026, the ITC made affirmative determinations in its expedited sunset reviews of the antidumping and countervailing duty orders on imports of steel wire rod from Brazil, Indonesia, Mexico, Moldova, and Trinidad & Tobago. Consequently, the antidumping and countervailing duties on steel wire rod imports from these countries, which range from less than 1% to 369%, will be extended for another five years until approximately March 2031. Also, through August 2030, imports of steel wire rod from China are covered by antidumping and countervailing duties ranging from 106% to 193%. Additionally, through August 2028, antidumping and countervailing duty orders are in place on steel wire rod from Belarus, Italy, Korea, Russia, South Africa, Spain, Turkey, Ukraine, United Arab Emirates, and the United Kingdom ranging from less than 1% to 757%.
On April 6, 2026, certain domestic producers filed with the DOC a petition seeking countervailing duties on carbon and alloy steel wire rod from the People's Democratic Republic of Algeria (Algeria). The petitioners allege that Algeria maintains a system of economic programs and policies that confer unfair subsidies to Algerian producers. Petitioners also allege that China is providing transnational subsidies to Algerian carbon and alloy steel wire rod producers. The DOC announced on April 28, 2026, that it will initiate a countervailing duty investigation. On July 8, 2026, the DOC published its affirmative preliminary countervailing duty determination and found that Algerian exporters were subsidized at a rate of 73.33%. Consequently, importers of competing Algerian wire rod must post a deposit that is sufficient to cover this additional duty rate and final import duties on Algerian wire rod are suspended.
See Item 1 Legal Proceedings on page 48 for more information.
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
RESULTS OF OPERATIONS
Discussion of Consolidated Results
Second Quarter:
Trade sales were $1.0 billion in the current quarter, a 6% decrease versus the second quarter of 2025. Organic sales decreased 1%. Volume was down 4%, primarily from continued weak demand across most of our end markets, retailer merchandising changes in Adjustable Bed, and the decision during the fourth quarter of 2025 to walk away from a financially challenged customer in U.S. Spring. Raw material-related selling price increases added 2% to sales and currency benefit increased sales 1%. Divestitures of the Aerospace Products Group and small operations in Bedding and Work Furniture in 2025 reduced sales 5%.
EBIT was $80 million in the current quarter, a decrease of $10 million compared to the second quarter of 2025. The decrease includes higher restructuring charges, lower real estate gains, and costs related to the Somnigroup Merger, partially offset by metal margin expansion, restructuring benefit, and other favorable items, most of which are not expected to repeat in future quarters.
EPS was $.33 in the current quarter, versus $.38 in the second quarter of 2025. The decrease primarily reflects lower EBIT as discussed above. EPS was also impacted by lower net interest expense and income tax expense impacts discussed below.
Six Months:
Trade sales were $1.9 billion in the first six months of 2026, an 8% decrease versus the same period last year. Organic sales decreased 3%. Volume was down 6%, primarily from continued weak demand across most of our end markets, retailer merchandising changes in Adjustable Bed, and the decision during the fourth quarter of 2025 to walk away from a financially challenged customer in U.S. Spring. Raw material-related selling price increases added 2% to sales and currency benefit increased sales 1%. Divestitures of the Aerospace Products Group and small operations in Bedding and Work Furniture in 2025 reduced sales 5%.
EBIT was $125 million in the first six months of 2026, a decrease of $29 million versus the same period of 2025, primarily from lower volume, earnings associated with the divested Aerospace business, costs related to the Somnigroup Merger, restructuring and restructuring-related costs, and margin compression in our Flooring business driven by higher costs combined with pricing pressure resulting from the soft demand environment. These items were partially offset by metal margin expansion, restructuring benefits, and other favorable items, most of which are not expected to repeat in future quarters.
EPS was $.47 for the first six months of 2026, versus $.60 in the same period of 2025. The decrease primarily reflects lower EBIT as discussed above. EPS was also impacted by lower net interest expense and income tax expense impacts discussed below.
Net Interest Expense and Income Taxes
2026 net interest expense was $7 million and $12 million lower than the three and six months ended June 30, 2025 primarily due to lower average net debt levels in 2026 versus 2025.
Our worldwide effective tax rate was 31% for the second quarter of 2026, compared to 27% for the same quarter last year. While the U.S. statutory federal income tax rate was 21% in both years, foreign withholding taxes increased the rate by 4% in 2026 and 5% in 2025. Less significant items added 2% in 2026 and 1% in 2025. In addition, full-year expected nondeductible costs associated with the Somnigroup activity contributed 4% to the 2026 rate.
For the full year, we are anticipating an effective tax rate of approximately 31%, including the impact of discrete tax items that we expect to occur from quarter to quarter. We utilize prudent tax planning strategies for opportunities to optimize our tax rate, but other factors, such as our overall profitability, the mix and level of earnings among jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits, and the effect of tax law changes can also influence our effective tax rate.
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

Trade Sales (Dollar amounts in millions)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Change in Trade Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$386.9	$391.4	$(4.5)	(1.1%)	(1.1%)
Specialized Products	247.0	304.1	(57.1)	(18.8)	(2.6)
Furniture, Flooring & Textile Products	365.8	362.5	3.3	.9	1.4
Total trade sales	$999.7	$1,058.0	$(58.3)	(5.5%)	(.6%)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Bedding Products	$42.1	$27.2	$14.9	54.8%	10.9%	6.9%
Specialized Products	19.2	38.7	(19.5)	(50.4)	7.8	12.7
Furniture, Flooring & Textile Products	28.9	24.4	4.5	18.4	7.9	6.7
Intersegment eliminations and other	(10.1)	.1	(10.2)
Total EBIT [2]	$80.1	$90.4	$(10.3)	(11.4)%	8.0%	8.5%

Depreciation and Amortization (Dollar amounts in millions)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Bedding Products	$13.4	$13.3
Specialized Products	8.5	8.2
Furniture, Flooring & Textile Products	3.7	4.6
Unallocated [3]	2.9	3.6
Total depreciation and amortization	$28.5	$29.7
1 This is a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the respective segment discussion below for a reconciliation of the change in total segment trade sales to organic sales.
2 Total three months ended June 30, 2026 EBIT of $80.1 million less interest expense net of interest income of $11.7 million and income tax of $21.3 million equals three months ended June 30, 2026 Net earnings of $47.1 million. Total three months ended June 30, 2025 EBIT of $90.4 million less interest expense net of interest income of $18.7 million and income tax of $19.2 million equals three months ended June 30, 2025 Net earnings of $52.5 million.
3 Unallocated consists primarily of depreciation and amortization of non-operating assets.

Bedding Products
Trade sales decreased $5 million, or 1%. Organic sales decreased 1%. Volume decreased 7%, primarily due to retailer merchandising changes and lower volume with a certain customer in Adjustable Bed, demand softness in U.S. and European bedding markets, and the decision during the fourth quarter of 2025 to walk away from a financially challenged customer in U.S. Spring. These declines were partially offset by higher trade rod and wire sales. Raw material-related selling price increases and currency benefit added 6% to sales.
EBIT increased $15 million, primarily from metal margin expansion, favorable sales mix, temporary price-cost timing benefit in Specialty Foam, and restructuring benefit. These increases were partially offset by lower volume.
Specialized Products
Trade sales decreased $57 million, or 19%. The divestiture of the Aerospace Products Group reduced sales 16%. Organic sales decreased 3%. Volume decreased 4% from softer market demand. Currency benefit increased sales 1%.
EBIT decreased $20 million, primarily from earnings associated with the divested Aerospace business, currency impact, and lower volume.
Furniture, Flooring & Textile Products
Trade sales and organic sales increased 1%. Volume was flat, with growth in Textiles offset by declines in Home Furniture, Work Furniture, and Flooring. Raw material-related selling price increases added 1% to sales. The 2025 divestiture of a small Work Furniture operation reduced sales less than 1%.
EBIT increased $5 million, benefiting from refunds of IEEPA tariffs that were paid during the 11-month period they were in force. During that period, competitive pressures led to margin compression as cost increases, including tariffs, were not fully recovered through increased selling prices.

Six Months:
A description of the products included in each segment, along with segment financial data, appears in Note C to the Consolidated Condensed Financial Statements on page 11. A summary of segment results is shown in the following tables. We use EBIT to assess operational performance, and it is useful to investors as it aids in understanding of underlying operational profitability.

Trade Sales (Dollar amounts in millions)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Change in Sales		% Change in Organic Sales [1]
			$	%
Bedding Products	$751.8	$782.1	$(30.3)	(3.9%)	(3.7%)
Specialized Products	491.1	604.2	(113.1)	(18.7)	(2.0)
Furniture, Flooring & Textile Products	675.0	693.8	(18.8)	(2.7)	(2.2)
Total trade sales	$1,917.9	$2,080.1	$(162.2)	(7.8%)	(2.7%)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Change in EBIT		EBIT Margins
EBIT (Dollar amounts in millions)			$	%	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Bedding Products	$67.8	$36.8	$31.0	84.2%	9.0%	4.7%
Specialized Products	36.9	67.1	(30.2)	(45.0)	7.5	11.1
Furniture, Flooring & Textile Products	33.3	49.2	(15.9)	(32.3)	4.9	7.1
Intersegment eliminations and other	(13.4)	.2	(13.6)
Total EBIT [2]	$124.6	$153.3	$(28.7)	(18.7)%	6.5%	7.4%

Depreciation and Amortization (Dollar amounts in millions)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Bedding Products	$25.8	$26.3
Specialized Products	16.6	18.6
Furniture, Flooring & Textile Products	8.0	9.5
Unallocated [3]	6.3	6.9
Total depreciation and amortization	$56.7	$61.3
1This column represents a change in trade sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the respective segment discussion below for a reconciliation of the change in total segment trade sales to organic sales.
2Total six months ended June 30, 2026 EBIT of $124.6 million less interest expense net of interest income of $24.3 million and income tax of $33.2 million equals six months ended June 30, 2026 Net earnings of $67.1 million. Total six months ended June 30, 2025 EBIT of $153.3 million less interest expense net of interest income of $36.5 million and income tax of $33.7 million equals six months ended June 30, 2025 Net earnings of $83.1 million.
3Unallocated consists primarily of depreciation and amortization of non-operating assets.
Bedding Products
Trade sales decreased $30 million, or 4%. Organic sales decreased 4%. Volume decreased 10%, primarily due to retailer merchandising changes and lower volume with a certain customer in Adjustable Bed, demand softness in U.S. and European bedding markets, and the decision during the fourth quarter of 2025 to walk away from a financially challenged customer in U.S. Spring. These declines were partially offset by higher trade rod and wire sales. Raw material-related selling price increases and currency benefit added 6% to sales. The 2025 divestiture of a small U.S. machinery business reduced sales less than 1%.

EBIT increased $31 million, primarily from metal margin expansion in trade rod, restructuring benefit, and higher gains on the sale of real estate, partially offset by restructuring and restructuring-related costs and lower volume.
Specialized Products
Trade sales decreased $113 million, or 19%. The 2025 divestiture of the Aerospace Products Group reduced sales 17%.Organic sales decreased 2%. Volume decreased 4% from softer market demand. Raw material-related selling price increases and currency benefit increased sales 2%.
EBIT decreased $30 million, primarily from earnings associated with the divested Aerospace Products Group, currency impacts, and lower volume.
Furniture, Flooring & Textile Products
Trade sales decreased $19 million, or 3%. Organic sales decreased 2%. Volume decreased 3% from declines in Home Furniture and Flooring. Raw material-related selling price increases and currency benefit increased sales 1%. The 2025 divestiture of a small Work Furniture operation reduced sales less than 1%.
EBIT decreased $16 million, primarily from lower volume impacts, margin compression in our Flooring business, and currency impact. These items were partially offset by the benefit from refunds of IEEPA tariffs in the second quarter that were paid during the 11-month period they were in force. During that period, competitive pressures led to margin compression as cost increases, including tariffs, were not fully recovered through increased selling prices.
LIQUIDITY AND CAPITALIZATION
Liquidity
Sources of Cash
Cash on Hand
At June 30, 2026, we had cash and cash equivalents of $546 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Approximately 85% of these funds are held in the international accounts of our foreign operations.
If we were to bring back immediately all our foreign cash to the United States in the form of dividends, we would pay foreign withholding taxes of approximately $29 million based on current withholding tax rates. Due to capital requirements in various jurisdictions, approximately $22 million of this cash was inaccessible for repatriation at June 30, 2026. Inaccessible cash balances can fluctuate from quarter to quarter based on the amount of foreign distributable profits available and the variability of our foreign cash balances.
Cash from Operations
The primary source of funds for our short-term cash requirements is our cash generated from operating activities. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the six months ended June 30, 2026 was $(10) million, down $101 million from the same period last year, reflecting an expected larger investment in working capital, as well as lower earnings.

We ended the quarter with working capital at 26.3% and adjusted working capital at 13.9% of annualized trade sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities, and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed in Cash on Hand above, a substantial majority of these funds are held by international operations and may not be immediately accessible.

(Dollar amounts in millions)	June 30, 2026	December 31, 2025
Current assets	$1,831.3	$1,743.6
Current liabilities	779.3	775.0
Working capital	1,052.0	968.6
Less: Cash and cash equivalents included in current assets	545.8	587.4
Add: Current debt maturities and current portion of operating lease liabilities included in current liabilities	50.0	53.0
Adjusted working capital	$556.2	$434.2
Annualized sales [1]	$3,998.8	$3,754.4
Working capital as a percent of annualized trade sales	26.3%	25.8%
Adjusted working capital as a percent of annualized trade sales	13.9%	11.6%
1 Annualized sales is the respective quarter's sales multiplied by 4 (second quarter 2026 and fourth quarter 2025 sales were $999.7 million and $938.6 million, respectively). We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.
Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	June 30, 2026	December 31, 2025	June 30, 2025		June 30, 2026	December 31, 2025	June 30, 2025
Trade Receivables	$518.4	$433.7	$542.2	DSO [1]	47	42	47

Inventories	$638.3	$622.6	$648.6	DIO [2]	73	74	68

Accounts Payable	$475.5	$466.6	$468.4	DPO [3]	54	53	49

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

In March 2025, our Aerospace Products Group met the criteria to be classified as held for sale, and was subsequently divested on August 29, 2025, as discussed in Note N to the Consolidated Condensed Financial Statements on page 23. As a result of the held-for-sale classification, trade receivables, inventories, and accounts payable balances for the Aerospace Products Group at June 30, 2025 are excluded in the table above. If net trade sales and cost of goods sold for the three months ended June 30, 2025 are excluded from the days calculations, our DSO for that time period would be approximately two days higher and DIO and DPO would be approximately three days higher.
Trade Receivables - Our trade receivables and DSO increased at June 30, 2026 compared to December 31, 2025 primarily due to increased trade sales of steel rod and wire, seasonality in our Textiles business, and timing of collections. Trade receivables decreased compared to June 30, 2025 primarily due to lower sales volumes and timing of collections, partially offset by increased trade sales of steel rod and wire, expanded metal margins, and chemical price increases.
We recorded bad debt expense of $3 million and $2 million during the first six months of 2026 and 2025, respectively. Weak demand and changing market dynamics have created disruption and financial instability, including bankruptcy, for some of our customers, particularly in the Bedding Products segment. We have seen slower payment trends among certain customers, and we are actively managing and maintaining close oversight of these receivables. We monitor our receivables closely and make reserve decisions based upon individual customer risk reviews, aging of customer accounts, historical loss experience, and general macroeconomic and industry trends that could impact the expected collectability of all customers or pools of customers with similar risk.
Inventories - Our inventories increased at June 30, 2026 compared to December 31, 2025 due to increased scrap steel purchases and increased chemical costs, partially offset by seasonal inventory reductions in our Textiles business. Inventories decreased compared to June 30, 2025 due to inventory reductions to align with demand softness, partially offset by increased scrap steel purchases and higher steel and chemical costs.
We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also monitor potential inventory implications for customers experiencing financial challenges which may impact their ability to take delivery of previously ordered inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. Inventory write-downs for the first six months of 2026 were $7 million versus $8 million in the first six months of 2025.
Accounts Payable - Our accounts payable increased compared to both December 31, 2025 and June 30, 2025 primarily due to increased scrap steel purchases and higher steel and chemical costs, partially offset by demand softness and timing of payments. We continue to look for ways to establish and maintain favorable payment terms through purchasing synergies and also utilize third-party services that offer flexibility to our vendors, which, in turn, helps us manage our DPO as discussed below.
Accounts Receivable and Accounts Payable Programs - We participate in trade receivables sales programs in combination with third-party banking institutions and certain customers. Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount. Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Condensed Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows. Approximately $45 million of trade receivables were sold and removed from our balance sheets at both June 30, 2026 and December 31, 2025. These sales reduced our quarterly DSO by roughly four days at both June 30, 2026 and December 31, 2025. There was no operating cash flow impact for the six months ended June 30, 2026.
For accounts payable, we utilize third-party programs that allow our suppliers to be paid earlier at a discount. While we continue to make payments based on our customary terms, a supplier can elect to take payment from a third party earlier with a discount, and in that case, we pay the third party on the original due date of the invoice. Contracts with our suppliers are negotiated independently of supplier participation in the programs, and we cannot increase payment terms pursuant to the programs. As such, there is no direct impact on our DPO, accounts payable, operating cash flows, or liquidity. The accounts payable settled through the third-party programs, which remain on our Consolidated Condensed Balance Sheets, were approximately $115 million at both June 30, 2026 and December 31, 2025.
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
Commercial Paper Program
Another source of funds for our short-term cash requirements is our $1.0 billion commercial paper program. As of June 30, 2026, we had $668 million available under the program. For more information on our commercial paper program, see Commercial Paper Program on page 41. However, pursuant to the terms of the Somnigroup Merger Agreement, during the period after signing but prior to closing, the Company may not incur indebtedness for borrowed money under the credit facility or the commercial paper program, in the aggregate, in excess of $150 million unless consented to by Somnigroup, in writing, and such consent cannot be unreasonably withheld.
Credit Facility
Our credit facility is a multi-currency facility providing us the ability, from time to time, to borrow, repay, and re-borrow up to $1.0 billion until the maturity date, at which time our ability to borrow under the facility will terminate. The credit facility matures in July 2030. Currently, there are no borrowings under the credit facility. For more information on our credit facility, see Credit Facility on page 42. However, pursuant to the terms of the Somnigroup Merger Agreement, during the period after signing but prior to closing, the Company may not incur indebtedness for borrowed money under the credit facility or the commercial paper program, in the aggregate, in excess of $150 million unless consented to by Somnigroup, in writing, and such consent cannot be unreasonably withheld.
Capital Markets
Our cost of borrowing and ability to access the capital markets are affected by market conditions and the credit ratings assigned to our debt. While we believe that we have the ability to raise debt in the capital markets which acts as a source of funding of long-term cash requirements, a downgrade of our credit rating could limit our access to the capital markets and result in increased borrowing costs. Currently, we have $1.5 billion of senior notes outstanding in equal tranches maturing in 2027, 2029, and 2051. For more information, please see Long-Term Debt on page 42. However, our ability to raise debt in the capital markets is subject to the terms of the Somnigroup Merger Agreement. In particular, unless consented to by Somnigroup, in writing, which may not be unreasonably withheld, during the period after signing but prior to closing, we may not raise debt in the capital markets, unless subject to certain conditions, we refinance our outstanding senior notes within three months of maturity.
Uses of Cash
Prior to the Somnigroup Merger Agreement, we expected to use cash to reduce net debt and grow our business, both organically and through strategic acquisitions, while also returning cash to shareholders through share repurchases and dividends. However, the Somnigroup Merger Agreement restricts our uses of cash, during the period after signing but prior to closing, as described below unless consented to by Somnigroup, in writing, and such consent cannot be unreasonably withheld.

Capital Expenditures
We are making investments to support expansion in businesses and product lines where sales are profitably growing, maintenance, efficiency improvements, and system enhancements. We expect capital expenditures of approximately $100 million in 2026, with $45 million spent during the six months ended June 30, 2026. For the periods covered, our employee incentive plans emphasized returns on capital, including capital expenditures and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists. Pursuant to the terms of the Somnigroup Merger Agreement, during the period after signing but prior to closing, the Company may not make capital expenditures in excess of $150 million in the aggregate in any calendar year, unless consented to by Somnigroup, in writing, and such consent cannot be unreasonably withheld.
Dividends
In the second quarter of 2026, we declared a quarterly dividend of $.05 per share, consistent with the quarterly dividend declared in the second quarter of 2025. We paid $7 million in each of the second quarters of 2026 and 2025 for the quarterly dividend declared in the first quarter of each year. On July 30, 2026, the Board of Directors declared a third quarter dividend of $.05 per share, consistent with the quarterly dividend declared in the third quarter of 2025. The dividend will be paid on August 24, 2026 to shareholders of record on August 10, 2026. Pursuant to the terms of the Somnigroup Merger Agreement, during the period after signing but prior to closing, unless consented to by Somnigroup, in writing, and such consent cannot be unreasonably withheld, the Company may only continue the dividend of up to $.05 per share per calendar quarter and may only increase the dividend by up to $.01 per share per calendar year.
Share Repurchases
During the second quarter of 2026, there were no material share repurchases and we issued .2 million shares through employee benefit plans. For the first six months of 2026, we repurchased .3 million shares of our stock (at an average price of $11.46) and issued 1.4 million shares through employee benefit plans.
We have been authorized by the Board to repurchase up to 10 million shares each calendar year, but we have established no specific repurchase commitment or timetable. Pursuant to the terms of the Somnigroup Merger Agreement, during the period after signing but prior to closing, the Company may not purchase any of its shares of common stock, except with respect to (a) the satisfaction of exercise price or the tax withholding obligations in connection with the vesting, exercise and/or settlement of Company equity awards or (b) upon the forfeiture of outstanding Company equity awards pursuant to their terms upon the termination of the employment of the holder thereof or otherwise, in each case, unless consented to by Somnigroup, in writing, and such consent cannot be unreasonably withheld.
Acquisitions
We seek acquisitions that add capabilities to our businesses. We expect all acquisitions to have a clear strategic rationale, a sustainable competitive advantage, a strong fit with the Company, and be in attractive and growing markets. We did not acquire any businesses in the first six months of 2026. For the full year 2026, we currently expect acquisition activity to be minimal. Pursuant to the terms of the Somnigroup Merger Agreement, during the period after signing but prior to closing, the Company may not make any acquisitions with consideration of $10 million or more individually or with aggregate consideration of $25 million (across all such acquisitions), unless consented to by Somnigroup, in writing, and such consent cannot be unreasonably withheld.
Short-Term and Long-Term Cash Requirements
In addition to the expected uses of cash discussed above, we have various material short-term (12 months or less) and long-term (more than 12 months) cash requirements. There have been no material changes in the second quarter of 2026 to our short-term or long-term cash requirements as previously reported in our cash requirements table on page 56 of our Form 10-K filed February 26, 2026. We expect to have adequate liquidity to meet our short-term and long-term cash requirements.

Capitalization
Capitalization Table
This table presents key debt and capitalization statistics for the periods presented:

(Dollar amounts in millions)	June 30, 2026	December 31, 2025
Total debt excluding credit facility/commercial paper	$1,498.3	$1,497.7
Less: Current maturities of long-term debt and short-term debt	1.5	1.5
Scheduled maturities of long-term debt	1,496.8	1,496.2
Average interest rates [1]	3.8%	3.8%
Average maturities in years [1]	9.9	10.4
Average interest rate during the period (2026-three months; 2025-twelve months)	4.2%	5.0%
Total long-term debt	1,496.8	1,496.2
Deferred income taxes and other liabilities	244.5	242.6
Total equity	1,082.2	1,022.6
Total capitalization	$2,823.5	$2,761.4
Unused committed credit: [2]
Long-term	$1,000.0	$1,000.0
Short-term	—	—
Total unused committed credit	$1,000.0	$1,000.0

Cash and cash equivalents	$545.8	$587.4

[1]	These rates include current maturities, but exclude commercial paper (when outstanding) to reflect the averages of outstanding debt with scheduled maturities.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year-end 2025 and at the end of the second quarter of 2026, had a total authorized program amount of $1.0 billion. However, our borrowing capacity is limited by covenants to our credit facility and restrictions in the Somnigroup Merger Agreement. Reference is made to the discussion under Commercial Paper Program below and Credit Facility on page 42 for more details about our borrowing capacity at June 30, 2026.

Commercial Paper Program
Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	June 30, 2026	December 31, 2025
Total authorized program	$1,000.0	$1,000.0
Commercial paper outstanding (classified as long-term debt)	—	—
Letters of credit issued under the credit agreement	—	—
Amount limited by restrictive covenants of credit facility [1]	332.4	291.0
Total program available [2]	$667.6	$709.0

[1]
Our borrowing capacity is limited by covenants to our credit facility. Reference is made to the discussion under Credit Facility on page 42 for more details about our borrowing capacity at June 30, 2026.

[2]	Pursuant to the terms of the Somnigroup Merger Agreement, during the period after signing but prior to closing, the Company may not incur indebtedness for borrowed money under the credit facility or the commercial paper program, in the aggregate, in excess of $150 million unless consented to by Somnigroup, in writing, and such consent cannot be unreasonably withheld.

The average and maximum amounts of commercial paper outstanding during the second quarter of 2026 were $4 million and $58 million, respectively. At quarter end, we had no letters of credit outstanding under the credit facility, but we had issued $90 million of stand-by letters of credit under other bank agreements to take advantage of better pricing.
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
The Company has multiple credit rating agencies that provide ratings of our short and long-term debt. In the past, rating downgrades have resulted in, and could continue to result in, higher interest rates. Lower credit ratings could adversely affect our sources of borrowing and our financial arrangements, including access to the capital markets, commercial paper market, our lending agreements, and supply chain financing arrangements. As a result of the announcement of the Somnigroup Merger Agreement, independent rating agencies have placed the Company's debt under a negative credit watch, which could lead to a downgrade and affect our ability to borrow in the commercial paper market. If we are unable to meet our short-term borrowing needs in the commercial paper market, we may rely more heavily on bank debt to fund short-term working capital needs at higher interest costs.
Credit Facility
Our multi-currency credit facility matures in July 2030. It provides us the ability, from time to time, subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.0 billion. At June 30, 2026, we were in compliance with all of our debt covenants. Capitalized terms used in this section but not defined herein have the meanings set forth in the Credit Agreement.
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
Our credit facility serves as back-up for our commercial paper program. At June 30, 2026, we had no commercial paper outstanding and had no borrowing under the credit facility. As our trailing 12-month Consolidated EBITDA, Unrestricted Cash, and debt levels change, our borrowing capacity increases or decreases. Based on our trailing 12-month Consolidated EBITDA, Unrestricted Cash, leverage ratio covenant of 3.50 to 1.00, and debt levels at June 30, 2026, our borrowing capacity under the credit facility was $668 million. However, this may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our Consolidated EBITDA, Unrestricted Cash, and debt levels. Pursuant to the terms of the Somnigroup Merger Agreement, during the period after signing but prior to closing, the Company may not incur indebtedness for borrowed money under the credit facility or the commercial paper program, in the aggregate, in excess of $150 million unless consented to by Somnigroup, in writing, and such consent cannot be unreasonably withheld.
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
Critical accounting estimates are those that are: (a) subject to uncertainty and change and (b) of material impact to our financial statements. There were no newly identified critical accounting policies or estimates in the first six months of 2026, and there have been no material changes to our critical accounting policies and estimates as previously disclosed beginning on page 59 in our Form 10-K filed February 26, 2026.
CONTINGENCIES
Litigation
Litigation Contingencies
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings, we have recorded an immaterial aggregate litigation contingency accrual at June 30, 2026 (which does not include accrued expenses related to employment, workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues, and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of accruals for litigation contingencies are estimated to be $18 million. If our assumptions or analyses regarding any of our contingencies are incorrect, or if facts change or future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $18 million referenced above), which could have a material negative impact on our financial condition, results of operations, and cash flows. Also, we could be subject to future litigation of various types that could negatively impact our financial condition, results of operations, and cash flows.
For more information regarding our litigation contingencies, see Item 1 Legal Proceedings on page 48 and Note O Contingencies on page 23 of the Notes to Consolidated Condensed Financial Statements.
China Withholding Tax Matters
China recently intensified its review of tax compliance among foreign enterprises. We underwent reviews in 2023 and 2024 resulting in no material assessments, while in 2025 and 2026, we have seen an increased number of these reviews initiated by various Chinese tax authorities. In 2026, we received three formal tax assessments for approximately $24 million, in the aggregate, each alleging failures to satisfy beneficial owner requirements for purposes of applying reduced dividend withholding tax rates. Although the outcome is uncertain, we believe we have valid defenses and are currently contesting each of the assessments through the administrative appeal process in China, and have not recorded any income tax expense associated with these matters. While we believe we will be successful, we could incur additional income tax expense that could have a material negative effect on our results of operations or financial condition.
Climate Change
Transition Risks
Change in Laws, Regulations, and Policies. Climate change is commonly attributed to increased greenhouse gas (GHG) emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. At June 30, 2026, we had approximately 100 production facilities in 18 countries, primarily located in North America, Europe, and Asia. We also maintain a fleet of semi-trucks that emit GHG emissions. Certain transition risks, or risks related to the process of reducing our carbon footprint, could materially affect our business, capital expenditures, results of operations, financial condition, competitive position, and reputation. One transition risk is the change in laws, regulations, and policies that could impose significant operational and compliance burdens. Also, if our customers incur additional costs to comply with such laws, regulations, and policies, impacting their ability to operate at the same or similar levels, the demand for our products could be adversely affected. Inconsistent climate legislation in jurisdictions where we operate creates economic and regulatory uncertainty and could increase our costs if such laws, regulations, or policies impose significant operational restrictions and compliance requirements on us. Non-compliance with such laws, regulations, and policies could also negatively impact our reputation. To date, however, we have not experienced a material impact from these legislative and regulatory efforts.
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
Physical Climate Change Risks
Direct Physical Effects. The acute and chronic physical effects of severe weather-related events, natural disasters, and/or significant climate pattern changes could have an increasingly adverse impact on our business and customers. As mentioned above, at June 30, 2026, we had approximately 100 manufacturing facilities in 18 countries, primarily located in North America, Europe, and Asia. We serve thousands of customers worldwide in over 70 countries.
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
GHG Emissions Reduction Strategy
To date, we have not experienced material climate-related compliance costs. However, evaluating opportunities to reduce our emissions, setting GHG emissions reduction goals, and measuring performance in achieving those goals are part of our sustainability and corporate governance strategy. We completed our GHG emissions inventory covering 2019 through 2025. To ensure our information is complete and accurate, we engaged a third-party limited assurance provider for these years. Our emissions inventory includes Scope 1 and Scope 2 carbon dioxide equivalent emissions. We considered the principles and guidance of the GHG Protocol Corporate Accounting and Reporting Standard. At the end of 2025, our total GHG emissions, measured using a market-based approach, were approximately 20% less than our combined Scope 1 and 2 GHG emissions over our baseline year of 2019, which was due in significant part to the decrease in production over the same time period.
Our baseline measurement informed our long-term GHG emissions reduction strategy, including setting GHG reduction goals and other key performance areas. Our GHG emissions reduction strategy will continue to evolve, but we have established GHG emissions reduction goals which can be found in our Sustainability Progress Report available at www.leggett.com/sustainability. Our ability to achieve any stated goal is subject to numerous factors and conditions, many of which are outside of our control, including but not limited to, evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, and the pace of changes in available materials and technology. Neither our Sustainability Progress Report, nor the Leggett website constitute part of this Quarterly Report on Form 10-Q.
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

Customer Accounts Receivable and Inventory
Weak demand and changing market dynamics have created disruption and financial instability for some of our customers. We have seen slower payment trends among certain customers, and we are actively managing and maintaining close oversight of these receivables. We also monitor potential inventory implications for customers experiencing financial challenges which may impact their ability to take delivery of previously ordered inventory.
We monitor our receivables and inventory closely and make reserve decisions based upon individual customer risk reviews, aging of customer accounts, historical loss experience, and general macroeconomic and industry trends that could impact the expected collectability of all customers or pools of customers with similar risks.
We recorded bad debt expense of $3 million and $2 million during the first six months of 2026 and 2025, respectively. We also recorded inventory write-downs of $7 million and $8 million during the first six months of 2026 and 2025, respectively.
If our customers are unable to pay us and take delivery of previously ordered inventory on a timely basis, or outcomes of bankruptcy proceedings are less favorable than estimated, larger reserves may be required and may result in a negative impact on our earnings, liquidity, cash flow, and financial condition.
NEW ACCOUNTING STANDARDS
The FASB has issued accounting guidance effective for current and future periods. See Note A Interim Presentation to the Consolidated Condensed Financial Statements on page 10 for a more complete discussion.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $205.0 million less than carrying value of $1,490.9 million at June 30, 2026 and approximately $175.0 million less than carrying value of $1,490.0 million at December 31, 2025. The fair value of fixed rate debt was based on quoted market prices in an active market. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and it can vary based on operating cycles and currency rate fluctuations. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $1,253.4 million at June 30, 2026 compared to $1,315.2 million at December 31, 2025.
Derivative Financial Instruments
We are subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, we utilize derivative instruments (individually or in combinations) to reduce or eliminate these risks. We seek to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is our policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note A Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 26, 2026 and Note M Derivative Financial Instruments beginning on page 22 of the Notes to Consolidated Condensed Financial Statements and is incorporated by reference into this section.

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
Item 4. Controls and Procedures.
EFFECTIVENESS OF COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES
An evaluation as of June 30, 2026 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of June 30, 2026, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN THE COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
The information in Note O Contingencies on page 23 and Note J Income Taxes on page 19 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. Reference is made to Item 3. Legal Proceedings, and Note O Income Taxes and Note T Contingencies in the Notes to Consolidated Financial Statements in our Form 10-K filed February 26, 2026, and Item 1. Legal Proceedings, and Note N Income Taxes and Note M Contingencies in the Notes to Consolidated Condensed Financial Statements in our Form 10-Q filed May 7, 2026.
MATTRESS ANTIDUMPING MATTERS
Antidumping and Countervailing Order Petitions Regarding Mattresses from China, Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam. On March 31, 2020, the Company, along with Brooklyn Bedding LLC, Corsicana Mattress Company, Elite Comfort Solutions (a Leggett subsidiary), FXI, Inc., Innocor, Inc., Kolcraft Enterprises, Inc., and two labor unions—the International Brotherhood of Teamsters and the United Steelworkers (collectively, the “2020 Petitioners”)—filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC). The petitions alleged that mattress manufacturers in Cambodia, Indonesia, Malaysia, Serbia, Thailand, Turkey, and Vietnam were selling products in the United States at less than fair value, and that manufacturers in China were receiving unfair subsidies. The DOC imposed antidumping and countervailing duties ranging from 2% to 763%, effective through May 2026. Following appeals, the U.S. Court of International Trade (CIT) upheld the ITC’s injury determination. However, the DOC revoked the order on mattresses from Indonesia, and the 2020 Petitioners filed an appeal with the U.S. Court of Appeals for the Federal Circuit on April 17, 2025, which remains pending. On April 1, 2026, the DOC initiated a sunset review to determine whether to extend the orders for an additional five years. Because the DOC did not receive adequate substantive responses related to this sunset review, on May 20, 2026, it announced that it will conduct an expedited sunset review. On July 6, 2026, the ITC announced it would also conduct an expedited sunset review.
Separately, on February 6, 2025, the DOC determined that revocation of the 2019 antidumping duty order on mattresses from China would likely lead to continued dumping. The DOC extended the order, and duties of up to 1,732% will remain in effect through May 2030.
Antidumping and Countervailing Order Petitions Regarding Mattresses Imported From Indonesia, Bosnia and Herzegovina, Bulgaria, Burma, India, Italy, Kosovo, Mexico, the Philippines, Poland, Slovenia, Spain, and Taiwan. On July 28, 2023, the Company, along with Brooklyn Bedding LLC, Carpenter Company, Corsicana Mattress Company, Future Foam, Inc., FXI, Inc., Kolcraft Enterprises Inc., Serta Simmons Bedding, LLC, Southerland Inc., Tempur Sealy International, and the same two labor unions (collectively, the “2023 Petitioners”), filed petitions with the DOC and ITC. These petitions alleged that mattress manufacturers in Bosnia and Herzegovina, Bulgaria, Burma, India, Italy, Kosovo, Mexico, the Philippines, Poland, Slovenia, Spain, and Taiwan were selling products in the United States at less than fair value, and that manufacturers in Indonesia were receiving unfair subsidies. The ITC issued a preliminary injury determination on September 11, 2023. The DOC made a negative preliminary finding on Indonesian subsidies on December 26, 2023, and therefore did not impose countervailing duties. Final determinations for Bosnia and Herzegovina, Bulgaria, Burma, Italy, Philippines, Poland, Slovenia, and Taiwan were issued on May 9, 2024, with duties ranging from 106% to 745%. The ITC issued its final injury determination on June 11, 2024, and sunset reviews are scheduled for June 2029. For India, Kosovo, Mexico, and Spain, final DOC determinations were published on July 22, 2024, with duties ranging from 5% to 345%. The ITC issued its final injury determination for those countries on August 28, 2024. Although the case is resolved with respect to duties and injury findings, an importer has appealed the ITC’s critical circumstances determination imposing retroactive duties. That appeal remains pending.
On November 18, 2025, the Company, along with the 2023 Petitioners, filed with the DOC requests to initiate anti-circumvention inquiries on mattress component imports from Poland, Mexico, and Malaysia. The requests allege that mattress components are being imported from these three countries and assembled into finished mattresses in the United States, which are then sold in the United States. The anti-circumvention requests allege that the assembly of these components is minor or insignificant under the law and as a result, the mattress component imports from Poland, Mexico, and Malaysia are allegedly circumventing antidumping orders. The Company, along with the other companies involved in this matter, withdrew their circumvention request regarding Poland on June 8, 2026. The requests for Mexico and Malaysia are proceeding.
CHINA WITHHOLDING TAX MATTERS
Three of the Company’s Chinese subsidiaries received formal tax assessments from local tax authorities in China (Zhaoqing, Jiaxing, and Wuxi) totaling approximately $24 million, in the aggregate, with each assessment relating to an alleged failure to satisfy beneficial owner requirements for purposes of applying reduced dividend withholding tax rates. The assessments assert that dividends paid by our Chinese subsidiaries to a non-Chinese parent within the Company’s organizational structure should have been subject to a 10% withholding tax rate rather than the 5% rate applied.
Zhaoqing Assessment. On January 26, 2026, our subsidiary, Hong Kong Veilon Limited, received an assessment from the Zhaoqing High-tech Industrial Development Zone Tax Bureau associated with dividends it received covering the 2021 through 2024 tax periods. The assessment includes tax and penalties totaling approximately $12 million. Our Zhaoqing branch made this payment in the second quarter of 2026 as guarantor to preserve the Company’s appeal rights. The matter has entered into the administrative appeal process, and litigation may occur if administrative remedies are exhausted.
Jiaxing Assessment. On April 3, 2026, our subsidiary, Leggett & Platt Asia Limited, received an assessment from the Wangjiangjing Tax Office, Xiuzhou District Tax Bureau, Jiaxing City associated with dividends it received covering the 2021 through 2024 tax periods. The assessment includes tax and penalties totaling approximately $5 million. Our Jiaxing branch posted a guarantee in the second quarter of 2026 and the matter has now entered into the appeal process. Litigation may occur if administrative remedies are exhausted.
Wuxi Assessment. On April 8, 2026, our subsidiary, Leggett & Platt Asia Limited, received an assessment from the Wuxi Huishan District Tax Bureau – Luoshe Tax Branch associated with dividends it received covering the 2021 through 2025 tax periods. The assessment includes tax and penalties totaling approximately $7 million. Our Wuxi branch made this payment in the second quarter of 2026 as guarantor to preserve the Company's appeal rights. The matter has entered into the appeal process, and litigation may occur if administrative remedies are exhausted.
Although the outcome is uncertain, we believe we have valid defenses and are now rigorously contesting each of the assessments through the administrative appeal process in China, and have not recorded any income tax expense associated with these matters. While we believe we will be successful, it is reasonably possible over the next 12 months we could incur additional income tax expense that could have a material negative effect on our results of operations or financial condition.
IEEPA DUTY REFUNDS
Information regarding potential International Emergency Economic Powers Act (IEEPA) duty refunds is provided in the “Major Factors That Impact Our Business: Tariffs Impacting Our Business” section in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 27 and is incorporated by reference into this section.
SHAREHOLDER CLAIMS REGARDING SOMNIGROUP MERGER
On July 8, 2026, Dharmesh Modi, a purported Leggett & Platt shareholder, filed a complaint against the Company, and certain of its directors including Karl G. Glassman, Angela Barbee, Robert E. Brunner, Mary Campbell, Joseph W. McClanathan, Srikanth Padmanabhan and Jai Shah (collectively, the “Modi Defendants”) in the United States District Court, for the Northern District of Illinois. Mr. Modi alleged that the Modi Defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 14a-9 promulgated under the Exchange Act, asserting that the proxy materials filed with the Securities and Exchange Commission (the "SEC") and delivered to the Leggett & Platt shareholders to seek approval of the Somnigroup Merger (the "Proxy Statement") are materially incomplete and contain materially misleading statements. Mr. Modi seeks (i) to enjoin the Modi Defendants from proceeding with the Leggett shareholder vote to approve the Somnigroup Merger or taking steps to consummate the Somnigroup Merger until curative disclosures that fully address the alleged deficiencies are made, (ii) to rescind the Somnigroup Merger

Agreement, or grant Mr. Modi rescissory rights, and (iii) damages for the alleged wrongdoing, and reasonable fees and expenses. The Modi Defendants believe Mr. Modi’s allegations are without merit and that no additional disclosure is required in the proxy materials and intend to vigorously defend against the claims.
On July 29, 2026, each of James Jones and Richard Lawrence, both purported Leggett & Platt shareholders, filed separate complaints (together, the “Complaints”) against the Modi Defendants and director Phoebe A. Wood (together with the Modi Defendants, the “Defendants”) in the Supreme Court of the State of New York, County of New York. The Complaints allege that the Proxy Statement is materially incomplete and misleading and assert claims for negligent misrepresentation and concealment and negligence under New York common law. The Complaints seek, among other things, to enjoin the Defendants from consummating the Somnigroup Merger until disclosures are made to address the alleged deficiencies, rescission of the Somnigroup Merger if consummated or awarding actual and punitive damages, costs of the actions, including attorneys’ fees and experts’ fees and expenses, and any other relief the court may deem just and proper. The Defendants believe each of the Complaints' allegations are without merit and that no additional disclosure is required in the Proxy Statement and intend to vigorously defend against the Complaints.
On August 3, 2026, Martin Siegel, a purported Leggett & Platt shareholder, filed a complaint (the “Siegel Complaint”) against the Company, all of the above named members of the Company’s Board of Directors, Somnigroup International Inc., and Sparrow Unity Corporation (collectively, the “Siegel Defendants”) in the Circuit Court of St. Louis County, State of Missouri. The Siegel Complaint alleges that the Siegel Defendants (i) violated the Missouri Securities Act, (ii) violated the New Jersey Uniform Securities Law, (iii) are liable for negligent misrepresentation, concealment, and negligence under the common law of Missouri and New Jersey, and (iv) are liable for civil conspiracy under the New Jersey common law. All of the allegations are based, in part, on assertions that the Proxy Statement/Prospectus contains materially false and misleading statements and omits facts necessary to make the statements made, in light of the circumstances, not misleading, and that the Siegel Defendants aided in the preparation, approval, and dissemination of the Proxy Statement/Prospectus. The Siegel Complaint seeks, among other things, to require the Siegel Defendants to make corrective and complete disclosures, to enjoin and/or rescind the shareholder vote concerning the Somnigroup Merger until trial or until the Siegel Defendants make corrective and complete disclosures, and to award interest, attorneys’ fees, expert fees, and other expenses and costs in an amount to be determined. The Company believes the allegations in the Siegel Complaint are without merit and that no additional disclosure is required in the Proxy Statement/Prospectus and intends to vigorously defend against the Siegel Complaint.
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
If the Somnigroup Merger is completed, each share of the Company's common stock outstanding immediately prior to the Somnigroup Merger (other than the Company's Cancelled Shares and Dissenting Shares as provided by the Merger Agreement) will automatically be converted into the right to receive 0.1455 shares of Somnigroup common stock and, if applicable, cash in lieu of fractional shares (the Somnigroup Merger Consideration). Because the exchange ratio is fixed, the value of the Somnigroup Merger Consideration will depend on the market price of Somnigroup common stock at the time the Somnigroup Merger is completed. The value of Somnigroup common stock has fluctuated since the date of the announcement of the unsolicited offer made by Somnigroup to acquire the Company and will continue to fluctuate. Accordingly, the Company's shareholders will not know or be able to determine the market value of the Somnigroup Merger Consideration they would receive upon completion of the Somnigroup Merger. Share price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Somnigroup’s and the Company's respective businesses, operations and prospects, market assessments of the likelihood that the Somnigroup Merger will be completed and the timing of the Somnigroup Merger and regulatory considerations. Many of these factors are beyond the Company's control.
Completion of the Somnigroup Merger is subject to certain conditions, including approval of our shareholders and certain governmental and regulatory approvals, and if these conditions are not satisfied or waived, the Somnigroup Merger will not be completed.
The completion of the Somnigroup Merger is subject to satisfaction or waiver of certain customary closing conditions, including (i) the adoption of the Somnigroup Merger Agreement by the Company's shareholders, (ii) certain governmental and regulatory approvals, (iii) the absence of any injunction or other order issued by a court of competent jurisdiction or applicable law or legal prohibition prohibiting or making illegal the consummation of the Somnigroup Merger, and (iv) approval for listing on the NYSE of the shares of Somnigroup common stock to be issued in connection with the Somnigroup Merger. The obligation of each party to consummate the Somnigroup Merger is also conditioned upon (i) the other party having performed in all material respects its obligations under the Somnigroup Merger Agreement, (ii) the other party's representations and warranties in the Somnigroup Merger Agreement being true and correct (subject to certain materiality qualifiers) and (iii) the other party having not experienced a material adverse effect. On June 3, 2026, the required 30-day waiting period under the HSR Act expired. There can be no assurance that the conditions to the closing of the Somnigroup Merger will be satisfied or waived or that the Somnigroup Merger will be completed.
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
•the Company may experience negative reactions from its customers (including Somnigroup and its affiliates), regulators and employees;
•the Company will be required to pay certain costs relating to the Somnigroup Merger, whether or not the Somnigroup Merger is completed;
•the Somnigroup Merger Agreement places certain restrictions on the conduct of the Company's businesses prior to completion of the Somnigroup Merger, and such restrictions, the waiver of which are subject to the written consent of Somnigroup, and subject to certain exceptions and qualifications, may prevent the Company from taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Somnigroup Merger that the Company would have made, taken or pursued if these restrictions were not in place; and

•matters relating to the Somnigroup Merger (including integration planning) have required and will continue to require substantial commitments of time and resources by the Company's management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to the Company as an independent company.
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
The Company will be subject to various uncertainties while the Somnigroup Merger is pending, which may cause disruption and may make it more difficult to maintain relationships with customers and other third parties.
The Company’s efforts to complete the Somnigroup Merger could cause substantial disruptions in, and create uncertainty surrounding, its business, which may materially adversely affect its results of operation and its business. Uncertainty as to whether the Somnigroup Merger will be completed may affect the Company’s ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Somnigroup Merger is pending because employees may experience uncertainty about their roles following the Somnigroup Merger. As mentioned above, a substantial amount of our management’s and employees’ attention is being directed toward the completion of the Somnigroup Merger and thus is being diverted from our day-to-day operations. Uncertainty as to the Company’s future could materially adversely affect its business and its relationship with customers and potential customers. The adverse effects of the pendency of the Somnigroup Merger could be exacerbated by any delays in completion of the Somnigroup Merger or termination of the Somnigroup Merger Agreement. For example, customers, suppliers and other third parties may defer decisions concerning working with the Company, or seek to change existing business relationships with the Company. Changes to or termination of existing business relationships could adversely affect the Company’s revenue, earnings and financial condition, as well as the market price of Leggett & Platt common stock.
In addition, the Company may also be subject to potential risks with respect to its ongoing relationship with Somnigroup, including the possibility of Somnigroup reducing its commercial relationship with the Company if the Somnigroup Merger is not completed, which could adversely impact the Company’s results of operations.
Litigation against the Company could result in substantial costs, prevention or delay of the completion of the Somnigroup Merger, and/or a judgment resulting in the payment of damages.
The Company is subject to shareholder litigation seeking (i) to enjoin the Leggett shareholder vote to approve the Somnigroup Merger and from taking steps to consummate the Somnigroup Merger until curative disclosures that fully address certain alleged disclosure deficiencies are made, (ii) to rescind the Somnigroup Merger Agreement or grant the plaintiff rescissory rights, and (iii) damages and reasonable fees and expenses. This litigation could result in the payment of costs and damages. Also, if the Somnigroup Merger is not completed, because of this litigation or otherwise, the Company's businesses, financial condition, financial results, debt ratings, share prices and/or bond prices may be materially affected.
Additional lawsuits may be brought against the Company or Somnigroup, and/or the directors and officers of either company in connection with the Somnigroup Merger, which also may result in payment of damages. These lawsuits could prevent or delay the completion of the Somnigroup Merger and result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of the existing or any potential lawsuits.

The Company has incurred and will continue to incur significant transaction and merger-related costs in connection with the Somnigroup Merger.
The Company has incurred and expects to continue to incur non-recurring costs associated with the Somnigroup Merger. The significant non-recurring costs associated with the Somnigroup Merger include, among others, fees and expenses of financial advisors and other advisors and representatives, certain employment-related costs relating to employees of the Company and filing fees due in connection with filings required under the HSR Act. Some of these costs have already been incurred or may be incurred regardless of whether the Somnigroup Merger is completed, including a portion of the fees and expenses of financial advisors and other advisors and representatives.
GEOPOLITICAL RISK FACTORS
The conflict involving the United States, Israel, Iran, and other middle eastern countries, and related geopolitical instability has affected, and may continue to adversely affect, our business.
A military conflict involving the United States, Israel, and Iran and other middle eastern countries commenced in February 2026, which has led to disruptions in shipping through the Strait of Hormuz. The conflict and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks (including via artificial intelligence or otherwise), or other governmental or market responses, has led and could continue to lead to, significant disruptions to global energy supplies, increases in global energy prices, heightened inflationary pressures, and adverse impacts on global supply chains, energy markets, commodity prices, prices of inputs and raw materials, gasoline prices, shipping rates, currency exchange rates, financial markets and overall macroeconomic conditions. Although not material, in April 2026, the Iranian government seized a commercial vessel transporting containers of goods purchased by one of our subsidiaries. Furthermore, Iranian strikes on two energy fields in Qatar that supply a meaningful percentage of the world supply of helium resulted in a global shortage of this gas that is essential to the semiconductor manufacturing process. We continue to monitor the potential impact this conflict could have on the availability of semiconductors and on our Automotive Group. In addition, the conflict has placed, and may continue to place, further pressure on the availability and pricing of petroleum‑based products and chemicals, including chemicals used in foam production in our Bedding Products segment and petroleum-based products sold by our Furniture, Flooring & Textile Products segment. If we are unable to pass through additional costs created by this conflict, it could result in materially lower margins, lost sales, and an overall adverse effect on our results of operations.
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
Independent rating agencies evaluate our credit profile and have assigned ratings for our debt, which are reevaluated from time to time. In the past, rating downgrades have resulted in, and could continue to result in, higher interest rates. Lower credit ratings could adversely affect our sources of borrowing and our financial arrangements, including access to the capital markets, commercial paper market, our lending agreements, and supply chain financing arrangements. As a result of the announcement of the Somnigroup Merger Agreement, independent rating agencies have placed us under a negative credit watch. If our ratings are downgraded, our ability to borrow in the commercial paper market could be negatively impacted. If our ability to access and raise debt in the capital markets or meet our short-term borrowing needs in the commercial paper market is limited, we may be required to borrow under our credit facility to fund our liquidity needs. Lower credit ratings have resulted in, and could continue to result in, increased borrowing costs.

Our customers' inability to pay us and take delivery of previously ordered inventory in accordance with their terms could negatively impact our earnings, liquidity, cash flow, and financial condition.
Weak demand and changing market dynamics have created disruption and financial instability for some of our customers. We have seen slower payment trends among certain customers, and we are actively managing and maintaining close oversight of these receivables. We also monitor potential inventory implications for customers experiencing financial challenges which may impact their ability to take delivery of previously ordered inventory.
We monitor our receivables and inventory closely and make reserve decisions based upon individual customer risk reviews, aging of customer accounts, historical loss experience, and general macroeconomic and industry trends that could impact the expected collectability of all customers or pools of customers with similar risks.
We recorded bad debt expense of $3 million and $2 million during the first six months of 2026 and 2025, respectively. We also recorded inventory write-downs of $7 million and $8 million during the first six months of 2026 and 2025, respectively.
If our customers are unable to pay us and take delivery of previously ordered inventory on a timely basis, or outcomes of bankruptcy proceedings are less favorable than estimated, larger reserves may be required and may result in a negative impact on our earnings, liquidity, cash flow, and financial condition.
Our goodwill and other long-lived assets have been, and could be, subject to impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which would be reduced if we determine that those assets are impaired. At June 30, 2026, goodwill and other intangible assets represented $828 million, or 23% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and other noncurrent assets totaled $944 million, or 26% of total assets.
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
The annual goodwill impairment testing in the second quarter of 2026 indicated no impairments. As of June 30, 2026, the fair values of all reporting units exceeded their respective carrying amounts by 50% or less. Our Home Furniture reporting unit exceeded carrying value by less than 5%, and our Bedding and Work Furniture reporting units exceeded carrying value by approximately 10%. While no impairment was recorded, it is possible that future changes in circumstances could result in a non-cash impairment charge.

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
Our multi-currency credit facility matures in July 2030. It provides us the ability, from time to time, subject to certain restrictive covenants and customary conditions, to borrow, repay, and re-borrow up to $1.0 billion. At June 30, 2026, we were in compliance with all of our debt covenants. Capitalized terms used in this section but not defined herein have the meanings set forth in the Credit Agreement.
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
At June 30, 2026, we had no commercial paper outstanding and had no borrowing under the credit facility. Based on our trailing 12-month Consolidated EBITDA, Unrestricted Cash, debt levels, and a leverage ratio covenant of 3.50 to 1.00 at June 30, 2026, our borrowing capacity under the credit facility was $668 million. This may not be indicative of the actual borrowing capacity moving forward, which may be materially different depending on our trailing 12-month Consolidated EBITDA, Unrestricted Cash, debt levels at the time, and leverage ratio requirements. As these factors change, our borrowing capacity may increase or decrease. Notwithstanding the foregoing borrowing capacity under the credit facility, pursuant to the terms of the Somnigroup Merger Agreement, during the period after signing but prior to closing, the Company may not incur indebtedness for borrowed money under the credit facility or the commercial paper program, in the aggregate, in excess of $150 million, unless consented to by Somnigroup, in writing, and such consent cannot be unreasonably withheld.
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
If any of these duties are overturned on appeal, allowed to expire, or circumvented through transshipment or other means, and dumping or subsidization resumes, our competitive position and financial results could be materially and adversely affected. For more information on antidumping and/or countervailing duties regarding innersprings, steel wire rod and mattresses, please refer to the Competition section on page 30 in the Management's Discussion and Analysis of Financial Conditions and Results of Operations of this Form 10-Q, and Item 1 Legal Proceedings on page 48 of this Form 10-Q.
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
In Europe, economic softness and consumer affordability issues have given Chinese electric vehicle (EV) manufacturers opportunities to supply lower price electric vehicles, leading to production declines and program launch delays for our customers. In North America, consumer affordability issues and uncertainty around EV transition timelines are resulting in program launch delays and program cancellations, and our customers replacing higher cost components with lower cost components.
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
We are subject to reviews and/or audits by taxing authorities in the countries where we operate and are currently in various stages of examination in several jurisdictions. China recently intensified its review of tax compliance among foreign enterprises. We underwent reviews in 2023 and 2024 resulting in no material assessments, while in 2025 and 2026, we have seen an increased number of these reviews initiated by various Chinese tax authorities. In 2026, we received three formal tax assessments for approximately $24 million, in the aggregate, each alleging failures to satisfy beneficial owner requirements for purposes of applying reduced dividend withholding tax rates.
Although the outcome is uncertain, we believe we have valid defenses and are contesting each of the assessments through the administrative appeal process in China, and we have not recorded any income tax expense associated with these matters. We have established liabilities for other matters we believe are appropriate, with such amounts representing what we believe is a reasonable provision for taxes that we ultimately might be required to pay. However, our exposure could increase over time as more information becomes known relative to the resolution of these reviews, audits, and assessments, as governmental tax positions may be sustained, or we may agree to certain tax adjustments. We could incur additional tax expense if we have adjustments higher than the liabilities recorded that could have a material negative effect on our results of operations or financial condition.
LEGAL RISK FACTORS
We are exposed to legal contingencies that, if realized, could have a material negative impact on our financial condition, results of operations, and cash flows.
Although we deny liability in all currently threatened or pending legal proceedings, we have recorded an immaterial aggregate legal contingency accrual at June 30, 2026. Based on current known facts and circumstances, aggregate reasonably possible (but not probable, and therefore not accrued) losses in excess of the recorded accruals for legal contingencies are estimated to be $18 million. If our assumptions or analyses regarding any of our contingencies are incorrect, if facts and circumstances change, or if future litigation arises, we could realize losses in excess of the recorded accruals (including losses in excess of the $18 million referenced above) which could have a material negative impact on our financial condition, results of operations, and cash flows. For more information regarding our legal contingencies, please see Item 1 Legal Proceedings on page 48 and Note O Contingencies on page 23 of the Notes to Consolidated Condensed Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
April 2026	—	$—	—	10,000,000
May 2026	—	$—	—	10,000,000
June 2026	—	$—	—	10,000,000
Total	—	$—	—

1    This column does not include shares withheld for taxes on stock unit conversions, as well as forfeitures of stock units, all of which totaled 35,690 shares in the second quarter of 2026. The average price paid per share for these shares was $9.81.
2    On August 7, 2024, the Board authorized the Company to repurchase up to 10 million shares each calendar year. This standing authorization was first announced on Form 10-Q for the quarter ended June 30, 2024, filed August 7, 2024, and will remain in force until repealed by the Board of Directors. However, pursuant to the terms of the Somnigroup Merger Agreement, unless consented to by Somnigroup, in writing, which consent cannot be unreasonably withheld, during the period after signing but prior to closing, the Company may not purchase any of its shares of common stock, except with respect to (a) the satisfaction of exercise price or the tax withholding obligations in connection with the vesting, exercise and/or settlement of Company equity awards or (b) upon the forfeiture of outstanding Company equity awards pursuant to their terms upon the termination of the employment of the holder thereof or otherwise.
Pursuant to the terms of the Somnigroup Merger Agreement, the Company may continue its current quarterly cash dividend of $.05 per share but may only increase the dividend by up to $.01 per share per calendar year.
Item 5. Other Information.
DIRECTOR AND OFFICER TRADING ARRANGEMENTS
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.
        EXHIBIT INDEX

Exhibit No.	Description
2.1****
Agreement and Plan of Merger by and among Somnigroup International Inc., Sparrow Unity Corporation and Leggett & Platt, Incorporated dated as of April 13, 2026, filed April 13, 2026 as Exhibit 2.1 to the Company's Form 8-K, is incorporated herein by reference.

2.2****
Share Purchase Agreement by and among Leggett & Platt, Incorporated, Flow Intermediate II, LLC and Flow UK Holdco, Limited dated April 2, 2025, filed April 2, 2025 as Exhibit 2.1 to the Company's Form 8-K, is incorporated herein by reference.

2.3****
First Amendment to Share Purchase Agreement by and among Leggett & Platt, Incorporated, Flow UK Holdco, Limited, Flow Intermediate II, LLC and Flow France Holdings SAS dated August 29, 2025, filed October 31, 2025 as Exhibit 2.2 to the Company's Form 10-Q, is incorporated herein by reference.

3.1
Restated Articles of Incorporation of the Company as of May 13, 1987, with Amendments dated May 12, 1993 and May 20, 1999; filed November 7, 2024 as Exhibit 3.1.1 to the Company's Form 10-Q, is incorporated herein by reference.

3.2	Bylaws of the Company, as amended through November 5, 2024, filed November 7, 2024 as Exhibit 3.2.2 to the Company's Form 10-Q, is incorporated herein by reference.
10.1	The Company’s Flexible Stock Plan, amended and restated, effective as of May 21, 2026, filed April 7, 2026 as an Appendix to the Company’s Proxy Statement, is incorporated herein by reference.
31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2026
31.2*	Certification of Benjamin M. Burns, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2026
32.1**	Certification of Karl G. Glassman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2026
32.2**	Certification of Benjamin M. Burns, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2026
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*,***	Inline XBRL Taxonomy Extension Schema
101.CAL*,***	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*,***	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*,***	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*,***	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes filed herewith.
**	Denotes furnished herewith.
***
Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets at June 30, 2026 and December 31, 2025; (ii) Consolidated Condensed Statements of Operations for the six months ended June 30, 2026 and June 30, 2025; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the six months ended June 30, 2026 and June 30, 2025; (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2026 and June 30, 2025; (v) Consolidated Condensed Statements of Changes in Equity for the six months ended June 30, 2026 and June 30, 2025; and (vi) Notes to Consolidated Condensed Financial Statements.

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

LEGGETT & PLATT, INCORPORATED

DATE: August 6, 2026	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman President and Chief Executive Officer

DATE: August 6, 2026	By:	/s/ BENJAMIN M. BURNS
Benjamin M. Burns Executive Vice President and Chief Financial Officer